Form 10QSB
period 2000-06-25
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2000-08-04
CIK 1048620

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000



/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



                        COMMISSION FILE NUMBER 000-29643

                          FOUNDERS FOOD & FIRKINS LTD.
             (Exact Name of Registrant as Specified in Its Charter)

               MINNESOTA                                       41-1883639
      (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)


                              5831 CEDAR LAKE ROAD
                            ST. LOUIS PARK, MN 55416

                                 (612) 525-2070

            (Address of Principal Executive Offices and Registrant's
                     telephone number, including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes        No   X   .
            -------   -------

         As of August 4, 2000, there were outstanding 3,807,350 shares of common stock, $0.01 par value per share, of the registrant. This number includes 1,000,000 units, each consisting of one shares of common stock and one redeemable Class A Warrant, sold in the registrant's initial public offering.

================================================================================

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I         FINANCIAL INFORMATION.............................................................     1

       ITEM 1  Financial Statements..............................................................     1

               Balance Sheet as of June 25, 2000.................................................     1

               Statements of Operations for the thirteen and twenty-six weeks ended
               June 25, 2000 and June 27, 1999...................................................     2

               Statements of Cash Flows for the twenty-six weeks ended June 25, 2000
               and June 27, 1999.................................................................     3

               Notes to Condensed Financial Statements...........................................     5

       ITEM 2  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.........................................................    12

PART II        OTHER INFORMATION.................................................................    16

       ITEM 1  Legal Proceedings.................................................................    16

       ITEM 2  Changes in Securities and Use of Proceeds.........................................    16

       ITEM 3  Defaults upon Senior Securities ..................................................    17

       ITEM 4  Submission of Matters to a Vote of Security Holders...............................    17

       ITEM 5  Other Information.................................................................    17

       ITEM 6  Exhibits and Reports on Form 8-K..................................................    17

SIGNATURES.......................................................................................    18

EXHIBIT INDEX....................................................................................    19


                                     PART I

ITEM 1          Financial Statements

                          FOUNDERS FOOD & FIRKINS LTD.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                         June 25,
                                                                           2000
                                                                    -----------------
ASSETS:
    Current assets:
       Cash                                                         $       3,354,951
       Inventory                                                               36,388
       Prepaids and other                                                      36,922
       Income taxes receivable                                                  5,371
                                                                    -----------------

          Total current assets                                              3,433,632
                                                                    -----------------

    Property and equipment, net                                             3,199,612
    Other                                                                      17,126
    Deferred tax asset
    License                                                                   162,665
    Deferred offering costs
                                                                    -----------------

          Total assets                                              $       6,813,035
                                                                    =================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
       Accounts payable                                             $         349,355
       Accrued expenses                                                       123,946
       Due to related parties                                                  85,962
       Note payable, equipment
       Capital lease obligations, current portion                             114,337
                                                                    -----------------

          Total current liabilities                                           673,600
                                                                    -----------------

    Capital lease obligations, net of current
      portion                                                               2,072,163
                                                                    -----------------

    Shareholders' equity:
       Common stock, 3,807,350 shares issued and
         outstanding at June 25, 2000                                          38,074
       Additional paid-in capital                                           4,429,890
       Accumulated deficit                                                   (400,692)
                                                                    -----------------

                                                                            4,067,272
                                                                    -----------------

          Total liabilities and shareholders' equity                $       6,813,035
                                                                    =================

                  See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Thirteen weeks ended                     Twenty-six weeks ended
                                            ----------------------------------------    -----------------------------------
                                                 June 27,              June 25,             June 27,            June 25,
                                                   1999                  2000                 1999                2000
                                            ------------------    ------------------    ----------------    ---------------
Restaurant revenues                                               $          964,084                        $     1,857,329
                                                                  ------------------                        ---------------

Restaurant costs:
    Food and beverage                                                        289,615                                554,913
    Labor                                                                    335,366                                634,792
    Direct and occupancy                                                     171,237                                358,796
    Depreciation                                                              60,245                                119,803
                                                                  ------------------                        ---------------

          Total restaurant costs                                             856,463                              1,668,322
                                                                  ------------------                        ---------------

Income from restaurant operations                                            107,621                                189,007

Pre-opening costs                           $          186,028                    99    $        194,193              4,450
General and administrative                               8,900                60,492              15,149            138,366
                                            ------------------    ------------------    ----------------    ---------------

Operating income (loss)                               (194,928)               47,030            (209,343)            46,191

Net interest (expense) income                           (6,500)              (44,026)              5,420            (92,458)
                                            ------------------    ------------------    ----------------    ---------------

Income (loss) before taxes                            (201,428)                3,004            (203,922)           (46,267)

Income tax benefit                                      38,980                                    39,853
                                            ------------------    ------------------    ----------------    ---------------

Net income (loss)                           $         (162,448)   $            3,004    $       (164,069)   $       (46,267)
                                            ==================    ==================    ================    ===============

Earnings (loss) per common share            $             (.08)   $              .00    $          (.08)    $          (.02)
                                            ==================    ==================    ===============     ===============

Earnings (loss) per common share,
  assuming dilution                         $             (.08)   $              .00    $          (.08)    $          (.02)
                                            ==================    ==================    ===============     ===============

Weighted average shares
  outstanding                                        1,969,500             2,307,489           1,969,500          2,138,495
                                            ==================    ==================    ================    ===============

Weighted average shares
  outstanding, assuming dilution                     1,969,500             3,063,984           1,969,500          2,138,495
                                            ==================    ==================    ================    ===============


                  See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Twenty-six weeks ended
                                                                                        -----------------------------------
                                                                                            June 27,             June 25,
                                                                                              1999                 2000
                                                                                        ----------------    ---------------
Cash flows from operating activities, net loss                                          $       (164,069)   $       (46,267)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                                                                                119,803
       Deferred income taxes                                                                     (39,853)
       Change in assets and liabilities:
          Decrease (increase) in:
              Inventory                                                                          (22,446)              (356)
              Prepaids and other                                                                 (16,344)            (8,707)
              Other                                                                              (10,779)             8,349
          Increase (decrease) in:
              Accounts payable                                                                   145,180             11,639
              Accrued expenses                                                                    13,534            (51,311)
                                                                                        ----------------    ---------------

    Net cash provided by (used in) operating activities                                          (94,777)            33,150
                                                                                        ----------------    ---------------

Cash flows from investing activities:
    Purchase of:
       Property and equipment                                                                   (655,306)           (77,531)
       License                                                                                                     (162,665)
                                                                                        ----------------    ---------------

    Net cash used in investing activities                                                       (655,306)          (240,196)
                                                                                        ----------------    ---------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                                                    3,505,471
    Sale of warrants to underwriter                                                                                     100
    Proceeds from capital lease                                                                  750,000
    Due to related parties                                                                       (12,300)             3,961
    Payments on:

       Note payable                                                                             (355,000)
       Capital lease obligations                                                                                    (55,208)
                                                                                        ----------------    ---------------

    Net cash provided by financing activities                                                    382,700          3,454,324
                                                                                        ----------------    ---------------


                  See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                               Twenty-six weeks ended
                                                                                        -----------------------------------
                                                                                            June 27,             June 25,
                                                                                              1999                 2000
                                                                                        ----------------    ---------------
Net increase (decrease) in cash                                                         $       (367,383)   $     3,247,278
                                                                                        -----------------   ---------------

Cash, beginning                                                                                1,090,218            107,673
                                                                                        ----------------    ---------------

Cash, ending                                                                            $        722,835    $     3,354,951
                                                                                        ================    ===============


Supplemental disclosure of cash flow information:
      Cash paid for:
         Income taxes                                                                   $         13,522
                                                                                        ================

         Interest                                                                       $          1,275    $        92,697
                                                                                        ================    ===============

Supplemental schedule of non-cash investing and financing
 activities:
      Building acquired under capital lease obligation                                  $      1,558,459
                                                                                        ================

      Equipment and furniture acquired through issuance of

        note payable                                                                    $        455,471
                                                                                        ================

      Equipment included in accounts payable                                                                $         7,420
                                                                                                            ===============

      Common stock tendered in lieu of payment to exercise warrant                                          $       750,000
                                                                                                            ===============

      Warrants tendered in lieu of payments to exercise warrant                                             $           254
                                                                                                            ===============

      Offering costs included in accounts payable                                                           $       209,724
                                                                                                            ===============



                   See notes to condensed financial statements

                          FOUNDERS FOOD & FIRKINS LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

             Twenty-six weeks ended June 27, 1999 and June 25, 2000

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Nature of business:
     Founders Food & Firkins Ltd. (the Company) was formed to develop and operate casual dining restaurants featuring on-premise breweries. The Company is developing these restaurant-breweries in selected markets throughout the United States. The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise. The first facility, known as the Granite City Food & Brewery, includes a full-service 250-seat restaurant and bar area. A second facility located in Sioux Falls, South Dakota is under development. The Company also intends to explore off-premise sales of its hand-crafted beers through the supervised use of contract brewers.

Interim financial statements:
     The condensed financial statements of the Company for the thirteen weeks and twenty-six weeks ended June 27, 1999 and June 25, 2000 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position of the Company at June 25, 2000 and the results of operations and cash flows and for the periods ended June 27, 1999 and June 25, 2000 have been made. Those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form SB-2 registration statement filed May 15, 2000 with the Securities and Exchange Commission.

     The results of operations for the twenty-six weeks ended June 25, 2000 are not necessarily indicative of the results to be expected in a full year.

Initial public offering:
     The Company's initial public offering went effective on June 6, 2000. As a result of this offering, the Company sold 1,000,000 units for $4.125 per unit, each unit consisting of one share of common stock and one redeemable Class A warrant. Net proceeds from this offering were $3,287,282. In conjunction with this offering, Brewing Ventures LLC exercised a warrant to purchase 1,000,000 shares of common stock at $0.75 per share by tendering 187,500 shares of common stock to the Company, which were subsequently cancelled.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash:
     The Company maintains its cash at a financial institution in Minnesota. At times, the bank balance exceeds limits insured by Federal agencies. It is management's opinion that the risk of loss is minimal.

Inventory:
     Inventory, consisting of food, beverages, and retail items, is stated at the lower of cost or market and determined using the first-in, first-out
     (FIFO) method.

Property and equipment:
     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the length of the related lease. Depreciation is computed on the straight-line method for financial reporting purposes and the accelerated method for income tax purposes. Amortization of assets acquired under capital lease are included in depreciation expense.

Fair value of financial instruments:
     At June 25, 2000, the fair value of cash, inventory and accounts payable approximate their carrying value due to the short-term nature of the instrument. The fair value of the capital lease obligations is estimated at its carrying value based upon current rates available to the Company.

Stock-based compensation:
    The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and will disclose the required pro forma effect on net loss as recommended by Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

Advertising costs:
     Advertising costs are expensed as incurred.

Use of estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   RELATED PARTIES:

From June 26, 1997 through June 25, 2000, New Brighton Ventures, Inc., incurred expenses on behalf of and advanced funds to the Company totaling approximately $296,000. At June 25, 2000, amounts due to New Brighton Ventures were $45,335. New Brighton Ventures is an entity controlled by certain owners of Brewing Ventures LLC, a principal shareholder of the Company.

The Company has a Management Agreement with Brewing Ventures LLC to provide consulting services for the development and execution of the Company's restaurant and microbrewery concept. The management fee under the contract is $25,000 per annum. The Management Agreement was terminated by Brewing Ventures effective with the opening of the first restaurant on June 30, 1999. Due to related parties includes $40,627 at June 25, 2000, for the management fees.

4.   PROPERTY AND EQUIPMENT:

                                                                 June 25,
                                                                   2000
                                                            -----------------
Building                                                    $       1,558,459
Leasehold improvements                                                916,261
Equipment and furniture                                               957,643
                                                            -----------------
                                                                    3,432,363
Less accumulated depreciation                                         232,751
                                                            -----------------

                                                            $       3,199,612
                                                            =================

Included in leasehold improvements at June 25, 2000 were $80,983, of architecture fees relating to the development of a restaurant site in Sioux Falls, South Dakota. As of June 25, 2000, no depreciation has been taken on those leasehold improvements.

5.   LEASES:

The Company leases land and building under an agreement expiring in 2019 plus renewable options for additional periods, and also leases improvements under a seven-year agreement. The land portion of the agreement is classified as an operating lease. The building and improvements agreements are capital leases. Two executive officers who are also members of the Board of Directors of the Company have personally guaranteed these leases. Included in property and equipment are the following assets held under capital leases:

                                                               June 25,
                                                                 2000
                                                          -----------------
Building                                                  $       1,558,459
Leasehold improvements                                              750,000
                                                          -----------------
                                                                  2,308,459
Less accumulated depreciation                                       112,177
                                                          -----------------

                                                          $       2,196,282
                                                          =================

The Company has also entered into operating leases expiring through 2004 for various equipment items. Rental expense for the twenty-six weeks ended June 25, 2000 was $38,608.

Minimum future lease payments under all leases as of June 25, 2000 are:

                                                                    Capital            Operating
                     Year ended                                      lease               lease
                   --------------                              ----------------    ---------------

                       2000                                    $        134,739    $        35,961
                       2001                                             293,079             71,922
                       2002                                             293,079             71,922
                       2003                                             296,357             71,922
                       2004                                             299,002             75,152
                     Thereafter                                       2,473,599          1,110,631
                                                               ----------------    ---------------

                  Total minimum lease payments                        3,789,855    $     1,437,510
                                                                                   ===============

                  Less amount representing interest                   1,603,355
                                                               ----------------

                  Present value of net minimum lease payments  $      2,186,500
                                                               ================

The interest rate on the land and building lease is 7.75% and is adjusted every five years based on a premium above the five year average Treasury rate. The improvements lease includes interest at 9.7% with the rate being adjusted after five years to prime plus 2%. Total minimum lease payments do not include contingent rentals that are due under the building lease equal to seven percent of gross sales in excess of $3,200,000 in each lease year.

6.   INCOME TAXES:

The income tax provision consists of the following:

                                                      Thirteen weeks ended                     Twenty-six weeks ended
                                            ----------------------------------------    -----------------------------------
                                                 June 27,              June 25,             June 27,            June 25,
                                                   1999                  2000                 1999                2000
                                            ------------------    ------------------    ----------------    ---------------
Deferred income taxes:
    Federal                                 $           22,412    $             (512)   $         22,914    $         6,097
    State                                               16,568                  (379)             16,939              4,507
                                            ------------------    ------------------    ----------------    ---------------

                                                        38,980                  (891)             39,853             10,604
                                            ------------------    ------------------    ----------------    ---------------

Valuation allowance                                                              891                                (10,604)
                                                                  ------------------                        ---------------

Income tax benefit                          $           38,980    $                0    $         39,853    $             0
                                            ==================    ==================    ================    ===============

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Temporary differences giving rise to the deferred tax asset consist primarily of the excess of organizational costs and pre-opening costs for financial reporting purposes over the amount for tax purposes and net operating loss carryforwards. Temporary differences giving rise to the deferred tax liability consist primarily of the excess of depreciation expense for tax purposes over the amount for financial reporting purposes.


At June 25, 2000, for income tax return purposes, the Company has net operating loss carryforwards of approximately $235,000, available to offset future taxable income. If not used, these carryforwards will begin to expire in 2014.

The components of deferred tax assets and liabilities are as follows:

                                                                                June 25,
                                                                                  2000
                                                                           -----------------
Net deferred tax asset:
    Tax effects of future temporary differences related to:
       Pre-opening costs                                                   $          62,711
       Depreciation                                                                  (18,655)
                                                                           -----------------

Net tax effects of future differences                                                 44,056

Tax effect of net operating loss carryforwards                                        54,713
                                                                           -----------------

Tax effect of future temporary differences and
  carryforwards                                                                       98,769

Less net deferred tax asset valuation allowance                                      (98,769)
                                                                           -----------------

Net deferred tax asset                                                     $               0
                                                                           =================

The valuation allowance was recorded to reflect the estimated amount of deferred tax assets which may not be realized in future years.

7.   COMMITMENTS:

Employment agreements:
     On December 14, 1999, the Company entered into employment agreements with two officers, both of whom are directors of the Company, with the initial term of employment expiring on January 1, 2002. When the initial term expires, the agreements will be automatically extended for six month periods unless the officer or the Company provides notice of intention not to renew at least thirty days prior to the expiration date. The agreements state that no monetary compensation will be received by the officers during fiscal year 2000 and include severance benefits and other employment benefits. The agreements include change in control provisions that would entitle each of the officers to receive severance pay equal to 18 months of salary if there is a change in control in the Company and employment terminates. The maximum contingent liability under these agreements is not determinable as the monetary compensation will not be established until 2001.

Lease agreement:
     On June 14, 2000, the Company entered into a lease agreement for the land and building associated with the restaurant and brewery under construction in Sioux Falls, South Dakota. The lease is contingent upon the lessor completing all tenant improvements. The twenty-year lease term will commence sixty days after the building is ready for occupancy. Total payments over the twenty-year term will be $1,256,848 plus percentage rent. The lease is personally guaranteed by two executive officers who are also members of the Company's Board of Directors.

8.   COMMON STOCK WARRANTS:

In connection with its initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share commencing August 11, 2001. The warrants expire on June 6, 2005.

As part of the Company's initial public offering, the Company sold to the underwriter, for $100, a stock purchase warrant for the purchase of 100,000 units exercisable at $4.95 per share after June 6, 2001. The exercise price and the number of units may be subject to adjustment pursuant to anti-dilution provisions. The warrant also provides for a cashless exercise provision.

As part of the agreement for leasing the initial restaurant, the lessor was issued warrants to purchase 45,000 shares of common stock exercisable at $1.25 per share during the initial three years of the lease term. The warrants expire June 27, 2002.

As part of the sale of common stock in 1997 and 1998, the Company sold to its private placement agent, for $50, a stock purchase warrant for the purchase of 111,950 shares of common stock at $1.00 per share. On June 6, 2000, affiliates of the underwriter exercised 33,800 warrants on a cashless basis. The remaining warrants expire in February 2003.

9.    STOCK OPTION PLANS:

In July 1997, the Company adopted the Founders Food & Firkins Ltd. 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase up to a maximum of 400,000 shares of the Company's common stock. Options will be granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than ten percent of the Company's outstanding voting stock, at 110% of fair market value. Options are exercisable for no more than ten years from the date of the option, or five years in the case of incentive options granted to employees owning more than 10% percent of outstanding stock.

In addition, the Company has reserved 250,000 shares of common stock for issuance under the 1997 Director Stock Option Plan. Under this plan, as modified, the Company will automatically grant an option to each outside director on the date such person becomes a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares. Each option will be exercisable for five years from the date of the option. Options will be granted at fair market value.

A summary of the status of the Company's stock options are presented in the table below:

                                              Weighted                            Options          Weighted
                                               average                           available          average
                                              extended          Price           for future         remaining
                                Shares          price           range              grant             life
                              ----------      --------      -------------      ------------        ---------
Outstanding, June 25, 2000        90,000       $  3.34      $1.00 - $4.00           560,000            4.0
                              ==========       =======      =============      ============          =====

Exercisable, June 25, 2000        15,000       $  1.00          $   1.00
                              ==========       =======          ========

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the Plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. No proforma amounts reflecting compensation costs in accordance with SFAS No. 123 are required to be shown as there were no stock options issued to employees during the twenty-six weeks ended June 27, 1999 and June 25, 2000.

10.  PREFERRED STOCK:

The Company is authorized to issue 10,000,000 shares of preferred stock at $0.01 par value.

11. EARNINGS (LOSS) PER SHARE:

Basic earnings per common share are based on the weighted average number of common shares outstanding in each year. Diluted earnings per common share assume that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

Stock options and warrants of 1,171,950 at June 27, 1999, and 1,170,000 at June 25, 2000 were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended June 27, 1999 and June 25, 2000:

                                                      Thirteen weeks ended                     Twenty-six weeks ended
                                            ----------------------------------------    -----------------------------------
                                                 June 27,              June 25,             June 27,            June 25,
                                                   1999                  2000                 1999                2000
                                            ------------------    ------------------    ----------------    ---------------
Net income (loss)                           $         (162,448)   $            3,004    $       (164,069)   $       (46,267)
                                            ==================    ==================    ================    ===============

Denominator for basic earnings
  per share, weighted average
  shares                                             1,969,500             2,307,489           1,969,500          2,138,495

Effect of dilutive securities,
  options and warrants                                                       756,495
                                            ------------------    ------------------    ----------------    ---------------

Denominator for diluted earnings
  per share, weighted average
  shares adjusted for dilutive
  securities                                         1,969,500             3,063,984           1,969,500          2,138,495
                                            ==================    ==================    ================    ===============

Earnings (loss) per common
  share                                     $            (.08)    $             .00     $         (.08)     $         (.02)
                                            =================     =================     ==============      ==============

Earnings (loss) per common
  share, assuming dilution                  $            (.08)    $             .00     $         (.08)     $         (.02)
                                            =================     =================     ==============      ==============


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN NON-HISTORICAL FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF OUR SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN. PLEASE REFER TO OUR CURRENT REPORT ON FORM 8-K, FILED ON JULY 5, 2000, FOR ADDITIONAL FACTORS KNOWN TO US THAT MAY CAUSE ACTUAL RESULTS TO VARY.

OVERVIEW

         We own and operate a casual dining restaurant featuring an on-premises brewery. Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999.

         We expect to develop these restaurant breweries in selected markets throughout the United States and have targeted Sioux Falls, South Dakota, and Fargo, North Dakota, as locations for the development of our next two restaurant-microbreweries over the next 12 months. In July 2000, our contractor broke ground on the development of the location we plan to lease in Sioux Falls. However, unanticipated costs or delays in the development or construction of our restaurants could prevent our timely and cost-effective opening of new restaurants.

         Our concept is to provide fresh, high-quality, made-to-order food and handcrafted beers. We offer a broad menu of traditional and regional foods served in generous portions at reasonable prices, designed to offer customers an excellent value and pleasant dining experience.

         Our revenues are derived primarily from the sale of food and alcoholic beverages. Sales of alcoholic beverages accounted for approximately 22.0% and 22.1% of revenues for the thirteen and twenty-six weeks ended June 25, 2000, respectively.

         Our new restaurants can be expected to incur above-average costs during the first few months of operation. Our policy is to expense all pre-opening costs as incurred. We expect the timing of new restaurant openings to have a significant impact on restaurant revenues and expenses. We believe that we will incur a significant portion of pre-opening costs associated with a new restaurant within the quarter immediately preceding, and the month of, the opening of such restaurant. We expect to incur pre-opening costs of approximately $175,000 for each new restaurant. These costs include employee recruiting, training and other initial expenses incurred in connection with opening a new restaurant.

         The average cash investment for leasehold improvements, furniture, and equipment, excluding pre-opening expenses, required to open each of our restaurants is estimated to be approximately $1.8 million. We plan to finance our new restaurants through a combination of working capital, facility leases, equipment financing, and other sources. The average cash investment, including pre-opening expenses required to open each new restaurant is approximately $2.0 million.

THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 25, 2000

         The following table compares operating results expressed as a percentage of total revenue for the thirteen and twenty-six weeks ended June 25, 2000.

                                                           Thirteen           Twenty Six
                                                          Weeks ended        Weeks Ended
                                                         June 25, 2000      June 25, 2000
                                                         -------------      -------------
            Restaurant Sales                                100.0%              100.0%

            Restaurant costs:

              Food & beverage                                30.0                29.9
              Labor                                          34.8                34.2
              Occupancy and other                            17.8                19.3
              Depreciation                                    6.2                 6.4
            Total restaurant costs                           88.8                89.8
            Income from restaurant operations                11.2                10.2
            Corporate costs:

              Pre-opening costs                              --                   0.2
              General and administrative                      6.3                 7.5
            Operating income/(loss)                           4.9                 2.5
            Net interest (income)/expense                    (4.6)               (5.0)
            Income/(loss) before taxes                        0.3                (2.5)
            Income tax expense/(benefit)                     --                  --
            Net income/(loss)                                 0.3                (2.5)


RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 25, 2000 AND JUNE 27, 1999

         Our initial restaurant, located in St. Cloud, Minnesota, opened for business on June 30, 1999. Therefore, a comparison of restaurant operations for the thirteen and twenty-six weeks ended June 25, 2000 and June 27, 1999 is not meaningful and, in general, has not been presented.

         Food and beverage revenues for the thirteen weeks ended June 25, 2000 were $964,084. Food based revenues were $745,691, or 77.3% of total revenues. Our handcrafted microbrew revenues were $102,500, or 10.6% of total revenues. Other beverage revenues were $109,181, or 11.3 % of total revenues, and other revenue was $6,712, or 0.8% of total revenue. Food and beverage revenues for the twenty-six weeks ended June 25, 2000 were $1,857,329. Food based revenues were $1,435,454, or 77.3% of total revenue. Our handcrafted microbrew revenues were $199,448, or 10.7% of total revenue. Other beverage revenues were $211,689, or
11.4 % of total revenue, and other revenue was $10,738, or 0.6% of total revenues. We believe that this product mix has stabilized.

         Food and beverage costs for the thirteen weeks ended June 25, 2000 were $289,615, or 30.0% of total revenues. Food and beverage costs for the twenty-six weeks ended June 25, 2000 were $554,931, or 29.9% of total revenues. The level of expense for both periods is in line with our food-pricing model and in-house brewing strategy.

         Labor costs for the thirteen weeks ended June 25, 2000 were $335,366, or 34.8% of total revenues. This was a slight increase from previous quarters and was attributable to the opening of the patio for summer dining. For competitive reasons, patio dining is offered to capture additional revenue through increased seating capacity during peak periods but requires additional staffing. Labor costs for the twenty-six weeks ended June 25, 2000 were $634,792, or 34.2% of total revenues. With the exception of increased labor costs due to patio dining during the summer months, we believe that staffing and training activity are approaching stable levels.

         Occupancy and other operating expenses for the thirteen weeks ended June 25, 2000 were $171,237, or 17.8% of total revenues. This expense level is down slightly from previous quarters because fixed building costs are being spread over greater revenue (generated in part from the opening of the patio) and we are experiencing reduced consulting expenses. Occupancy and other operating expenses for the twenty-six weeks ended June 25, 2000 were $358,796, or 19.3% of total revenues.

         Depreciation expense for the thirteen weeks ended June 25, 2000 was $60,245, or 6.2% of total revenues. Depreciation expense for the twenty-six weeks ended June 25, 2000 was $119,803, or 6.4% of total revenues.

         Income from restaurant operations for the thirteen weeks ended June 25, 2000 was $107,621, or 11.2% of total revenues. Income from restaurant operations for the twenty-six weeks ended June 25, 2000 was $189,007, or 10.2% of total revenues. We believe that revenues will continue to grow with the opening of future restaurants. After experiencing one full year of operations at our St. Cloud location, we believe that our cost structure has stabilized. We believe that additional improvement in income from restaurant operations will be possible with continued revenue growth coupled with our stabilized cost structure.

         Pre-opening costs for the thirteen weeks ended June 25, 2000 were $99, as compared to $186,028 in pre-opening costs for the thirteen weeks ended June 27, 1999, representing a decrease of $185,929. Pre-opening costs for the twenty-six weeks ended June 25, 2000 were $4,450, as compared to $194,193 in pre-opening costs for the twenty-six weeks ended June 27, 1999, representing a decrease of $189,743. The expenses incurred during both 1999 periods were attributable to opening of the initial restaurant in St. Cloud. The expenses incurred during both 2000 periods represent the first pre-opening costs incurred in connection with the second restaurant to be located in Sioux Falls. Pre-opening expenses will increase over the levels experienced during both 2000 periods as we approach the opening date of any future restaurant.

         General and administrative costs for the thirteen weeks ended June 25, 2000 were $60,492, compared to $8,900 in general and administrative costs for the thirteen weeks ended June 27, 1999, representing an increase of $51,592. General and administrative costs for the twenty-six weeks ended June 25, 2000 were $138,366, compared to $15,149 for the twenty-six weeks ended June 27, 1999, representing an increase of $123,217. These increases were attributable to the hiring of the Vice President of Operations and Corporate Chef, both of whom are responsible for overall quality of the restaurants and expansion to new locations, as well as increased corporate and professional expenses incurred since the opening of our first restaurant on June 30, 1999. We also incurred certain additional accounting and legal expenses in anticipation of our initial public offering. We expect that our future general and administrative costs will reflect the typically higher cost associated with operating as a public company. Further, since our executive officers will receive no compensation through the balance of 2000, compensation payable to the executive officers will increase general and administrative costs starting in 2001.

         Net interest expense for the thirteen weeks ended June 25, 2000 was $44,026, or 4.6% of total revenues, representing an increase of $37,526 from that incurred during the thirteen weeks ended June 27, 1999. Net interest expense for the twenty-six weeks ended June 25, 2000 was $92,458, of 5.0% of total revenues, representing an increase of $97,878 from that incurred during the twenty-six weeks ended June 27, 1999. Both increases were primarily due to the interest payable on the capital building lease and a loan used to finance equipment at the St. Cloud restaurant.

         Net income for the thirteen weeks ended June 25, 2000 was $3,004, or 0.3% of total revenues, compared to a net loss of $162,448 for the thirteen weeks ended June 27, 1999. Net loss for the twenty-six weeks ended June 25, 2000 was $46,267, or 2.5% of total revenues, compared to a net loss of $164,069 for the twenty-six weeks ended June 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We require capital for the opening of new restaurants. We have financed our requirements to date principally through net proceeds from our initial public offering and previous private placements, leasing facilities, and loans. New Brighton Ventures, Inc., an entity owned and controlled by certain members of our executive management, has also advanced money to us for which we have reimbursed it.

         As of June 25, 2000, we had current assets of approximately $3,433,632, mostly in cash, and total assets of $6,813,035. Current liabilities were $673,600 and long-term liabilities were $2,072,163. Shareholders equity was $4,067,272.

         As of June 25, 2000, we had net cash of $3,354,951, representing an increase of $3,247,278 over our net cash as of December 26, 1999. Substantially all of the increase was due to receipt of the net proceeds from our initial public offering of $3,505,471 coupled with cash flow from operations of $33,150, offset by equipment purchases of $77,531, the purchase of a liquor license for the Sioux Falls restaurant of $162,665, and net payment on other debt of $51,247.

         We anticipate that the restaurants we plan to develop in Sioux Falls and Fargo will each require approximately $2.0 million, including pre-opening expenses. We plan to finance these new restaurants through a combination of cash on hand, loans, leases, and other sources of capital as needed.

IMPACT OF INFLATION

         The primary inflationary factors affecting operations include food and labor costs. A large number of our employees are paid at the federal and state established minimum wage levels and, accordingly, changes in such wage levels affect our labor costs. Since the majority of personnel are tipped employees, minimum wage changes will have little effect on labor costs. To date inflation has not had a material impact on operating margins.

EMPLOYEES

         We compete with other companies for qualified personnel, especially management. A shortage of qualified personnel could materially affect us. We have not experienced a shortage of qualified personnel to date and our management believes the risk of a shortage to be minimal at this time.

SITE LOCATIONS

         We compete in the marketplace for qualified restaurant locations. We believe that our strategy of placing restaurants in second-tier markets is viable; however, there can be no assurance that we can find enough qualified sites to continue our expansion plans.

CONSUMER TASTE

         The restaurant industry is highly competitive and subject to changes in consumer tastes. We believe that we have the ability to respond quickly to changing tastes and preferences because of the flexibility of our format and experience of our management.

PART II           OTHER INFORMATION

ITEM 1            Legal Proceedings

                  Not applicable.

ITEM 2            Changes in Securities and Use of Proceeds

                  (d)      Use of Proceeds from Registered Securities

                           Our registration statement on Form SB-2 (File No. 333-93459) was declared effective by the SEC on June 6, 2000, and our initial public offering commenced on June 7, 2000. We closed on the sale of 1,000,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, on June 12, 2000. R.J. Steichen & Company served as underwriter of the above-described securities.

                           We registered an aggregate offering amount of 1,150,000 units with an estimated aggregate offering price of $4,743,750 (based on an offering price per unit of $4.125). We sold 1,000,000 of the units we registered at a price of $4.125 per unit, resulting in gross proceeds of $4,125,000.

                           Through June 25, 2000, we had paid total expenses of $627,935 in connection with our initial public offering. Such expenses represent: (1) $412,500 in underwriting discounts and commissions paid to the above-named underwriter, (2) $123,750 in expenses paid to the above-named underwriter, (3) $38,220 in fees and expenses paid to our accountants, (4) $12,964 in blue sky filing fees, (5) $8,782 in Nasdaq listing fees, (6) $6,000 in public relations expenses, (7) $2,711 in SEC registration fees, (8) $1,549 in NASD filing fees, (9) $1,500 in transfer agent fees, and (10) $19,959 in reimbursement to officers for out-of-pocket expenses advanced in connection with the offering. Following June 25, 2000, we paid $50,000 to our attorneys in connection with our initial public offering. During the third quarter of 2000, we expect to pay the following additional expenses in connection with our initial public offering: (1) $85,000 to our printer, (2) $45,425 to our attorneys, (3) $27,171 to the underwriter's attorneys, and (4) $2,128 to our transfer agent. With the exception of reimbursements for advanced costs, none of the foregoing expenditures represent direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of any class of our equity securities, or to our affiliates. After deducting the total paid and estimated expenses of the initial public offering, we believe that our net proceeds will be approximately $3,287,000. This number is lower than the net proceeds calculated for the twenty-six weeks ended June 25, 2000, due to the timing of the payment of certain costs associated with the initial public offering.

                           From the effective date of the registration statement on Form SB-2 through June 25, 2000, we had used $198,018 of the net proceeds for the repayment of indebtedness to, and reimbursement of expenses advanced by, New Brighton Ventures, Inc. ("NBV"). NBV is the entity through which Steven J. Wagenheim, President, Chief Executive Officer and Director of our company, and Mitchel I. Wachman, Chief Financial Officer, Secretary and Director of our company, own a Champps restaurant in New Brighton, Minnesota. Such funds represent: (1) repayment of $152,500 which we borrowed from NBV in February 2000 and used to purchase a liquor license in Sioux Falls, South Dakota, (2) repayment of a $25,000 advance from NBV which we paid to our underwriter as part of the $123,750 expense allowance discussed above, (3) repayment of a $17,000 advance from NBV which we paid to the architect of our Sioux Falls location, and (4) repayment of a $3,518 advance from NBV which we used to pay a portion of the $12,964 in blue sky filing fees discussed above. All remaining net proceeds were invested in an interest bearing savings account as of June 25, 2000.

ITEM 3            Defaults upon Senior Securities

                  Not applicable.

ITEM 4            Submission of Matters to a Vote of Security Holders

                  Not applicable.

ITEM 5            Other Information

                  Not Applicable.

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10 Lease by and between the registrant and Sioux Falls Investments, L.L.P., dated June 14, 2000 (including Guaranty).

                           27       Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           The registrant filed no Current Reports on Form 8-K during the quarter ended June 25, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FOUNDERS FOOD & FIRKINS LTD.

Date:  August 4, 2000               By  /s/ Mitchel I. Wachman
                                      -----------------------------------------
                                            Mitchel I. Wachman
                                            Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number            Description
------            -----------

10                Lease by and between the registrant and Sioux Falls
                  Investments, L.L.P., dated June 14, 2000 (including Guaranty).

27                Financial Data Schedule.
