Form 10QSB
period 2000-09-24
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2000-10-31
CIK 1048620

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000



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

         Yes   X    No     .
             ----      ----

         As of October 31, 2000, there were outstanding 3,807,350 shares of common stock, $0.01 par value per share, of the registrant. This number includes 1,000,000 units, each consisting of one shares of common stock and one redeemable Class A Warrant, sold in the registrant's initial public offering.

================================================================================

                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I            FINANCIAL INFORMATION.............................................................     1

      ITEM 1      Financial Statements..............................................................     1

                  Balance Sheet as of September 24, 2000............................................     1

                  Statements of Operations for the thirteen and thirty-nine weeks ended
                  September 24, 2000 and September 26, 1999.........................................     2

                  Statements of Cash Flows for the thirty-nine weeks ended September 24, 2000
                  and September 26, 1999............................................................     3

                  Notes to Condensed Financial Statements...........................................     5

      ITEM 2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................     7

PART II           OTHER INFORMATION.................................................................    11

      ITEM 1      Legal Proceedings.................................................................    11

      ITEM 2      Changes in Securities and Use of Proceeds.........................................    11

      ITEM 3      Defaults upon Senior Securities ..................................................    12

      ITEM 4      Submission of Matters to a Vote of Security Holders...............................    12

      ITEM 5      Other Information.................................................................    12

      ITEM 6      Exhibits and Reports on Form 8-K..................................................    12

SIGNATURES..........................................................................................    13

EXHIBIT INDEX.......................................................................................    14

                                     PART I

ITEM 1            Financial Statements

                          FOUNDERS FOOD & FIRKINS LTD.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                        September 24,
                                                                            2000
                                                                     -----------------
ASSETS:
    Current assets:
       Cash                                                          $         665,117
       Short-term investments                                                2,162,437
       Inventory                                                                39,426
       Prepaids and other                                                       31,607
       Income taxes receivable                                                   5,371
                                                                     -----------------

          Total current assets                                               2,903,958
                                                                     -----------------

    Property and equipment, net                                              3,586,326
    Other                                                                       16,922
    License                                                                    162,665
                                                                     -----------------

                                                                             3,765,913
                                                                     -----------------

          Total assets                                               $       6,669,871
                                                                     =================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
       Accounts payable                                              $         226,471
       Accrued expenses                                                        155,162
       Due to related parties                                                   55,962
       Capital lease obligations, current portion                              117,000
                                                                     -----------------

          Total current liabilities                                            554,595
                                                                     -----------------

    Capital lease obligations, net of current portion                        2,041,724
                                                                     -----------------

    Shareholders' equity:
       Common stock, 3,807,350 shares issued and
         outstanding                                                            38,074
Additional paid-in capital                                                   4,412,849
       Additional paid in capital                                            4,412,849
       Accumulated deficit                                                    (377,371)
                                                                     -----------------

                                                                             4,073,552
                                                                     -----------------

          Total liabilities and shareholders' equity                 $       6,669,871
                                                                     =================

                  See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Thirteen weeks ended                     Thirty-nine weeks ended
                                            ----------------------------------------    ------------------------------------
                                               September 26,      September 24,         September 26,         September 24,
                                                   1999                  2000                 1999                2000
                                            -------------------   ------------------    ----------------    ----------------
Restaurant revenues                         $        1,130,308    $        1,071,136    $      1,130,308    $     2,928,465
                                            ------------------    ------------------    ----------------    ---------------

Restaurant costs:
    Food and beverage                                  316,882               311,405             316,882            866,336
    Labor                                              450,267               361,259             450,267            996,051
    Direct and occupancy                               164,014               180,653             164,014            539,449
    Depreciation                                        54,219                60,020              54,219            179,823
                                            ------------------    ------------------    ----------------    ---------------

          Total restaurant costs                       985,382               913,337             985,382          2,581,659
                                            ------------------    ------------------    ----------------    ---------------

Income from restaurant operations                      144,926               157,799             144,926            346,806

Pre-opening costs                                                              2,713             194,193              7,163
General and administrative                              18,539               129,793              33,689            268,159
                                            ------------------    ------------------    ----------------    ---------------

Operating income (loss)                                126,387                25,293             (82,956)            71,484

Net interest (expense) income                          (55,060)               (1,972)            (49,639)           (94,430)
                                            -------------------   -------------------   -----------------   ----------------

Income (loss) before taxes                              71,327                23,321            (132,595)           (22,946)

Income tax (expense) benefit                            (5,421)                                   34,432
                                            -------------------   ------------------    ----------------    ---------------

Net income (loss)                           $           65,906    $           23,321    $        (98,163)   $       (22,946)
                                            ==================    ==================    =================   ================

Earnings (loss) per common share            $              .03    $              .01    $          (.05)    $          (.01)
                                            ==================    ==================    ===============     ===============

Earnings (loss) per common share,
  assuming dilution                         $              .03    $              .01    $          (.05)    $          (.01)
                                            ==================    ==================    ===============     ===============

Weighted average shares
  outstanding                                        1,969,500             3,807,350           1,969,500          2,694,780
                                            ==================    ==================    ================    ===============

Weighted average shares
  outstanding, assuming dilution                     1,969,500             3,908,432           1,969,500          3,285,895
                                            ==================    ==================    ================    ===============

                  See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Thirty-nine weeks ended
                                                                                    ---------------------------------------
                                                                                       September 26,         September 24,
                                                                                           1999                  2000
                                                                                    -----------------     -----------------
Cash flows from operating activities, net loss                                      $         (98,163)    $         (22,946)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
       Depreciation and amortization                                                           54,219               179,823
       Deferred income taxes                                                                  (38,184)
       Change in assets and liabilities:
          Decrease (increase) in:
              Inventory                                                                       (42,242)               (3,394)
              Prepaids and other                                                              (41,496)               (3,392)
              Other                                                                                                   8,350
          Increase (decrease) in:
              Accounts payable                                                                123,005                67,361
              Accrued expenses                                                                116,957               (20,095)
                                                                                    -----------------     ------------------

    Net cash provided by operating activities                                                  74,096               205,707
                                                                                    -----------------     -----------------

Cash flows from investing activities:
    Purchase of:
       Short-term investments                                                                                    (2,162,437)
       Property and equipment                                                              (1,223,176)             (528,232)
       Trademark                                                                              (10,779)
       License                                                                                                     (162,665)
                                                                                    -----------------     ------------------

    Net cash used in investing activities                                                  (1,233,955)           (2,853,334)
                                                                                    ------------------    ------------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                                                    3,313,994
    Sale of warrants to underwriter                                                                                     100
    Proceeds from capital lease                                                               750,000
    Due to related parties                                                                      3,640               (26,039)
    Payments on:
       Note payable                                                                          (386,999)
       Capital lease obligations                                                              (40,896)              (82,984)
                                                                                    ------------------    ------------------

    Net cash provided by financing activities                                                 325,745             3,205,071
                                                                                    -----------------     -----------------

                  See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Thirty-nine weeks ended
                                                                                    ---------------------------------------
                                                                                       September 26,         September 24,
                                                                                           1999                  2000
                                                                                    -----------------     -----------------
Net increase (decrease) in cash                                                     $        (834,114)    $         557,444


Cash, beginning                                                                             1,090,218               107,673
                                                                                    -----------------     -----------------

Cash, ending                                                                        $         256,104     $         665,117
                                                                                    ==================    =================



Supplemental disclosure of cash flow information:
      Cash paid for:
         Income taxes                                                               $          17,140
                                                                                    =================

         Interest                                                                   $          52,242     $         144,667
                                                                                    =================     =================

Supplemental schedule of non-cash investing and financing activities:
      Building acquired under capital lease obligation                              $       1,558,459
                                                                                    =================

      Equipment and furniture acquired through issuance of
        note payable                                                                $         455,471
                                                                                    =================

      Equipment included in accounts payable                                                              $           3,239
                                                                                                          =================

      Common stock tendered in lieu of payment to exercise warrant                                        $         750,000
                                                                                                          =================

      Warrants tendered in lieu of payments to exercise warrant                                           $             254
                                                                                                          =================

      Offering costs included in accounts payable                                                         $          35,287
                                                                                                          =================

                  See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 Thirteen and thirty-nine weeks ended September 26, 1999 and September 24, 2000


1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Nature of business:
     Founders Food & Firkins Ltd. (the "Company") was formed to develop and operate casual dining restaurants featuring on-premise breweries. The Company is developing these restaurant-breweries in selected markets throughout the United States. The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise. The first facility in St. Cloud, Minnesota, known as the Granite City Food & Brewery, includes a full-service 250-seat restaurant and bar area. A second facility located in Sioux Falls, South Dakota, is under development. The Company also intends to explore off-premise sales of its hand-crafted beers through the supervised use of contract brewers.

Interim financial statements:
     The condensed financial statements of the Company for the thirteen weeks and thirty-nine weeks ended September 26, 1999 and September 24, 2000 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position of the Company at September 24, 2000 and the results of operations and cash flows and for the periods ended September 26, 1999 and September 24, 2000 have been made. Those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form SB-2 registration statement filed May 15, 2000 with the Securities and Exchange Commission.

     The results of operations for the thirteen and thirty-nine weeks ended September 24, 2000 are not necessarily indicative of the results to be expected in a full year.

Initial public offering:
     The Company's initial public offering went effective on June 6, 2000. As a result of this offering, the Company sold 1,000,000 units for $4.125 per unit, each unit consisting of one share of common stock and one redeemable Class A warrant. Net proceeds from this offering were $3,270,242. In conjunction with this offering, Brewing Ventures LLC exercised a warrant to purchase 1,000,000 shares of common stock at $0.75 per share by tendering 187,500 shares of common stock to the Company, which were subsequently cancelled.

                          FOUNDERS FOOD & FIRKINS LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 Thirteen and thirty-nine weeks ended September 26, 1999 and September 24, 2000


2.   SIOUX FALLS DEVELOPMENTS:

Lease agreement:
     On June 14, 2000, the Company entered into a lease agreement for the land and building associated with the restaurant and brewery under construction in Sioux Falls, South Dakota. The lease is contingent upon the lessor completing all tenant improvements. The twenty-year lease term will commence sixty days after the building is ready for occupancy. Total payments over the twenty-year term will be $6,284,000 plus percentage rent. The lease is personally guaranteed by two executive officers who are also members of the Company's Board of Directors.

Property and equipment:
     Included in property and equipment at September 24, 2000 is $511,882 of leasehold improvements and equipment costs related to the restaurant brewery in Sioux Falls, South Dakota, of which $464,151 was incurred during the thirty-nine weeks ended September 24, 2000. As of September 24, 2000, no depreciation has been taken on these assets.

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

OVERVIEW

         We operate a casual dining restaurant featuring an on-premises brewery in St. Cloud, Minnesota, which commenced operations in June 1999. We expect to develop more restaurant breweries in selected markets throughout the United States.

         Our concept is to provide fresh, high-quality, made-to-order food and handcrafted beers. We offer a broad menu of traditional and regional foods served in generous portions at reasonable prices, designed to offer customers an excellent value and pleasant dining experience.

         Our revenues are derived primarily from the sale of food and alcoholic beverages. Sales of alcoholic beverages accounted for approximately 21.2% and 21.9% of revenues for the thirteen and thirty-nine weeks ended September 24, 2000, respectively.

         We have targeted Sioux Falls, South Dakota, and Fargo, North Dakota, as locations for the development of our next two restaurant-microbreweries over the next 9 months. In June 2000, we signed a lease commitment and in July 2000 our contractor broke ground on the development of the Sioux Falls location. Currently, favorable weather conditions have allowed construction of the restaurant site to progress rapidly, so we are anticipating a mid-December 2000 opening. However, unanticipated changes in weather conditions could result in construction delays. In addition, we may experience difficulties attracting and training new employees to adequately staff the operations during the holiday season. Events such as these could delay the opening of the new restaurant brewery in Sioux Falls until January 2001. We are presently in negotiations to secure a lease for a location in the Fargo area.

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

THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000

         The following table compares operating results expressed as a percentage of total revenue for the thirteen and thirty-nine weeks ended September 24, 2000.

                                                       Thirteen                 Thirty-Nine
                                                     Weeks Ended                Weeks Ended
                                                  September 24, 2000         September 24, 2000
                                                  ------------------         ------------------
            Restaurant revenues:                        100.0%                     100.0%

            Restaurant costs:
              Food and beverage                          29.1                       29.6
              Labor                                      33.7                       34.0
              Direct and occupancy                       16.9                       18.4
              Depreciation                                5.6                        6.2
            Total restaurant costs                       85.3                       88.2
            Income from restaurant operations            14.7                       11.8
            Corporate costs:
              Pre-opening costs                           0.2                        0.2
              General and administrative                 12.1                        9.2
            Operating income                              2.4                        2.4
            Net interest expense                         (0.2)                      (3.2)
            Income (loss) before taxes                    2.2                       (0.8)
            Income tax (expense) benefit                 --                         --
            Net income (loss)                             2.2%                      (0.8)%


RESULTS OF OPERATIONS FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

REVENUE

         Our initial restaurant, located in St. Cloud, Minnesota, opened for business on June 30, 1999. Therefore, a comparison of restaurant operations for the thirty-nine weeks ended September 24, 2000 and September 26, 1999 is not meaningful and, in general, has not been presented.

         Food and beverage revenues for the thirteen weeks ended September 24, 2000 were $1,071,136 compared to $1,130,308 during the comparable period ended September 26, 1999. As we open a restaurant, we seek to attract a high customer count in hopes that these customers will develop into a stable customer base. The decrease in revenues can be expected due to the "honeymoon effect" experienced during a restaurant's initial eight weeks after opening. Our average weekly revenues in September 1999 (after the "honeymoon effect" ended) were $77,440 and for the similar period in 2000, our average weekly revenues were $79,100. We expect an increase in revenue with the opening of the Sioux Falls, South Dakota, restaurant in December 2000 or January 2001.

RESTAURANT COSTS

         Food and beverage costs for the thirteen weeks ended September 24, 2000 were $311,405, or 29.1% of total revenues, compared to $316,882, or 27.9% of total revenues, for the same period ended September 26, 1999. As a percentage of revenue, food and beverage costs increased due to the stabilization of the business model. In the comparable quarter of 1999, we experienced vendor discounts due to the restaurant opening and we were in the process of refining inventory controls over our brewing operations for consistency. These factors led to lower food and beverage costs than we would expect in established operations.

         Labor costs for the thirteen weeks ended September 24, 2000 were $361,259, or 33.7% of total revenues, which is $89,008 lower than labor costs of $450,267, or 39.8% of total revenues, for the thirteen weeks ended September 26, 1999. During a restaurant opening, we intentionally over-staff the restaurant to ensure that our customers have a favorable dining experience and to allow for training of employees. The labor costs for the thirteen weeks ended September 24, 1999 reflect this over-staffing and the 2000 costs for the similar period are in line with our expectations for labor costs in an established restaurant.

         Direct and occupancy expenses for the thirteen weeks ended September 24, 2000 were $180,653, or 16.9% of total revenues, compared to $164,014, or 14.5% of total revenues, for the similar 1999 period. This expense level has increased since we reaped the efficiencies of the initial stocking of supplies and the newness of the equipment in the initial quarter of operation and now we are operating in a more stabilized cost structure.

         Depreciation expense for the thirteen weeks ended September 24, 2000 and September 26, 1999 was $60,020, or 5.6% of total revenues, and $54,219, or 4.8% of total revenues, respectively. The increase in depreciation reflected incidental purchases of equipment and furnishings.

OTHER EXPENSES

         Pre-opening costs decreased $187,030 to $7,163, or 0.2% of total revenues, in the thirty-nine weeks ended September 24, 2000 from $194,193, or 17.2% of total revenues, for the thirty-nine weeks ended September 26, 1999. The expenses incurred during the 1999 period were attributable to opening of the initial restaurant in St. Cloud whereas the expenses incurred during the 2000 period represented the first pre-opening costs incurred in connection with the second restaurant to be located in Sioux Falls. Current year pre-opening expenses will increase in the fourth quarter 2000 as we approach the opening date of the Sioux Falls restaurant.

         General and administrative costs for the thirty nine weeks ended September 24, 2000 were $268,159, compared to $33,689 for similar period ended September 26, 1999, representing an increase of $234,470. The increase was attributable to the hiring of the Vice President of Operations and Corporate Chef, both of whom are responsible for overall quality of the restaurants and expansion to new locations, as well as increased corporate and professional expenses incurred since the opening of our first restaurant on June 30, 1999. We have also incurred certain additional accounting and legal expenses in connection with our initial public offering in June 2000 as well as operating as a public company. Further, since our executive officers will receive no compensation throughout 2000, compensation payable to the executive officers will increase general and administrative costs starting in 2001.

         Net interest expense for the thirteen weeks ended September 24, 2000 was $1,972, or 0.2% of total revenues, representing a decrease of $53,088 from that incurred during the similar 1999 period. The reduction was due principally to the increase in interest income earned on the proceeds from our initial public offering. Net interest expense for the thirty-nine weeks ended September 24, 2000 was $94,430, or 3.2% of total revenues, representing an increase of $44,791 from that incurred during the thirty-nine weeks ended September 26, 1999. The increase was due principally to interest expense on the capital lease obligations and equipment loans entered into in June 1999 with the opening of our St. Cloud restaurant.

LIQUIDITY AND CAPITAL RESOURCES

         We require capital principally for the development, construction and opening of new restaurants. We have financed our requirements to date principally through net proceeds from our initial public offering and previous private placements, borrowings under capital lease obligations and short-term secured loans. New

Brighton Ventures, Inc., an entity owned and controlled by certain members of our executive management, has also advanced money to us from time to time. We have made periodic repayments of these advances.

         Our operating activities, as detailed in the Statement of Cash Flows, provided $205,707 of net cash during the thirty-nine weeks ended September 24, 2000, representing an increase of $131,611 over the $74,096 generated in the comparable period of 1999. Using the net cash provided by operations and our initial public offering, we have made purchases of equipment, principally for our new Sioux Falls location, of $528,232 and of a Sioux Falls liquor license for $162,665. During the thirty-nine weeks ended September 24, 2000, we reduced our capital lease obligations and debt owed to related parties by $82,984 and $26,039, respectively. In addition, we have invested excess cash of $2,162,437 in short-term investments with staggered maturity dates designed to correspond with the construction and opening needs of our future restaurants.

         During the thirty-nine weeks ended September 26, 1999, we used $74,096 of net cash provided by operations, combined with the proceeds from capital lease obligations of $750,000 and cash on hand from a 1999 private placement to invest $1,223,176 in the property and equipment of our St. Cloud restaurant. We also made debt payments of $40,896 on capital lease obligations and debt payments of $386,999 on a note payable.

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

SEASONALITY AND QUARTERLY RESULTS

         We expect that our sales and earnings will fluctuate based on seasonal patterns. We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate during those quarters in our existing and proposed markets.

                            PART II OTHER INFORMATION

ITEM 1            Legal Proceedings

                  Not applicable.

ITEM 2            Changes in Securities and Use of Proceeds

                  (d)      Use of Proceeds from Registered Securities

                           Our registration statement on Form SB-2 (File No. 333-93459) was declared effective by the SEC on June 6, 2000.

                           Through September 24, 2000, we had paid total expenses of $819,471 in connection with our initial public offering. Such expenses represent: (1) $412,500 in underwriting discounts and commissions paid to our underwriter, (2) $123,750 in expenses paid to our underwriter, (3) $108,449 paid to our attorneys, (4) $92,935 paid to our printer, (5) $38,220 in fees and expenses paid to our accountants,
                           (6) $12,964 in blue sky filing fees, (7) $8,782 in Nasdaq listing fees, (8) $6,000 in public relations expenses, (9) $3,628 to our transfer agent, (10) $3,372 in SEC registration fees, (11) $1,549 in NASD filing fees, and (12) $7,322 in reimbursement to officers for out-of-pocket expenses advanced in connection with the offering. During the fourth quarter of 2000, we expect to pay the following additional expenses in connection with our initial public offering: (1) $22,171 to our underwriter's attorneys and (2) $8,116 to our attorneys. With the exception of reimbursements for advanced costs, none of the foregoing expenditures represent direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of any class of our equity securities, or to our affiliates. After deducting the total paid and estimated expenses of our initial public offering, we believe that our net proceeds will be approximately $3,275,242.

                           From the effective date of the registration statement on Form SB-2 through September 24, 2000, we had used $662,169 of the net proceeds. Of such amount, we used
                           (1) $464,151 for the development of our Sioux Falls location and (2) $198,018 for the repayment of indebtedness to, and reimbursement of expenses advanced by, New Brighton Ventures, Inc. ("NBV"). NBV is the entity through which Steven J. Wagenheim, President, Chief Executive Officer and Director of our company, and Mitchel I. Wachman, Chief Financial Officer, Secretary and Director of our company, own a Champps restaurant in New Brighton, Minnesota. The Sioux Falls expenditures represent downpayments on
                           (1) restaurant equipment of $159,850, (2) tenant improvements to the building of $169,459, (3) brewery equipment of $98,493, and (4) audio/visual equipment of $36,349. The payments to NBV represent: (1) repayment of $152,500 which we borrowed from NBV in February 2000 and used to purchase a liquor license in Sioux Falls, South Dakota, (2) repayment of a $25,000 advance from NBV which we paid to our underwriter as part of the $123,750 expense allowance discussed above, (3) repayment of a $17,000 advance from NBV which we paid to the architect of our Sioux Falls location, and (4) repayment of a $3,518 advance from NBV which we used to pay a portion of the $12,964 in blue sky filing fees discussed above. All remaining net proceeds were invested in an interest bearing savings account and certificates of deposit as of September 24, 2000.

ITEM 3            Defaults upon Senior Securities

                  Not applicable.

ITEM 4            Submission of Matters to a Vote of Security Holders

                  Not applicable.

ITEM 5            Other Information

                  Not Applicable.

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27       Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           The registrant filed a Current Report on Form 8-K on July 5, 2000, containing the registrant's cautionary statement.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FOUNDERS FOOD & FIRKINS LTD.


Date:  October 31, 2000                          By  /s/ Mitchel I. Wachman
                                                   -----------------------------
                                                      Mitchel I. Wachman
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            -----------
27                Financial Data Schedule.