Form 10KSB40
period 2000-12-31
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2001-04-02
CIK 1048620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29643

                          FOUNDERS FOOD & FIRKINS LTD.
                 (Name of Small Business Issuer in Its Charter)

                 MINNESOTA                           41-1883639
      (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)            Identification No.)

                5831 CEDAR LAKE ROAD, ST. LOUIS PARK, MINNESOTA 55416
             (Address of Principal Executive Offices, including Zip Code)

                                    (952) 525-2070
                   (Issuer's Telephone Number, including Area Code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

UNITS (EACH CONSISTING OF ONE SHARE OF COMMON STOCK, $0.01 PAR VALUE, AND ONE
     REDEEMABLE CLASS A WARRANT TO PURCHASE ONE SHARE OF COMMON STOCK),
           COMMON STOCK ($0.01 PAR VALUE) AND REDEEMABLE CLASS A
                     WARRANTS TO PURCHASE COMMON STOCK
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's revenues for its most recent fiscal year were $4,105,357.

      The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 15, 2001, was approximately $6,153,550.

      As of March 15, 2001, the issuer had outstanding 3,807,350 shares of common stock. This number includes 1,000,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer's initial public offering.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.......................................................................1

   ITEM 1  DESCRIPTION OF BUSINESS...........................................1
   ITEM 2  DESCRIPTION OF PROPERTY..........................................11
   ITEM 3  LEGAL PROCEEDINGS................................................12
   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12

PART II.....................................................................13

   ITEM 5  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.........13
   ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........14
           CAUTIONARY STATEMENT.............................................18
   ITEM 7  FINANCIAL STATEMENTS.............................................24
   ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................41

PART III....................................................................42

   ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................42
   ITEM 10 EXECUTIVE COMPENSATION...........................................44
   ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...46
   ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................47
   ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K...........................48

SIGNATURES..................................................................49

INDEX TO EXHIBITS...........................................................50

      THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT. ALTHOUGH WE BELIEVE THAT, IN MAKING ANY SUCH STATEMENT, OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, ANY SUCH STATEMENT MAY BE INFLUENCED BY FACTORS THAT COULD CAUSE ACTUAL OUTCOMES AND RESULTS TO BE MATERIALLY DIFFERENT FROM THOSE PROJECTED. WHEN USED IN THE FOLLOWING DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, CERTAIN OF WHICH ARE BEYOND OUR CONTROL, ARE SET FORTH UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- CAUTIONARY STATEMENT."

      OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, FORWARD-LOOKING STATEMENTS. ACCORDINGLY, WE CANNOT BE CERTAIN THAT ANY OF THE EVENTS ANTICIPATED BY FORWARD-LOOKING STATEMENTS WILL OCCUR OR, IF ANY OF THEM DO OCCUR, WHAT IMPACT THEY WILL HAVE ON US. WE CAUTION YOU TO KEEP IN MIND THE CAUTIONS AND RISKS DESCRIBED IN OUR CAUTIONARY STATEMENT AND TO REFRAIN FROM ATTRIBUTING UNDUE CERTAINTY TO ANY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THE DOCUMENT IN WHICH THEY APPEAR.

                                     PART I

ITEM 1          DESCRIPTION OF BUSINESS

OVERVIEW

      We operate restaurant-microbreweries under the name "Granite City Food & Brewery(TM)." We currently operate one store in St. Cloud, Minnesota, and one in Sioux Falls, South Dakota. Our full-service restaurants offer high quality food and handcrafted beers. Our theme is casual dining, with a broad menu of items that are prepared fresh daily and freshly brewed handcrafted beers made on-premise. We offer high quality menu items served in generous portions at reasonable prices. Our handcrafted beers are moderately priced and offer unique styles and flavors not typically produced by major breweries. During 2001, we plan to expand operations to open an additional Granite City Food & Brewery restaurant in Fargo, North Dakota. Subject to obtaining adequate financing, we intend to pursue a disciplined expansion strategy in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.

      We were incorporated on June 26, 1997, as a Minnesota corporation. Our executive offices are located at 5831 Cedar Lake Road, St. Louis Park, Minnesota 55416, and our telephone number is (952) 525-2070.

OUR BUSINESS STRATEGY

      Our objective is to become the dominant restaurant-microbrewery in each of our markets and to be a leader in the casual dining-microbrewery industry. The principal elements of our strategy are as follows:

      o OFFER A BROAD SELECTION OF QUALITY FOODS AT REASONABLE PRICES. Granite City features foods based upon hearty Midwestern fare infused with Southwestern, Cajun and California influences. These foods feature fresh flavors of herbs, infused oils and enriched sauces. We feature many items designed with our handcrafted beers in mind, both as ingredients and to accompany meals. Our menu is strategically tailored for smaller metropolitan and regional market pricing in which patrons tend to have greater price sensitivity toward lunch items than dinner items. We have designed our menu so that when a guest opens the menu, he or she finds a special section of lunch selections featured at prices ranging from $4.95 to $6.25, providing a high price value for midday diners. Our overall menu prices range from $3.95 for appetizers to $15.95 for our BBQ Pork Ribs. Most of our 82 menu items range from $6.00 to $10.00.

      o OFFER OLD WORLD, CLASSIC BEERS MADE IN OUR ON-PREMISE MICROBREWERY. Our specialty beers are prepared with the finest ingredients available, under the direction of our brewmaster, William E. Burdick. Our array of craftbrewed beers is distinguishable from other domestically produced beers due to the freshness, flavor and brewing styles of our beers. We brew ales and lagers in the old world tradition to the highest standards of brewing. We produce six flagship beer products that are permanently offered on tap, along with seasonal and special ales and lagers handcrafted to promote events such as Oktoberfest and St. Patrick's Day.

      o CREATE A FUN, ENERGETIC ATMOSPHERE AND DESTINATION DINING EXPERIENCE. We focus on providing the Granite City guest with a fun, warm and energetic atmosphere. Our restaurant interiors are spacious, open settings designed to create a visual impact on guests. Guests may watch the brewing process and see food preparation in our open display kitchens, or watch a game on the many televisions throughout our dining and bar areas. We offer formal tours conducted by our brewers, as well as mini-tours conducted on a spontaneous basis. We celebrate the art of brewing and cooking by showcasing our breweries and kitchens. Our brewery operations are immediately seen from the mini-brewery displays located in our foyers. These custom-made presentations of our brewing process display mini-vats and tanks which sit on a copper platform hanging from the ceiling. Guests can view the glass-stenciled brewing flow chart which highlights each brewing vessel's function. Also, our glass-enclosed breweries allow guests to actually see the brewer working in the brewery. Often, guests will be allowed to enter the actual breweries, on a spontaneous basis, to talk to the brewer. We also showcase our food production with our exposed display kitchens.

      o CREATE A PASSIONATE CULTURE OF SERVICE. We foster a passionate culture of guest service among employees, by emphasizing guest service and comfortable dining experience provided by a knowledgeable, energetic staff. Our service personnel are trained to introduce guests to the Granite City concept by explaining our menu and beer products. Our service staff is trained to understand how our foods are flavored and prepared, and to describe our handcrafted beers. To provide guests with a high level of service at all times, we have a management presence during all business hours to ensure guest satisfaction and to support our employees.

      o ACHIEVE ATTRACTIVE RESTAURANT AND MICROBREWERY ECONOMICS. We believe that our restaurant-microbrewery concept and the pricing of our products fits well in smaller metropolitan and regional markets, which we intend to target for expansion. We also believe that we have the ability to achieve attractive economics through the sale of higher margin menu items such as our handcrafted beers.

      o PURSUE DELIBERATE AND CAREFUL EXPANSION. Our current development plan is to open the next Granite City restaurant in Fargo, North Dakota. This market meets our criteria in terms of population, employment levels, presence of college or university campuses, hotel room nights and household incomes. Subject to obtaining adequate financing, we intend to pursue a disciplined expansion strategy in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.

THE GRANITE CITY FOOD & BREWERY CONCEPT

      Granite City Food & Brewery targets a broad customer base by incorporating two popular national dining preferences: high quality, casual, value-priced food, and fresh, handcrafted quality beers brewed on-
      premise. We believe this concept differentiates us from many of our competitors, who feature pre-prepared, smaller portioned food items and mass-produced, pre-packaged beers. The key elements of our concept include:

      o quality food items prepared from scratch daily, with an emphasis on freshness, variety, generous portions and attractive presentation

      o freshly brewed, unique handcrafted beers produced from the highest quality ingredients and sold in our restaurants through direct tap systems from cellar tanks

      o intense employee training and supervision designed to develop motivated, service-oriented employees who strive to deliver strong customer satisfaction

      o an interior design which creates an environment that is upscale, casual and unpretentious, and promotes a fun, energetic and socially interactive experience

      Each of our existing restaurants consists of a 10,000 square foot facility built to our plans and specifications. Our restaurants have an open atmosphere, including an exposed ceiling that is approximately 16 feet high. Since no interior walls disrupt our public areas, guests can view the many component parts of our operation from virtually any place in our facilities. Guests may watch the brewing and food preparation, or may watch sports and other entertainment on the many television sets located throughout our dining and bar areas. Located in each foyer is a custom designed copper and stainless steel mini-brewery display. Mini-vats and tanks sit on a copper platform that hangs from the ceiling. The brewery display depicts the brewing process and helps to create a visual display of our brewery theme from the moment the guest comes through our door.

      We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. Our floor-to-ceiling window systems create expansive views of outdoor pond and patio areas which are used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape.

EXISTING AND PROPOSED LOCATIONS

      We currently operate one Granite City Food & Brewery restaurant in St. Cloud, Minnesota, and one in Sioux Falls, South Dakota.

      Our location in St. Cloud is centrally located within the area's retail, lodging and transportation activity. Conveniently located at the intersection of Minnesota Highways 15 and 23, our site caters to local residents, area-based tourists who shop at the regional mall or attend business conferences, sports tournaments or university related events, and transient guests who pass through St. Cloud to Minnesota's northern tourism area. Our selection of St. Cloud as our first Granite City location was based upon criteria which we have determined are important for restaurant development in smaller metropolitan and regional markets, including but not limited to the following:

      o     a minimum regional/metropolitan population of 150,000

      o proximity to a regional retail, financial, educational and lodging hub

      o     central location within the area's lodging properties

      o     excellent accessibility and visibility

      Our Sioux Falls restaurant site consists of approximately 2.15 acres and has many site features similar to those of our St. Cloud location. These attributes include the following:

      o     close proximity to the area's hotel rooms

      o     trade area population of over 160,000

      o near the regional mall, a 14-plex movie theatre and the city's major transportation corridor

      The patio at our Sioux Falls location overlooks the Sioux River and Sioux Falls Country Club. In spring 2001, our developer plans to construct a pond adjacent to the patio. In addition, plans call for a 30,000-square-foot office building to be constructed next door. Being located within Sioux Fall's civic activity center, as well as creating a true destination location enhanced by a spectacular view, represent locational advantages for us.

      Each existing restaurant is similar in design and approximately 10,000 square feet in size. Each existing restaurant is leased to us pursuant to a 20-year net lease with renewal options. Our investment in each existing restaurant is approximately $2.0 million.

      We have entered into a lease for a site within Fargo's retail, lodging and entertainment area. The site is on the property of the area's major mall, West Acres Mall. Subject to obtaining adequate financing, we anticipate opening the Fargo location in advance of this year's holiday season. Please refer to "Management's Discussion and Analysis or Plan of Operation" for more information on the financing of our Fargo location. We expect that this location, along with Sioux Falls and St. Cloud, will give us a strong base from which to expand.

      Subject to obtaining adequate financing, our corporate strategy calls for further development in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We will require additional financing to pursue our expansion strategy in additional markets.

MENU

      At the core of our concept is our 82-item menu complemented by fresh, handcrafted beers. Our menu is committed to full flavored ingredients and value engineering of each menu item. Our menu is based on the preparation of distinctive items not generally featured on restaurant chain menus. We are continuously engaged in food development and create new menu items and weekly specials on a regular basis. All menu items are staff and customer tested and refined before menu implementation.

      Some of our more popular items include our Granite City Ale and Cheddar Soup, Chicken Caesar Chalupa, Chicken Tschopitoula, Chinese Pasta Salad, Grilled London Broil with Bourbon BBQ Sauce, Southern Fried Chicken Breast Dinner (marinated in buttermilk and Cajun spices), Honey Rosemary Filet Mignon and the Granite City Walleye. We currently offer up to ten new menu items weekly, ranging from appetizers to salads and entrees. This approach allows us to develop continuous improvement and innovation, an important strategy that keeps our menu fresh and interesting. Approximately 12% of food sales are generated through weekly specials. We also solicit input from customers regarding our menu offerings.

      To ensure that we are serving food of consistently high quality, we have developed quality control practices, including (a) the participation by each member of our kitchen staff in a thorough training program, (b) the development of strict specifications that ensure that only high quality ingredients are used in our food and (c) the requirement that each shift of cooking personnel consistently prepare each menu item. We believe that by serving guests generous portions of well-presented foods, we have a competitive advantage and are able to consistently provide a superior value-oriented dining experience for our guests.

DEDICATED GUEST SERVICE

      We are committed to guest satisfaction. From the moment a guest walks through the door, they are treated and served in a professional, attentive manner. We understand the critical importance of attention to detail and seek to create and maintain an exceptional service-oriented environment. We conduct daily pre-shift meetings, track service audits and assign manageable table stations, which we believe enable us to create a system of effective service to assure guest satisfaction. Our service is based on a team concept. Customers are made to feel that any employee can help them, and that they are never left unattended.

MANAGEMENT AND EMPLOYEES

      Our ability to effectively manage restaurants in multiple geographic areas will be critical to our success. We plan to open our next store in Fargo, a city accessible by major highways from St. Cloud and Sioux Falls and by regular daily direct airline flights from the Minneapolis-St. Paul metropolitan area. This access will allow our current management to provide assistance in development, restaurant opening and on-going support and managerial supervision to create strong and responsive employee teams at each location. Store-level management teams consist of a general manager, a kitchen manager and assistant managers. The management team receives incentive bonuses based upon financial and qualitative performance criteria, including the results of mystery shoppers who anonymously evaluate individual restaurants. Each member of our restaurant management team is cross-trained in all operational areas. As we grow and expand geographically, we expect to add additional personnel to ensure proper management, support and controls.

      We expect that each Granite City restaurant will employ approximately 125 hourly employees, approximately 80% of whom will be part time. All staff personnel are trained and work on a buddy-trailing system before they are scheduled to work independently.

      We actively recruit and select individuals who share our passion for a high level of guest service. Testing and multiple interviews are used to aid in the selection of new employees at all levels. We have developed a competitive compensation package for our restaurant management team, that includes a base salary, competitive benefits and participation in a management incentive plan that rewards the management team for achieving performance objectives. It is our policy to promote from within, but we recognize the need to supplement this policy with other personnel at our current stage of growth and as we open new markets.

OPERATIONAL CONTROLS

      Our restaurants use personal computer systems that are integrated with management reporting systems which enable us to monitor restaurant sales and product and labor costs on a daily basis. Financial controls are maintained through a centralized accounting system. Our monthly financial statements are generated within a relatively short period of time so that management may review and respond to requirements in a timely fashion. We continuously monitor sales, costs and operating expenses and advertising and promotional expenses. We believe that our system of controls is adequate for our planned expansion strategy.

HOURS OF OPERATION

      Our restaurants are open seven days a week, from 11:00 a.m. to 1:00 a.m., Monday through Saturday, and from 10:00 a.m. to midnight on Sunday. On Sundays, beginning at 10:00 a.m., we offer a buffet style brunch that features both breakfast and lunch items. We are open on selected holidays.

PURCHASING

      We strive to obtain consistently high quality ingredients for our food products and brewing operations at competitive prices from reliable sources. To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we control such purchasing by buying from a variety of national, regional and local suppliers at negotiated prices. Most food products are shipped from a central distributor directly to our existing restaurants two to four times per week. Produce is delivered daily from local suppliers to ensure product freshness. We do not maintain a central food product warehouse or commissary. As is typical in our industry, we do not have any long-term contracts with our food or brewing ingredient suppliers. We purchase ingredients for our brewing operations from a variety of foreign and domestic suppliers at negotiated prices. We have not experienced significant delays in receiving food products, brewing ingredients, restaurant supplies or equipment.

BREWING OPERATIONS

OVERVIEW

      Each of our existing breweries has been designed to produce 1,000 to 2,000 barrels of beer annually. The design will accommodate additional fermentation vessels to meet increased demand should it become necessary. It is our intention to bottle and sell our beers off-premise at a future date. We believe this strategy will increase awareness of our restaurants and craftbrewed beers, and provide us with an additional source of revenue. We intend to test market our beer as an off-sale product in markets where it can legally be bottled and distributed off-sale. We have also begun to sell Growlers at our Sioux Falls location. These portable half-gallon containers allow us to sell beer to restaurant guests to take home. With off-sale merchandising in mind, we have developed unique brand labels for each of our beers.

OUR BREWING PHILOSOPHY

      With the proliferation of brew pubs in the United States there has been a trend toward "brewing by the numbers," a method of brewing that employs non-brewers who are trained to "push buttons" and uses ingredients that emanate from a central brewing source and are designed to produce homogeneous beers. In contrast, our philosophy is to employ only professional brewers to produce specialty beers. We believe that in order to produce old world, classic beer, we must employ brewers trained in brewing chemistry and must maintain consistent quality control and proper laboratory procedures. We have installed a brewery laboratory in each of our locations. In our laboratories, we employ trained brewers to brew all beers from scratch using proprietary recipes with all yeast strains developed on site. We believe we are the only brewing chain employing accredited brewers committed to brewing proprietary old world, classic beers. All brewers are hired by and report to our brewmaster, William E. Burdick, and are individually trained by him. Brewing reports are faxed each day to our corporate headquarters for review, and our brewers follow prescribed daily procedures for quality assurance.

      Our flagship brews consist of six styles available every day. We also brew a number of seasonal beers to be available at special periods throughout the year. Seasonal ales are often tied to particular events including Oktoberfest, St. Patrick's Day, Christmas and Easter. Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions. The different special events and promotions provide customers with a different feel or experience each time they visit, which we believe promotes strong repeat business.

      Our brewers conduct brewery tours at regularly scheduled times on Tuesday and Thursday. Other brewery tours can be arranged by prior appointments for group dinners and luncheons. The breweries are highly visible and accessible areas for customers to enter. Their location across from the bar assures a high energy feel. The interplay of a professional brewer, visible when brewing and accessible when not producing beer, communicates to customers that our beers are not made merely by "pushing buttons." Because we engage brewers trained in the art of beer production, we are prepared to answer questions from customers on beer and brewing.

PRODUCT PROMOTION

      We market the skills of our on-site brewers very aggressively. Unlike many other brew pub operations, our breweries are not push-button breweries manned by non-brewers. Our concept centers on the use of trained, graduated brewers who can produce a wide range of beers, including ales and lagers, which sets us apart from our competition. We utilize local media to promote the fact that our brewers make beers with our proprietary recipes.

      Under the direction of William E. Burdick, we market and promote his expertise and the various newsworthy events associated with opening breweries. For example, Mr. Burdick has been featured in press releases and public relation events surrounding the installation of each brewery's 10-barrel system. We believe this marketing strategy enhances public recognition of the overall quality level of our food and beverage products due to Mr. Burdick's association with brewing old world, classic beers. Also, we publicize the fun, festive atmosphere at each of our locations through the aggressive marketing of built-in promotions and seasonal events. We intend that each of our locations will become an integral part of its community by being actively involved in local sports team sponsorship and community events.

BREWING EQUIPMENT AND QUALITY ASSURANCE

      The brewing equipment for our restaurants has been designed to specifications developed by Mr. Burdick. All of the major pieces of brewing equipment, including the mash tun, lauter tun, brew kettle, fermenters and storage vessels are of configurations specified by Mr. Burdick. Our on-site brewery laboratories contain a microscope, autoclave, incubator and various pieces of lab equipment to test each of our beers.

                      HOW WE BREW OLD WORLD, CLASSIC BEERS

      We purchase malted barleys, wheats and rye as well as various hops from a variety of sources in Europe and North America. These sources have all supplied the industry for many years.

      We produce beers in each of our breweries using two methods of brewing, decoction and infusion brewing, as dictated by the beer style to be brewed. The process begins by weighing, blending and crushing the grains, predominately malted barley into what is called grist. This is accomplished by passing the grains through a roller mill which exposes the soft inside of the grains. The grist is passed down from the second floor to the first floor and held in a grist hopper which is affixed from the ceiling. This truncated vessel then sits above the mash tun and a slide opens to allow this grist to infuse with water forming a slurry or mash that falls down into the mash tun, after which the naturally occurring enzymes alter the carbohydrous material in the grains from a series of starches into a wide range of sugars and dextrins.

      Once completed, this wet, sweet mash is drenched with warm water by means of spraying or running the water over this heavy, wet mash bed and seeping slowly down through the mash to collect the sugars by putting them into this watery solution. It also picks up the color or colors of the grain or grains as well as other materials such as proteins and core elements present in the mash.

      This newly created liquid called sweet wort is then transferred to the brew kettle where it is brought to a boil, varieties of hops are blended and pitched in at various times throughout the one or two hour boiling time. The hops impart a flavor which masks the non-fermentable sugars of the wort and creates a delicate balance between the hop bitterness and the residual sweetness of these sugars. This new liquid is now referred to as hopped wort. The hopped wort is now chilled by passing it through a heat exchanger and reducing the temperature so that it can now be transferred into the fermenters for the start of the fermentation process.

      The primary fermentation is the addition of yeast (dependent on the beer style and temperature of fermentation). During the respiratory phase of this process, these tiny monocellular organisms convert the available oxygen in the hopped wort to carbon dioxide. Then in an anaerobic state these organisms begin to consume the sugars in sequence of ease and convert these sugars and dextrins into ethanol, the only known form of alcohol which humans can consume. Once all of the fermentation material has been converted to alcohol the primary fermentation process is complete. Now the liquid is called by its new name -- beer.

      This young, green beer now must be sent down to the cellars for aging and clarification. Here the beers mature at various rates dependent upon the style. During this process of lagering small amounts of sugars may continue to ferment. This now completes the secondary fermentation and lagering phase.

      The fully mature beer is now at its prime, ready for serving. This entire process of transferring each beer through these time-worn steps can vary from three to twelve weeks (or longer) depending on the style being produced. The average time from start of brew to serving is approximately 30 to 40 days.

                               OUR BEER VARIETIES

      We brew six beers at all times and these six serve as our flagship beers. These beers are the classic styles especially designed for the tastes of the Midwest market. We also brew several seasonal beers.

                BROTHER BENEDICT'S       Unlike the very strong and nearly
                     MAI BOCK            black bocks of Germany, Mai bock is a
                                         traditional German style much lighter
                                         in color.  A wonderful malt flavor
                                         with a hint of chocolate.

                      VICTORY            This American lager brewed with
                       LAGER             cascade hops embraces the less heavy
                                         American style which makes this lager
                                         smooth and drinkable with a soft hops
                                         finish.

                     PRIDE OF            The Saaz hops in this pilsner style
                      PILSEN             beer are imported from Bohemia.  We
                                         brew and age this beer for up to eight
                                         weeks in the Czechoslovakian tradition
                                         of slow lagering. The hop flavor is
                                         intense and lingering which belies its
                                         light color.

                     NORTHERN            Bold, assertive beers are not for
                       LIGHT             everyone.  This beer is highly hopped
                                         and brewed to the American standard of
                                         a light classic ale. A creamy, smooth
                                         taste with a feint hops aroma.

                     DUKE OF             A cask conditioned India Pale Ale
                   WELLINGTON            (IPA) brewed with English hops.
                                         Traditionally copper colored, this
                                         classical English style ale is drawn up
                                         from our cellars by our English beer
                                         engine. Strong malt character with a
                                         huge hoppy finish.

                     BROAD AXE           A distinct Irish style dry stout
                       STOUT             which is black in color and dominated
                                         by a strong taste of dark roast barley
                                         which produces a coffee like taste with
                                         layers of flavor. Very malty. This ale
                                         is rich in its taste with a big creamy
                                         head.

      In addition to our flagship brews, we also produce specialty or seasonal beers which are designed to attract beer enthusiasts. It is this ability to craft beers to our events that builds customer appeal and allows us to run all of our beer-driven promotions.

      Many of our seasonal beers, including Wild Rice Beer, Raspberry Ale, Wag's Wheat Beer and Oktoberfest, have received enthusiastic customer acceptance. Crafting these beers requires various skills which can be carried out only by trained brewers. We use multiple yeast strains and imported grains and hops which are formulated by our brewmaster and executed by our brewers.

GOVERNMENT REGULATION

      Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and alcoholic beverages. Our facilities are licensed and subject to regulation under state and local fire, health and safety codes.

      Each of our restaurants is, or will be, required by a state authority and, in certain locations, county and/or municipal authorities, to obtain a license to brew beer and a license to sell beer, wine and liquor on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. Our failure to receive or retain a license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere.

      We are subject to "dram-shop" statutes in the states in which our restaurants are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

      Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us as well as the restaurant industry in general. We are also subject to the Americans With Disability Act of 1990, which, among other things, may require us to design certain features into our restaurants to meet federally mandated requirements. The cost of these designs is not expected to materially affect us.

BEER AND LIQUOR REGULATION

LICENSING REQUIREMENTS

        We must comply with federal licensing requirements imposed by the United States Department of Treasury, Bureau of Alcohol, Tobacco and Firearms, as well as the licensing requirements of states and municipalities where our restaurants are, or will be, located. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the brewing and/or sale of our beer. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Management believes that our company is operating in substantial compliance with applicable laws and regulations governing our operations.

EXCISE TAXES

      The federal government currently imposes an excise tax of $18 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production of not more than 2,000,000 barrels per year is taxed only $7 per barrel on the first 60,000 barrels produced annually. If company-wide production increases to amounts over 60,000 barrels per year, there will be an increase in our average federal excise tax rate. We are not aware of any plans by the federal government to reduce or eliminate the small brewer's credit. Increased excise taxes on alcoholic beverages have been considered by the United States Congress as an additional source of tax revenue in connection with various proposals and could be included in future legislation.

      Minnesota currently imposes an excise tax of $4.60 on each barrel of beer sold in Minnesota. Minnesota grants an excise tax credit of $4.60 per barrel for up to 25,000 barrels if the brewer brews under 100,000 barrels total annually. Therefore, if company-wide production increases to amounts over 25,000 barrels per year, there will be an increase in our average Minnesota excise tax rate. South Dakota currently imposes a malt beverage excise tax of $8.50 on each barrel of beer sold in South Dakota. We plan to expand our operations into North Dakota. Such state also imposes excise taxes. The tax rates in North Dakota for beer in bulk containers and beer in bottles and cans are $2.48 and $4.96, respectively, per barrel of beer sold in North Dakota.

LIMITS ON PRODUCTION

      We are licensed under Minnesota law as a "microbrewery." A microbrewery in Minnesota is limited to the production of not more than 3,500 barrels of beer per site per year. We are licensed under South Dakota law as a "malt beverage manufacturer." A malt beverage manufacturer in South Dakota is limited to the production of fewer than 5,000 barrels of beer per year. Such an entity may (a) sell on-sale and off-sale from the manufacturing premises and (b) sell its beer for outside consumption to wholesalers.

      We intend to expand our operations into North Dakota as a "microbrew pub." A microbrew pub in North Dakota is limited to the production on the licensed premise of not more than 10,000 barrels of beer per year. Such an entity may (a) sell beer manufactured on premises both on-sale and off-sale, (b) purchase beer manufactured by others and (c) sell its beer for outside consumption to wholesalers.

      We believe we can operate our existing Granite City locations and the proposed Granite City location without violating such restrictions.

COMPETITION

      The restaurant industry is intensely competitive. We positioned the Granite City concept in the high-quality casual dining segment. In our current and proposed markets, we compete with established local restaurants, established national chains such as Friday's, Applebee's, Outback Steak House, Grandma's, Champps Americana, Timberlodge Steak House, Chilis, Olive Garden, Ground Round, Red Lobster, Ciatti's, as well as Rock Bottom and Hop's, which also have on-premises brewing. Throughout the United States, including the smaller metropolitan and regional markets which we intend to target for expansion, there are micro-breweries of various sizes and qualities, some of which feature food. Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location. We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specially handcrafted beers. We compete with a number of well-established national, regional or local restaurants which have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations.

EMPLOYEES

      As of January 1, 2001, we had approximately 250 employees, representing approximately 65 full time employees and approximately 185 part time employees.

TRADEMARKS, SERVICE MARKS AND PATENTS

      We have filed an application for federal registration of the mark "Granite City Food & Brewery," and have registered in Minnesota the trademarks "Granite City Food & Brewery," "Brother Benedict's Mai Bock," "Victory Lager," "Pride of Pilsen," "Northern Light" and "Duke of Wellington." Our state trademarks have a term of ten years. Although we believe we have protectable rights to these marks in Minnesota, we cannot predict whether federal trademark registration will be permitted. We intend to protect our proprietary rights in these marks, but it may be difficult for us to prevent others from infringing our marks and any litigation to enforce our rights would likely be costly.

      We have filed a provisional application with the United States Patent Office for patent protection of a brewing methodology which we believe could streamline the store brewing process and reduce development costs of future locations. We cannot predict whether federal patent protection will be granted. We intend to protect our proprietary rights to this process, but it may be difficult for us to prevent others from utilizing our process and any litigation to enforce our rights would likely be costly.

ITEM 2          DESCRIPTION OF PROPERTY

      Our corporate headquarters is located in St. Louis Park, Minnesota. We occupy this facility under a month-to-month lease at a rate of $675 per month.

      In July 1998, we entered into a net lease relating to our restaurant in St. Cloud, Minnesota, with St. Cloud Investments, L.L.P., an unrelated third party. This 10,000 square foot building was constructed for us on a build-to-suit basis. We lease the St. Cloud location over a 20-year term at an annual base rent which escalates every five years. The annual base rents over the initial lease term are as follows: $217,946, $227,734, $238,990 and $251,934, subject to adjustment as provided in the lease. In addition to the annual base rent, we are obligated to pay an annual percentage rent in the amount of 7% on gross sales at the site in excess of $3,200,000 per year. After our first full year of operation, we paid percentage rent in St. Cloud of $36,833. During the second full year of operation, we have been accruing $4,917 per month toward our estimate of the percentage rent payable for such year. The lease may be extended at our option for up to two additional five-year periods on the same terms and conditions, except that the annual base rent would increase during any such extension. The lease has been personally guaranteed by Steven J. Wagenheim and William E. Burdick. We paid an effective annual rent of $25.48 per square foot during our first full year of operation at the St. Cloud location.

      In June 2000, we entered into a net lease relating to our restaurant in Sioux Falls, South Dakota, with Sioux Falls Investments, L.L.P., an unrelated third party We lease the Sioux Falls location over a 20-year term at an annual base rent which escalates every five years. The annual base rents over the initial lease term are as follows: $291,395, $305,177, $321,025 and $339,252, subject to adjustment as provided in the lease. In addition to the annual base rent, we are obligated to pay an annual percentage rent in the amount of 7% on gross sales at the site in excess of $4,162,791 per year The lease may be extended at our option for up to two additional five-year periods on the same terms and conditions, except that the annual base rent would increase during any such extension. The lease has been personally guaranteed by Steven J. Wagenheim and William E. Burdick. Since we have not completed one full year of operation at the Sioux Falls location, the effective annual rent per square foot is indeterminable. However, such amount will equal or exceed the annual base rent payable which would yield an effective annual rent of $29.14 per square foot.

      In January 2001, we entered into a 20-year net ground lease with West Acres Development, LLP, an unrelated third party, for presently undeveloped land adjacent to West Acres Regional Shopping Center in Fargo, North Dakota, on which we plan to build our third location. We may cancel the lease before the end of May 2001, if certain contingencies are not met. Included among such contingencies is our obtaining the financing required to construct improvements on the land as required by the lease. Under the lease terms, we are obligated to pay annual base rent of $72,000, plus annual percentage rent equal to the amount, if any, by which 3% of our gross sales at the site exceeds the annual base rent, plus insurance and property taxes on the land and improvements, plus a share of common area maintenance costs. Our obligations under the lease begin on the earlier of December 1, 2001, or the date the restaurant opens for business. We may extend the lease at our option for an additional five-year period on the same terms and conditions, except that the annual base rent would increase for any such extension.

      In the opinion of our management, each of our existing locations is adequately covered by insurance.

ITEM 3          LEGAL PROCEEDINGS

      On or about November 16, 2000, we filed a claim under the National Association of Securities Dealers, Inc. Arbitration Code against Equity Securities Investments, Inc. Our claim is based upon actions taken by Equity Securities Investments, Inc. in connection with an aborted underwriting of our securities through that firm. We have asserted in our arbitration complaint that we sustained damages in the range of $600,000. Equity Securities Investments, Inc. has asserted a claim against us to recover $25,000 in expenses in connection with the aborted underwriting. As of March 15, 2001, no arbitration hearing had been scheduled on this matter.

      Other than as described above, we were not a party to any material litigation as of March 15, 2001.

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5          MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Our units have been listed on the Nasdaq SmallCap Market under the symbol "GCFBU" since the completion of our initial public offering in June 2000. The following table sets forth the approximate high and low closing prices for our units for the periods indicated as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

PERIOD                                            HIGH              LOW
------                                            ----              ---
2000

   Second Quarter (commencing June 7, 2000)....   $ 4.250        $ 3.500

   Third Quarter...............................   $ 4.250        $ 3.375

   Fourth Quarter..............................   $ 3.625        $ 2.313

      As of March 15, 2001, we had 55 shareholders of record and approximately 455 beneficial owners.

      We have never declared or paid cash dividends. We currently intend to retain future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our securities in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements and contractual restrictions, if any, and other factors deemed relevant by our board.

SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER OF 2000

      Not applicable.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

      Our registration statement on Form SB-2 (File No. 333-93459) was declared effective by the SEC on June 6, 2000.

      Through December 31, 2000, we had paid total expenses of $851,249 in connection with our initial public offering. This amount increased by $31,778 since our last periodic report due $20,000 in fees paid to our underwriter's counsel, $8,116 in fees paid to our attorneys and $3,662 paid to our financial printer during the fourth quarter of 2000 for work performed in connection with the offering. After deducting the total paid expenses of our initial public offering, our net proceeds were approximately $3,273,751.

      From the effective date of the registration statement on Form SB-2 through December 31, 2000, we had used $1,856,304 of the net proceeds. We applied these funds in the following manner: (1) $1,548,468 for the development of our Sioux Falls location, (2) $243,353 for the reimbursement of expenses advanced by New Brighton Ventures, Inc. ("NBV"), and (3) $64,483 for operating expenses. NBV is the entity through which Steven J. Wagenheim, President, Chief Executive Officer and Director of our company, and Mitchel I. Wachman, Chief Financial Officer, Secretary and Director of our company, own a Champps restaurant in New Brighton, Minnesota.

      The Sioux Falls expenditures represent: (1) tenant improvements to the building of $777,219, (2) restaurant equipment of $529,286, (3) pre-opening costs of $143,470, and (4) brewery equipment of $98,493. The payments to NBV represent: (1) repayment of a $152,500 which we borrowed from NBV in February 2000 and used to purchase a liquor license in Sioux Falls, (2) $45,335 representing the cost of cook labor and other miscellaneous costs advanced by NBV prior to our initial public offering, (3) repayment of a $25,000 advance from NBV which we paid to the underwriter of our initial public offering as part of its expense allowance, (4) repayment of a $17,000 advance from NBV which we paid to the architect of our Sioux Falls location, (5) repayment of a $3,518 advance from NBV which we used to pay a portion of the blue sky filing fees in connection with our initial public offering. The operating expenses include: (1) $36,833 in percentage rent paid on our St. Cloud location and (2) $27,650 covering a portion of the real estate taxes paid on our St. Cloud location.

      All remaining net proceeds were invested in an interest bearing savings account and certificates of deposit as of December 31, 2000.

ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

      We own and operate two casual dining restaurants featuring on-premise breweries. Our activities in 1998 and through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant. Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999. Our second restaurant commenced operations in Sioux Falls, South Dakota, in December 2000. We plan to develop restaurant breweries in selected markets throughout the United States and have targeted Fargo, North Dakota, as the location for the development of our next restaurant-microbrewery.

      We developed our first restaurant using the net proceeds from a private placement conducted in late 1997, together with financing in the form of long-term building and equipment leases. We developed our second restaurant using a portion of the net proceeds from our initial public offering in June 2000, together with financing in the form of a long-term building lease. We intend to develop our third restaurant by using the remaining the net proceeds from our initial public offering, together with bank financing for which we have applied. Assuming the receipt of such bank financing, we plan to construct the building that will house our Fargo location, then perform a sale/leaseback of the facility.

      We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.

      We expect the timing of new restaurant openings to have a significant impact on restaurant revenues and costs. We believe we will incur the most significant portion of preopening costs associated with a new restaurant within the quarter immediately preceding, and the month of, the opening of such restaurant. We expect to incur net losses for the foreseeable future primarily due to the pre-opening costs of the restaurants we propose to develop.

      We use a 52/53 week fiscal year ending on the last Sunday of the month to account for our operations. All references to "2000" and "1999" within the following discussion represent fiscal years ended December 31, 2000 and December 26, 1999, respectively.

RESULTS OF OPERATIONS

      The table below sets forth results of our operations for the years ended December 26, 1999 and December 31, 2000.

                                            Year Ended               Year Ended
                                         December 26, 1999       December 31, 2000
                                      ----------------------  -----------------------
                                         Amount       Percent        Amount       Percent
                                      ----------    ----------     -----------  ----------
Restaurant revenues .............     $ 1,984,525      100.0%      $ 4,105,357      100.0%
                                      -----------      -----       -----------      -----

Restaurant costs:
  Food and beverage .............         580,528       29.3         1,214,745       29.6
  Labor .........................         701,148       35.3         1,351,905       32.9
  Direct and occupancy ..........         443,155       22.3           982,098       23.9
  Depreciation ..................         113,727        5.7           240,698        5.9
                                      -----------      -----       -----------      -----
    Total restaurant costs ......       1,838,558       92.7         3,789,446       92.3
                                      -----------      -----       -----------      -----

Income from restaurant
  operations ....................         145,967        7.3           315,911        7.7
Pre-opening costs ...............         196,703        9.9           215,570        5.3
General and administrative ......         140,069        7.0           403,978        9.8
                                      -----------      -----       -----------      -----
Operating loss ..................        (190,805)      (9.6)         (303,637)      (7.4)
Net interest (expense)
 income .........................         (97,690)      (4.9)         (112,939)      (2.8)
                                      -----------      -----       -----------      -----
Loss before taxes ...............        (288,495)     (14.5)         (416,576)     (10.2)
Income tax (expense) benefit ....         (27,811)      (1.4)
                                      -----------      -----       -----------      -----
Net loss ........................     $  (316,306)     (15.9)%     $  (416,576)     (10.2)%
                                      ===========      =====       ===========      =====

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 31, 2000

RESTAURANT REVENUES

      Our first restaurant, located in St. Cloud, Minnesota, opened in June 1999. Substantially all of this restaurant's 1999 revenues were obtained during the last six months of 1999. Our second restaurant, located in Sioux Falls, South Dakota, opened December 18, 2000. We generated $1,984,525 and $4,105,357 of restaurant revenues during 1999 and 2000, respectively.

      We anticipate that restaurant revenues will vary from quarter to quarter. We also anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating during the summer months. In addition, restaurants typically experience a temporary period of high revenues immediately following their opening due to increased demand fostered by the publicity surrounding the opening (the "honeymoon effect"). We anticipate that the Sioux Falls location will experience the honeymoon effect for its first quarter of operation and then move into the summer months of 2001. This operation will have a Beer Garden area on its patio which we believe will be a unique feature within its marketplace and should bolster Sioux Falls restaurant revenues following the restaurant's honeymoon.

RESTAURANT COSTS

FOOD AND BEVERAGE

      Our food and beverage cost increased by 0.3% as a percentage of revenues during 2000 compared to 1999, due primarily to our year-round menu offering (e.g., produce prices typically increase during the winter months but we do not increase the price of our salads in response) and the price points necessary in second tier markets (i.e., to remain competitive requires us to offer certain low margin menu items and prevents us from using a dinner menu with higher prices than our lunch menu). The higher food and beverage cost experienced in connection with the opening of our Sioux Falls location also added to the increase.

      We periodically create new menu offerings based upon guest preferences. Such menu modifications typically result in increased food and beverage cost; however, we believe that fulfilling such guest requests builds customer loyalty and encourages repeat business. We also believe that customer preferences for craftbrewed beer, which we can produce at lower cost than other beers that we would be required to purchase for resale, will help offset such increases. In addition, we believe that our purchasing power will increase with the opening of new restaurants.

LABOR

      Our labor costs declined by 2.4% as a percentage of revenues during 2000 from that experienced in 1999, due primarily to the stabilization of labor costs at our St. Cloud location. We anticipate that the labor associated with a newly-opened restaurant will be greater for its first two quarters of operations than what we expect to experience as it stabilizes. Although, staffing is typically higher for a new location during the opening to permit adequate training of staff and to ensure that our guests have a favorable dining experience with the highest level of service, we experienced lower than expected labor costs during 2000 at our Sioux Falls location due to a tight labor market in Sioux Falls and the limited availability of labor during the holiday season.

DIRECT AND OCCUPANCY

      Our direct and occupancy expenses increased 1.6% as a percentage of revenues during 2000 from that experienced in 1999. The increase was principally due to the required payment of percentage rent at our St. Cloud location based upon revenues attained and measurably increased utility rates experienced in the fourth quarter of 2000. Real estate taxes were also greater in 2000 than in 1999 since 2000 was the first year for which we paid tax on developed land.

      We believe that the direct and occupancy expenses associated with a newly-opened restaurant will be greater for its first two quarters of operations than what we expect to experience after that time. This is due, in part, to increased advertising and promotional activities designed to attract and stabilize our customer base.

DEPRECIATION

      Depreciation expense increased 0.2% as a percentage of revenues during 2000 compared to 1999 due to incidental purchases of equipment and furnishings at our St. Cloud location as well as the additional depreciation expense related to the Sioux Falls location which we opened in December 2000.

PRE-OPENING COSTS

      Pre-opening costs experienced during 2000 related to the opening of our Sioux Falls restaurant while pre-opening costs experienced during 1999 related to opening of our St. Cloud restaurant. Pre-opening costs incurred during 2000 exceeded those incurred in 1999 by $18,867 due to significantly higher costs than anticipated to attract employees in Sioux Falls' tight labor market and during the holiday season.

       We expect to incur approximately $200,000 of pre-opening costs for the Fargo location. This amount is $15,570 less than the pre-opening costs we incurred at our Sioux Falls location during 2000. We anticipate that we will be able to obtain such pre-opening cost savings because we anticipate improved labor availability in the Fargo market and we anticipate opening the Fargo location in advance of this year's holiday season.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses include salaries and benefits associated with our corporate staff, professional fees, office supplies associated with our centralized accounting system, and travel by our corporate management to the restaurant locations. The increase in general and administrative expenses in 2000 compared to 1999 was due, in part, to the hiring of our first corporate employees, namely, our Vice President of Operations and our Corporate Chef. These individuals are responsible for overall restaurant quality and our future expansion into new locations. The increase in general and administrative expenses was also due to significantly higher costs attributable to operating as a public company. These costs include legal and accounting expenses associated with SEC reporting and other investor relations costs. From the inception of our company through December 31, 2000, our executive officers have not received any compensation from our company. We have agreed with Messrs. Wagenheim, Burdick and Wachman that no salaries will be paid to them through 2001. Other compensation payable to them in 2001 and compensation payable to them thereafter will be determined by our board and will increase our general and administrative expenses.

      We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we hire certain additional corporate staff members to adequately sustain operations across multiple locations. The anticipated additional restaurant revenues associated with further expansion should stabilize general and administrative expenses as a percentage of revenues.

INTEREST EXPENSE

      Net interest expense decreased 2.1% as a percentage of revenues during 2000 compared to 1999 due principally to increased interest income earned on the net proceeds from our initial public offering which we completed in June 2000.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have required capital principally for the development, construction and opening of new restaurants. Prior to commencement of restaurant operations in June 1999, our capital requirements were principally funded through private sales of equity. In 1997 and 1998, we sold, through private placements, an aggregate of 1,969,500 shares of common stock for gross proceeds of $1,319,500. From 1997 through the first half of 2000, we also funded our operations through periodic advances from New Brighton Ventures, Inc., an entity owned and controlled by certain members of our executive management. In June 2000, we sold, through our initial public offering, an aggregate of 1,000,000 units for gross proceeds of $4,125,000. We have also obtained additional financing through building and equipment lease obligations.

      Our operating activities provided $134,378 of net cash in 2000. With certain net proceeds from our initial public offering, we made purchases of equipment, principally for our Sioux Falls location, of $1,548,468. We also purchased a liquor license for our Sioux Falls location using $152,665. We reduced our capital lease obligations and debt owned to related parties by $125,814 and $75,374, respectively. In addition, we invested excess cash from our initial public offering proceeds in short-term investments with staggered maturity dates designed to correspond with anticipated pre-opening costs.

      In contrast, during 1999, our operating activities provided $89,393 of net cash. Using the net cash provided by operations with cash on hand from a 1999 private placement, advances from a related party of $17,580 and the proceeds of a $750,000 capital lease obligation, we purchased equipment totaling $1,298,831 for our St. Cloud location. We also made an initial payment on the Sioux Falls liquor license of $10,000. In addition, we paid $8,465 for offering costs in anticipation of our initial public offering. We also reduced our capital lease obligations by $66,751 and paid off a note for $455,471 during 1999.

      Our original business plan called for us to continue expanding through build-to-suit lease arrangements. Upon entering into a lease for our future location in Fargo, we determined that this method of financing was not available. Instead, we intend to construct our Fargo location, sell it to a third party and lease it back from such party pursuant to a sale-leaseback arrangement. The initial costs we must bear in a sale-leaseback context exceed those we have experienced pursuant to our build-to-suit arrangements. As a result, we cannot assure you that we will be able to obtain adequate financing to complete our Fargo location. During 2001, we estimate that we will be required to make capital expenditures totaling approximately $3.0 million for the construction of our restaurant in Fargo. We intend to apply the remaining net proceeds of our initial public offering to the development cost of this restaurant. We will, however, require approximately $1.5 million of additional financing to complete development of such restaurant. We believe this financing will be available from commercial financing sources, but we have no commitment from any party to provide such financing. If we are unable to secure additional financing for the development of our Fargo location, or other future sites, our St. Cloud and Sioux Falls locations would continue to be our only sources of revenue.

      We intend to pursue a disciplined expansion strategy in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. However, the development of any additional Granite City locations will require us to obtain additional financing. The amount of financing required for new stores depends upon the definitive locations, leasehold improvement costs, construction costs and the type of transactions pursuant to which we establish new locations. We cannot assure you that financing will be available on terms acceptable or favorable to us, or at all. We are considering various ways to obtain such financing, including the sale of debt or equity securities, or some combination thereof, as well as possible partnerships with investors. At present, however, we have no commitments from any party to provide us with the financing required to achieve additional expansion. Without such financing, our expansion strategy will be unachievable.

SEASONALITY

      We expect that our sales and earnings will fluctuate based on seasonal patterns. We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our existing and proposed markets.

INFLATION

      Inflation in food, labor, real estate and construction costs can significantly affect our operations. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Although we believe we have experienced increased building costs due to inflation, to date, inflation has not had a material impact on our operating results.

CAUTIONARY STATEMENT

      FOUNDERS FOOD & FIRKINS LTD., OR PERSONS ACTING ON OUR BEHALF, OR OUTSIDE REVIEWERS RETAINED BY US MAKING STATEMENTS ON OUR BEHALF, OR UNDERWRITERS OF OUR SECURITIES, FROM TIME TO TIME, MAY MAKE, IN WRITING OR ORALLY, "FORWARD-LOOKING STATEMENTS" AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS CAUTIONARY STATEMENT, WHEN USED IN CONJUNCTION WITH AN IDENTIFIED FORWARD-LOOKING STATEMENT, IS FOR THE PURPOSE OF QUALIFYING FOR THE "SAFE HARBOR" PROVISIONS OF THE LITIGATION REFORM ACT AND IS INTENDED TO BE A READILY AVAILABLE WRITTEN DOCUMENT THAT CONTAINS FACTORS WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE IN ADDITION TO ANY OTHER CAUTIONARY STATEMENTS, WRITTEN OR ORAL, WHICH MAY BE MADE, OR REFERRED TO, IN CONNECTION WITH ANY SUCH FORWARD-LOOKING STATEMENT.

      THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

      WE HAVE A VERY SHORT OPERATING HISTORY UPON WHICH YOU CAN EVALUATE US. We have a very limited operating history, having opened our first restaurant in June 1999. Accordingly, there are limited financial results upon which you can evaluate the merits of an investment in our company. As of December 31, 2000, we had an accumulated deficit of $771,001. Our operating experience has not been long enough for us to know whether we can achieve and sustain profitable operations and positive cash flow. Our operating results can be affected by changes in customer tastes, the popularity of handcrafted beers, economic conditions in secondary markets, such as St. Cloud and Sioux Falls, and the level of competition in our markets. We intend to continue to expend significant financial and management resources to develop additional restaurants. We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future.

      OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE ARE UNABLE TO EXPAND IN A TIMELY AND PROFITABLE MANNER. To continue to grow, we must open new restaurants on a timely and profitable basis. We plan to open one additional restaurant during 2001. We may experience delays in restaurant openings which could materially adversely affect our business, financial condition, operating results and cash flows. Our ability to expand successfully depends upon a number of factors, some of which are beyond our control, including:

      o     identification and availability of suitable restaurant sites
      o     competition for restaurant sites
      o negotiation of favorable build-to-suit leases and sale-leaseback agreements
      o timely development of convenient commercial and residential streets and highways
      o     management of construction and development costs of new restaurants
      o availability of financing for the purchase or lease of restaurant and brewing equipment and leasehold improvements
      o     securing required governmental approvals, licenses and permits
      o recruitment of qualified operating personnel, particularly brewing staff and kitchen managers
      o     competition in new markets

      In addition, we contemplate entering new geographic markets in which we have no operating experience. These new markets may have demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns different than those present in our existing markets, which may cause our new restaurants to be less successful than our existing restaurants.

      UNANTICIPATED COSTS OR DELAYS IN THE DEVELOPMENT OR CONSTRUCTION OF OUR RESTAURANTS COULD PREVENT OUR TIMELY AND COST-EFFECTIVE OPENING OF NEW RESTAURANTS. We lease our existing restaurants on a build-to-suit basis. We depend upon contractors and real estate developers to construct our restaurants. After developers construct our restaurants, we invest heavily in leasehold improvements for completion of our restaurants. Many factors could adversely affect the cost and time associated with our development of restaurants, including:

      o     labor disputes
      o     shortages of materials and skilled labor
      o     adverse weather
      o     unforeseen construction problems
      o     environmental problems
      o     zoning problems
      o     federal, state and local government regulations
      o     modifications in design
      o     other unanticipated increases in costs

      Any of these factors could give rise to delays or cost overruns which may prevent us from developing additional restaurants within anticipated budgets and expected development schedules. Any such failure could have a material adverse effect on our business, financial condition, operating results and cash flows.

      IF WE HAVE HIGH OPERATING LOSSES OR ARE UNABLE TO OBTAIN FINANCING, WE MAY NOT BE ABLE TO DEVELOP OUR THIRD PLANNED RESTAURANT. Our original business plan called for us to continue expanding through build-to-suit lease arrangements. Upon entering into a lease for our future location in Fargo, we determined that this method of financing was not available. Instead, we intend to construct our Fargo location, sell it to a third party and lease it back from such party pursuant to a sale-leaseback arrangement. The initial costs we must bear in a sale-leaseback context exceed those we have experienced pursuant to our build-to-suit arrangements. As a result, we cannot assure you that we will be able to obtain adequate financing to complete our Fargo location. During 2001, we estimate that we will be required to make capital expenditures totaling approximately $3.0 million for the construction of our restaurant in Fargo. We intend to apply the remaining net proceeds of our initial public offering to the development cost of this restaurant. We will, however, require approximately $1.5 million of additional financing to complete development of such restaurant. We believe this financing will be available from commercial financing sources, but we have no commitment from any party to provide such financing. If we are unable to secure additional financing for the development of our Fargo location, or other future sites, our St. Cloud and Sioux Falls locations would continue to be our only sources of revenue. The net proceeds from our initial public offering did not provide us with additional working capital; therefore, in the event we incur significant operating losses at our existing restaurants, or are unable to obtain the required additional financing, we may not be able to develop our third restaurant.

      WE MAY BE UNABLE TO FUND OUR SIGNIFICANT FUTURE CAPITAL NEEDS AND WE MAY NEED ADDITIONAL FUNDS SOONER THAN ANTICIPATED. To finance our expansion plans, we require funds for capital expenditures, pre-opening costs and negative cash flow related to new restaurant openings. We may not be able to obtain additional future financing on acceptable terms. If financing is not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows. Moreover, if we issue additional equity securities to fund expansion, your holdings may be diluted. Specifically, our future expansion may be delayed or curtailed:

      o     if future cash flows from operations fail to meet our expectations
      o if costs and capital expenditures for new restaurant development exceed anticipated amounts
      o     if we incur unanticipated expenditures related to our operations
      o if we are unable to obtain acceptable lease or sale-leaseback financing of restaurants
      o if landlord contributions, financing and other incentives are lower than expected
      o if we are required to reduce prices to respond to competitive pressures

      WE MAY NOT BE ABLE TO ACHIEVE AND MANAGE PLANNED EXPANSION. We face many business risks associated with our proposed growth, including the risk that our existing management, information systems and financial controls will be inadequate to support our planned expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls. If we fail to continue to improve management, information systems and financial controls, or if we encounter unexpected difficulties during expansion, our business, financial condition, operating results and cash flows could be materially adversely affected.

      INTANGIBLE ASSETS, SUCH AS OUR BUSINESS CONCEPT AND DEVELOPMENT STRATEGY, MAKE UP MOST OF OUR CURRENT VALUE. Because we do not own the real estate or building in which our existing restaurants are located and we do not plan to own the real estate or buildings in which our future restaurants will be located beyond the period of initial construction, our tangible assets mainly consist of inventory and equipment that we own. Until we establish a history of earnings, the value of our business that could be realized upon liquidation is comprised of intangible assets, including our business concept, development strategy, intellectual property, trademarks, goodwill and employee know-how. If our business is not successful, the value of our intangible assets could decrease significantly. The value of your investment could decrease as a result.

      WE MAY REDEEM THE CLASS A WARRANTS AT A PRICE LESS THAN MARKET VALUE. We may redeem the Class A Warrants at $0.01 per share once they become exercisable if the closing bid price of the shares exceeds $6.25, subject to adjustment, for 45 consecutive trading days. We must give you 20 days written notice of such redemption. If we redeem the Class A Warrants you will lose your right to exercise the Class A Warrants except during the 20 day redemption period. Redemption of the Class A Warrants could force you to exercise the Class A Warrants at a time when it may be disadvantageous for you to do so or to sell the Class A Warrants at the then current market price or accept the redemption price, which could be substantially less than the market value of the Class A Warrants at the time of redemption.

      IF WE DO NOT MAINTAIN OUR NASDAQ LISTING, YOU MAY HAVE DIFFICULTY RESELLING YOUR UNITS. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO LIST OUR SHARES OR CLASS A WARRANTS ON NASDAQ. We will need to maintain certain financial and corporate governance qualifications to keep our units listed and to obtain listing for our shares and Class A Warrants. We cannot assure you that we will at all times meet the criteria for continued or initial listing on the Nasdaq SmallCap Market. If we fail to maintain such qualifications, including a minimum bid price for our units of $4.00, our units may be delisted and our shares and Class A Warrants may not become listed. In the event of delisting or failure to list, trading, if any, would be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers "Electronic Bulletin Board." In addition, our securities would become subject to the SEC's "Penny Stock Rules." The Penny Stock Rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting or failure to list our securities and the applicability of the Penny Stock Rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities. If our securities are delisted or if our shares or Class A Warrants fail to become listed and become subject to the Penny Stock Rules, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions, and our securities may trade at a lower market price than they otherwise would.

      FLUCTUATIONS IN OUR OPERATING RESULTS MAY RESULT IN DECREASES IN THE PRICE OF OUR SECURITIES. Our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions. Consequently, our operating results may fall below the expectations of public market analysts and investors. In that event, the price of our securities would likely decrease.

      INCREASED FOOD AND BREWING COSTS COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS. Our profitability depends in part on our ability to anticipate and react to changes in food and brewing costs. Various factors beyond our control, including adverse weather conditions and government regulation, may affect our food and brewing costs. We cannot predict whether we will be able to anticipate and react to changing food and brewing costs by adjusting our purchasing practices and menu prices. A failure to do so could materially adversely affect our business, financial condition, operating results and cash flows.

      CHANGES IN CONSUMER PREFERENCES OR DISCRETIONARY CONSUMER SPENDING COULD NEGATIVELY IMPACT OUR RESULTS. Our restaurants feature handcrafted beers brewed and served in a casual dining atmosphere. Our continued success depends, in part, upon the popularity of micro-brewed beers and casual, broad menu restaurants. Shifts in consumer preferences away from these beers and this dining style could materially adversely affect our future profitability. There has been a decline in alcohol consumption nationally over the past decade. If this trend continues, our sales and profitability could be adversely affected. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results and cash flows.

      KEY EMPLOYEES, INCLUDING WILLIAM E. BURDICK, COULD LEAVE OUR COMPANY AT ANY TIME, IMPAIRING OUR DEVELOPMENT AND PROFITABILITY. We depend heavily on our management team for the development and execution of our restaurant-microbrewery concept. In particular, we rely upon the expertise and experience of our brewmaster, William E. Burdick, for the establishment of our brewing operations, and brewing and training of our brewing staff. As we expand our operations, we will have a continuing need to attract and retain qualified people, including management personnel. We do not intend to enter into employment agreements beyond our existing agreements with Messrs. Burdick and Wagenheim. We have obtained key-man life insurance on Mr. Wagenheim in the amount of $1,000,000 and on Mr. Burdick in the amount of $500,000. However, such coverage would only protect us in the event of death. The departure of key people could adversely affect our operations and profitability.

      COMPETITION IN THE RESTAURANT INDUSTRY MAY PREVENT US FROM GETTING OR KEEPING CUSTOMERS. The restaurant industry is highly competitive. Due to our limited financial resources and operating history, we may be unable to compete effectively with larger, better established restaurant operators, which have substantially greater financial resources and operating histories than we do. We will likely face direct competition with these competitors in each of the markets we enter.

      WE MAY BE UNABLE TO RECRUIT, MOTIVATE AND RETAIN QUALIFIED EMPLOYEES. Our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including trained brewing personnel, restaurant managers, kitchen staff and wait staff, to keep pace with our expansion schedule. As we experienced in connection with the opening of our Sioux Falls location, qualified individuals needed to fill these positions could be in short supply in one or more of our markets. Our inability to recruit, motivate and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, either of which could have a material adverse effect on our business, financial condition, operating results and cash flows. Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees, which could result in higher labor costs.

      WE MAY BE UNABLE TO OBTAIN AND MAINTAIN THE LICENSES AND PERMITS REQUIRED FOR THE BREWING OF BEER AND THE SALE OF BEER AND LIQUOR. A significant percentage of our revenues is derived from the sale of beer and liquor. Total on site sales of alcoholic beverages accounted for approximately 22.1% of our revenue with on site sales of our craftbrewed beer accounting for 11.0% of our revenue for the year ended December 31, 2000. We must comply with federal licensing requirements imposed by the United States Department of Treasury, Bureau of Alcohol, Tobacco and Firearms, as well as licensing requirements of states and municipalities where we operate restaurants. Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time. Additionally, state liquor and brewing laws may prevent or impede our expansion into certain markets. Although we have not experienced, and do not anticipate, any significant problems in obtaining required licenses, permits or approvals, any delays or failures to obtain required licenses, permits or approvals could delay or prevent our expansion in a particular area.

      OUR OPERATIONS DEPEND UPON GOVERNMENTAL LICENSES OR PERMITS AND WE MAY FACE LIABILITY UNDER DRAM SHOP STATUTES. Our business depends upon obtaining and maintaining required food service, liquor and brewing licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, our sale of alcoholic beverages subjects us to "dram shop" statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results and cash flows could be materially and adversely affected.

      COMPLAINTS OR LITIGATION FROM GUESTS MAY MATERIALLY ADVERSELY AFFECT US. From time to time we could be the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us and our restaurants, regardless of whether the allegations are valid or whether we are liable. These claims may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

      OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT CONTROL WHICH COULD REDUCE YOUR ABILITY TO RECEIVE A PREMIUM FOR YOUR SHARES THROUGH A CHANGE IN CONTROL. Our principal shareholder, Brewing Ventures LLC, owns approximately 43.7% of our common stock. In addition, certain directors of our company and owners of more than 5% of our common stock purchased an aggregate of 250,950 units sold in our initial public offering. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price.

      IF WE DO NOT MAINTAIN THE EFFECTIVENESS OF OUR INITIAL PUBLIC OFFERING PROSPECTUS YOU WILL BE UNABLE TO EXERCISE YOUR CLASS A WARRANTS. You will be able to exercise the Class A Warrants only if a current prospectus relating to the shares underlying the Class A Warrants is then in effect and only if such securities are qualified for sale or exempt from qualification under the applicable securities laws of the state in which you reside. We will use our best efforts to (a) maintain the effectiveness of a current prospectus covering the shares underlying the Class A Warrants and (b) maintain the registration of such shares under the securities laws of the states in which we initially qualified the units for sale in our initial public offering. We cannot assure you that we will actually be able to do so. We cannot issue shares to you upon exercise of your Class A Warrants if the prospectus covering the shares is not kept effective or if the exercise of the Class A Warrants is not qualified or exempt from qualification in the state where you reside.

ITEM 7            FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

FOUNDERS FOODS & FIRKINS LTD.
Report of Independent Public Accountants................................    25
Financial Statements
      Balance Sheets....................................................    26
      Statements of Operations..........................................    27
      Statements of Shareholders' Equity................................    28
      Statements of Cash Flows..........................................    29
      Notes to Financial Statements.....................................    31

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Founders Food & Firkins Ltd.
St. Louis Park, Minnesota

We have audited the accompanying balance sheets of Founders Food & Firkins Ltd. as of December 26, 1999 and December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 2000 financial statements referred to above present fairly, in all material respects, the financial position of Founders Food & Firkins Ltd. as of December 26, 1999 and December 31, 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SCHECHTER DOKKEN KANTER ANDREWS & SELCER LTD.

March 1, 2001
Minneapolis, Minnesota

                          FOUNDERS FOOD & FIRKINS LTD.

                                 BALANCE SHEETS

                                                         December 26,   December 31,
                                                             1999           2000
                                                         ------------   ------------
ASSETS:
   Current assets:
     Cash                                                $    107,673   $    963,541
     Short-term investments                                                  674,945
     Inventory                                                 36,032         86,089
     Prepaids and other                                        28,215         56,053
     Income taxes receivable                                    5,371
                                                         ------------   ------------

       Total current assets                                   177,291      1,780,628
                                                         ------------   ------------

   Property and equipment, net                              3,276,799      6,494,213
   Liquor license and other                                    25,882        183,559
   Deferred offering costs                                    114,674
                                                         ------------   ------------

                                                            3,417,355      6,677,772
                                                         ------------   ------------
       Total assets                                      $  3,594,646   $  8,458,400
                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current liabilities:
     Accounts payable                                    $    269,524   $    788,138
     Accrued expenses                                         175,257        386,810
     Due to related parties                                    82,001          6,627
     Capital lease obligations, current portion               108,882        129,753
                                                         ------------   ------------

       Total current liabilities                              635,664      1,311,328
                                                         ------------   ------------

   Capital lease obligations, net of current
     portion                                                2,132,826      3,463,641
                                                         ------------   ------------

   Shareholders' equity:
     Common stock, $.01 par value, 90,000,000
       shares authorized; 1,969,500 shares issued
       at December 26, 1999 and 3,807,350 shares
       issued at December 31, 2000                             19,695         38,074
     Additional paid-in capital                             1,160,886      4,416,358
     Accumulated deficit                                     (354,425)      (771,001)
                                                         ------------   ------------

                                                              826,156      3,683,431
                                                         ------------   ------------
       Total liabilities and shareholders' equity        $  3,594,646   $  8,458,400
                                                         ============   ============


                          See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                            STATEMENTS OF OPERATIONS

                                                                  Year Ended
                                                         ---------------------------
                                                         December 26,   December 31,
                                                             1999           2000
                                                         ------------   ------------
Restaurant revenues                                      $  1,984,525   $  4,105,357
                                                         ------------   ------------

Restaurant costs:
   Food and beverage                                          580,528      1,214,745
   Labor                                                      701,148      1,351,905
   Direct and occupancy                                       443,155        982,098
   Depreciation                                               113,727        240,698
                                                         ------------   ------------

       Total restaurant costs                               1,838,558      3,789,446
                                                         ------------   ------------

Income from restaurant operations                             145,967        315,911

Pre-opening costs                                             196,703        215,570
General and administrative                                    140,069        403,978
                                                         ------------   ------------

Operating loss                                               (190,805)      (303,637)
                                                         ------------   ------------

Interest:
   Income                                                      16,477         83,758
   Expense                                                   (114,167)      (196,697)
                                                         -------------  -------------

Net interest expense                                          (97,690)      (112,939)
                                                         ------------   ------------

Loss before taxes                                            (288,495)      (416,576)

Income tax expense                                            (27,811)
                                                         ------------   ------------

Net loss                                                 $   (316,306)  $   (416,576)
                                                         ============   ============

Loss per common share, basic and diluted                 $       (.16)  $       (.14)
                                                         ============   ============

Weighted average number of common shares, basic
   and diluted                                              1,969,500      2,981,421
                                                         ============   ============


                          See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        Additional
                                          Number            Par           paid-in           Accumulated
                                         of shares         value          capital             deficit             Total
                                      --------------  -------------  ----------------    ----------------    -------------
Balance on January 1, 1999                 1,969,500  $      19,695  $      1,128,579    $        (38,119)   $   1,110,155

Issuance of common stock
  options                                                                      32,307                               32,307

Net loss                                                                                         (316,306)        (316,306)
                                      --------------  -------------  ----------------    ----------------    -------------

Balance on December 26,
  1999                                     1,969,500         19,695         1,160,886            (354,425)         826,156

Proceeds from Initial Public
  Offering, net of offering costs          1,000,000         10,000         3,263,751                            3,273,751

Exercise of warrant                        1,000,000         10,000           740,000                              750,000

Shares tendered to
  exercise warrant                          (187,500)        (1,875)         (748,125)                            (750,000)

Exercise of warrant by
  tendering warrants                          25,350            254              (254)

Sale of warrants to underwriter                                                   100                                  100

Net loss                                                                                         (416,576)        (416,576)
                                      --------------  -------------  ----------------    ----------------    -------------

Balance on December 31,
  2000                                     3,807,350  $      38,074  $      4,416,358    $       (771,001)   $   3,683,431
                                      ==============  =============  ================    ================    =============





                       See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                         Year Ended
                                                                          ---------------------------------------
                                                                             December 26,          December 31,
                                                                                 1999                  2000
                                                                          -----------------     -----------------
Cash flows from operating activities:
    Net loss                                                              $        (316,306)    $        (416,576)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
       Depreciation                                                                 113,727               239,880
       Deferred income taxes                                                         28,171
       Issuance of common stock options for services                                 32,307
       Change in operating assets and liabilities:
          Inventory                                                                 (36,032)              (50,057)
          Prepaids and other                                                        (25,365)              (27,838)
          Other assets                                                              (10,779)               (5,012)
          Income taxes receivable                                                    (5,371)                5,371
          Accounts payable                                                          147,306               177,057
          Accrued expenses                                                          175,257               211,553
          Income taxes payable                                                      (13,522)
                                                                          -----------------     -----------------

    Net cash provided by operating activities                                        89,393               134,378
                                                                          -----------------     -----------------

Cash flows from investing activities:
    Purchase of:
       Short-term investments                                                                            (674,945)
       Property and equipment                                                    (1,298,831)           (1,532,028)
       Liquor license                                                               (10,000)             (152,665)
                                                                          -----------------     -----------------

    Net cash used in investing activities                                        (1,308,831)           (2,359,638)
                                                                          -----------------     -----------------

Cash flows from financing activities:

    Net proceeds from issuance of common stock                                                          3,282,216
    Deferred offering costs                                                          (8,465)
    Sale of warrants to underwriter                                                                           100
    Proceeds from capital lease                                                     750,000
    Due to related parties                                                           17,580               (75,374)
    Payments on:
       Note payable                                                                (455,471)
       Capital lease obligations                                                    (66,751)             (125,814)
                                                                          -----------------     -----------------


    Net cash provided by financing activities                                       236,893             3,081,128
                                                                          -----------------     -----------------




                       See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                                   Year Ended
                                                                                    ---------------------------------------
                                                                                       December 26,          December 31,
                                                                                           1999                  2000
                                                                                    -----------------     -----------------

Net (decrease) increase in cash                                                     $        (982,545)    $         855,868


Cash, beginning                                                                             1,090,218               107,673
                                                                                    -----------------     -----------------

Cash, ending                                                                        $         107,673     $         963,541
                                                                                    =================     =================


Supplemental disclosure of cash flow information:

    Cash paid for:
      Income taxes (refund)                                                         $          18,533     $          (5,371)
                                                                                    =================     =================

      Interest                                                                      $         103,598     $         204,668
                                                                                    =================     =================

Supplemental schedule of non-cash investing and financing activities:

    Building acquired under capital lease obligation                                $       1,558,459     $       1,477,500
                                                                                    =================     =================

    Equipment and furniture acquired through issuance
      of note payable                                                               $         455,471
                                                                                    =================
    Equipment purchased and included in accounts payable                            $          42,731     $         490,497
                                                                                    =================     =================

    Common stock tendered in lieu of payment to exercise warrant                                          $         750,000
                                                                                                          =================

    Warrants tendered in lieu of payment to exercise warrant                                              $             254
                                                                                                          =================

    Offering costs in accounts payable                                              $         106,209
                                                                                    =================





                                             See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


1. NATURE OF BUSINESS:

Founders Food & Firkins Ltd. (the Company) was formed to develop and operate casual dining restaurants featuring on-premise breweries. The Company is developing these restaurant-microbreweries, known as the Granite City Food & Brewery, in selected markets throughout the United States. The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise. The first facility, located in St. Cloud, Minnesota, opened in July 1999 and includes a full-service 250-seat restaurant and bar area. The second facility, located in Sioux Falls, South Dakota, opened on December 18, 2000 and features a full-service 260-seat restaurant and bar area. A third facility to be located in Fargo, North Dakota is under development.

The Company's current expansion strategy focuses on development of restaurants in small metropolitan and regional markets, referred to as second tier markets. The Company also intends to explore off-premise sales of its hand-crafted beers through the supervised use of contract brewers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash:
   The Company maintains its cash at financial institutions in Minnesota and South Dakota. At times, the bank balance exceeds limits insured by Federal agencies.

Short-term investments:
   The held-to-maturity short-term investments consist of certificates of deposit with a financial institution in Minneapolis, Minnesota. They bear interest rates averaging 6.6% and have maturities through March, 2001.

Inventory:
   Inventory, consisting of food, beverages, and retail items, is stated at the lower of cost or market and determined using the first-in, first-out (FIFO) method.

Property and equipment:
   The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the length of the related lease. Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Amortization of assets acquired under capital lease is included in depreciation expense.

   The estimated useful lives are as follows:

      Computer software                                                 3 years
      Furniture and restaurant equipment                                8 years
      Brewery equipment                                                20 years
      Building and leasehold improvements                              20 years

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Fair value of financial instruments:

   At December 26, 1999 and December 31, 2000, the fair value of cash, short-term investments, inventory and accounts payable approximate their carrying value due to the short-term nature of the instrument. The fair value of the capital lease obligations is estimated at its carrying value based upon current rates available to the Company.

Earnings (loss) per share:
   Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assume that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

   Stock options and warrants of 227,000 at December 26, 1999 and 446,020 at December 31, 2000 were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.

Advertising costs:
   Advertising costs are expensed as incurred. Total amounts incurred during the years ended December 26, 1999 and December 31, 2000 were $20,500 and $61,000, respectively.

Stock compensation:
   The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and discloses the required pro forma effect on net loss as recommended by Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

Fiscal year:
   The Company's fiscal year ends on the last Sunday in December.

Reclassifications:
   Certain reclassifications have been made to the 1999 financial statements in order for them to conform to the presentation of the 2000 financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


3. RELATED PARTIES:

New Brighton Ventures, Inc. is an entity controlled by certain owners of Brewing Ventures LLC, a principal shareholder of the Company. From June 26, 1997 through June 25, 2000, New Brighton Ventures, Inc., funded expenses incurred by the Company totaling approximately $296,000. At December 26, 1999, the Company owed New Brighton Ventures, Inc. $41,374. At December 31, 2000, all amounts due have been paid in full.

The Company had a Management Agreement with Brewing Ventures LLC to provide consulting services for the development and execution of the Company's restaurant-microbrewery concept. The Management Agreement was terminated in July 1999. Due to related parties includes $40,627 and $6,627 at December 26, 1999 and December 31, 2000, respectively, for the management fees. These amounts are due on demand and bear no interest.

4. PROPERTY AND EQUIPMENT:

                                                   December 26,   December 31,
                                                       1999           2000
                                                   ------------   ------------
      Building                                     $  1,558,459   $  3,035,959
      Leasehold improvements                            885,588      1,855,594
      Equipment and furniture                           946,107      1,955,895
                                                   ------------   ------------
                                                      3,390,154      6,847,448
      Less accumulated depreciation                     113,355        353,235
                                                   ------------   ------------

                                                   $  3,276,799   $  6,494,213
                                                   ============   ============

Included in leasehold improvements at December 26, 1999 were $47,731 of architecture fees relating to the development of the Sioux Falls, South Dakota restaurant site for which no depreciation was recognized until the restaurant opened in December 2000.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


5. LEASES:

The Company leases land and buildings under agreements expiring in 2019 and 2020 plus renewable options for additional periods. The land portions of the lease agreements are classified as operating leases while the building agreements are classified as capital leases. In addition, the Company leases leasehold improvements under an agreement expiring in 2006. Two executive officers who are also members of the Board of Directors of the Company have personally guaranteed these leases. Included in property and equipment are the following assets held under capital leases:

                                                   December 26,    December 31,
                                                       1999           2000
                                                   ------------   ------------
      Building                                     $  1,558,459   $  3,035,959
      Leasehold improvements                            750,000        750,000
                                                   ------------   ------------
                                                      2,308,459      3,785,959
      Less accumulated depreciation                      52,903        171,404
                                                   ------------   ------------

                                                   $  2,255,556   $  3,614,555
                                                   ============   ============

In addition to the land leases, the Company has also entered into operating leases expiring through 2004 for various equipment items. Rental expense for the years ended December 26, 1999 and December 31, 2000 was $42,709 and $150,994, respectively. Included in rent expense at December 31, 2000 is $66,333 of contingency rental expense based upon restaurant sales.

Minimum future lease payments under all leases as of December 31, 2000 are:

                                                        Capital       Operating
       Year ended                                        leases         leases
       ----------                                        ------         ------
           2001                                    $    440,208   $    199,591
           2002                                         466,858        194,667
           2003                                         466,858        194,312
           2004                                         469,503        194,572
           2005                                         472,148        192,768
         Thereafter                                   5,130,356      3,021,483
                                                   ------------   ------------

      Total minimum lease payments                    7,445,931   $  3,997,393
                                                                  ============

      Less amount representing interest               3,852,537
                                                   ------------

      Present value of net minimum lease payments     3,593,394

      Less current portion                              129,753
                                                   ------------

      Long-term portion of obligations             $  3,463,641
                                                   ============

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


5. LEASES (CONTINUED):

The interest rates on the two land and building leases are 7.75% and 11% and are adjusted every five years based on a premium above the five year average Treasury rate. The building improvements lease includes interest at 9.7% with the rate being adjusted after five years to prime plus 2%. Interest expense on these leases was $114,000 and $197,000 for the years ending December 26, 1999 and December 31, 2000, respectively. Total future minimum lease payments do not include contingent rentals that are based on restaurant sales.

6. INCOME TAXES:

The income tax provision consists of the following:

                                              Year Ended
                                     ---------------------------
                                      December 26,   December 31,
                                          1999           2000
                                        ---------     --------
Current income taxes, State            $    360
                                       --------

Deferred income taxes:
   Federal                               34,751      $ 56,552
   State                                 25,243        41,132
                                       --------      --------

                                         59,994        97,684

Valuation allowance                     (88,165)      (97,684)
                                       --------      --------

Income tax (expense)                   $(27,811)     $      0
                                       ========      ========

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

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


6. INCOME TAXES (CONTINUED):

At December 26, 1999 and December 31, 2000, for income tax return purposes, the Company has net operating loss carryforwards of approximately $132,000 and $821,000 respectively, available to offset future taxable income. If not used, these carryforwards will begin to expire in 2015. Deferred taxes are calculated using enacted Federal tax base rate of 15% and State rate of 9.8%.

The components of deferred tax assets and liabilities are as follows:

                                                   December 26,    December 31,
                                                       1999           2000
                                                   ------------   ------------
Pre-opening costs                                      $  69,407      $  53,914
Depreciation                                             (12,020)       (59,303)
Net operating loss carryforwards                          30,778        191,238
                                                       ---------      ---------

Net deferred tax assets                                   88,165        185,849

Valuation allowance                                      (88,165)      (185,849)
                                                       ---------      ---------

Net deferred tax assets net of valuation allowance     $       0      $       0
                                                       =========      =========

The Company has determined, based upon the history of the Company, that there is the probability that future taxable income may be insufficient to fully realize the deferred tax assets. The Company has determined that a full deferred tax valuation allowance is needed at this time.

7. COMMITMENTS AND CONTINGENCIES:

Employment agreements:
   On December 14, 1999, the Company entered into employment agreements with two officers, both of whom are directors of the Company. The agreements state that no monetary compensation will be received by the officers during fiscal year 2000, and that salaries will be established in 2001. The agreements include change in control provisions that would entitle each of the officers to receive severance pay equal to 18 months of salary if there is a change in control in the Company and employment terminates. The maximum contingent liability under these agreements is not determinable as the monetary compensation will not be established until 2001. The employment agreements also provide for severance benefits and other employment benefits. The initial term of employment is from December 14, 1999 through January 1, 2002. When the initial term expires, the agreements will be automatically extended for six month periods unless the officer or the Company provides notice of intention not to renew at least thirty days prior to the expiration of the current or any extension term.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


7. COMMITMENTS AND CONTINGENCIES (CONTINUED):

Legal proceedings:
   The company has filed a claim under the National Association of Securities Dealers, Inc. Arbitration Code against a securities firm in connection with an aborted underwriting of Company securities by that firm. The Company asserts that it incurred damages of approximately $600,000. The securities firm has asserted a claim against the Company to recover $25,000 in expenses in connection with the aborted underwriting. An arbitration hearing has not yet been scheduled on this matter.

Land lease:
   In January, 2001, the Company entered into a twenty year lease for presently undeveloped land in Fargo, North Dakota on which the Company plans to build its third restaurant-microbrewery. The lease is cancelable within the first 120 days if certain contingencies cannot be met. Under the lease terms, the Company is obligated to annual rent of $72,000 plus percentage rent based upon restaurant sales. Obligations under the lease begin on the earlier of December 1, 2001 or the date the restaurant opens for business and will be for 20 years.

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

As part of the sale of common stock in 1997 and 1998, the Company sold to its private placement agent, for $50, a stock purchase warrant for the purchase of 111,950 shares of common stock at $1 per share. On June 6, 2000, affiliates of the private placement agent exercised 33,800 warrants on a cashless basis. The remaining warrants expire in February 2003.

On December 1, 1999, the Company entered into an agreement with Brewing Ventures LLC pursuant to which Brewing Ventures LLC would exercise in full its warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.75 per share, by tendering to the Company as the exercise price, in lieu of a cash payment, 187,500 shares of common stock owned by Brewing Ventures LLC. Brewing Ventures LLC exercised its warrant in June, 2000 and the tendered shares were canceled and became a part of the Company's authorized, unissued shares.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


8. COMMON STOCK WARRANTS (CONTINUED):

A summary of the status of the Company's stock warrants are presented in the table below:

                                             Number        Weighted
                                            of common    average price    Warrants
                                          stock shares    per share      exercisable
                                          ------------    ---------      -----------
Outstanding January 1, 1999                  1,111,950       $  .78        1,111,950
                                                                        ============

Issued                                          45,000         1.25
                                          ------------       ------

Outstanding December 26, 1999                1,156,950          .80        1,156,950
                                                                        ============

Issued                                       1,100,000         5.00

Exercised                                    1,033,800          .76
                                          ------------       ------

Outstanding December 31, 2000                1,223,150       $ 4.60          123,150
                                          ============       ======     ============

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

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


9. STOCK OPTION PLANS (CONTINUED):

A summary of the status of the Company's stock options are presented in the table below:

                                                                               Options        Weighted
                                              Weighted                        available        average
                                               average          Price        for future       remaining         Options
                                 shares         price           range           grant           life           exercisable
                               ----------  -------------   ---------------  -------------   -------------  ----------------
Outstanding, January
  1, 1999                          15,000    $    1.00         $ 1.00             635,000         4.0
                                                                            =============       =====

Granted                            75,000    $    3.82     $1.25 - $4.00
                               ----------    ---------     -------------

Outstanding, December
  26, 1999                         90,000    $    3.34     $1.00 - $4.00          560,000         4.6               15,000
                                                                            =============       =====        =============

Granted                           267,000    $    4.00           $4.00
                               ----------    ---------     ---------------

Outstanding, December
  31, 2000                        357,000    $    3.84     $1.00 - $4.00          293,000         6.5              120,000
                               ==========    =========     =============    =============       =====        =============


The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. No compensation cost has been recognized for options issued to employees under the Plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts for:

                                                            Year ended
                                                            December 31,
                                                                2000
                                                           ----------------
Net loss:
   As reported                                              $     (416,576)
   Pro forma                                                $     (614,462)

Net loss per common share, basic and diluted:

   As reported                                              $     (.14)
   Pro forma                                                $     (.21)

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


9. STOCK OPTION PLANS (CONTINUED):

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

                                                                  2000
                                                                 ------

Dividend yield                                                    None
Expected volatility                                              54.6%
Expected life of option                                     5-10 years
Risk-free interest rate                                           5.9%

10.   PREFERRED STOCK:

The Company is authorized to issue 10,000,000 shares of preferred stock at $0.01 par value.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table provides information with respect to our directors and executive officers as of March 15, 2001. Each director serves for a one-year term expiring in 2001 and until his successor has been duly elected and qualified. Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office. There are no family relationships between any director or executive officer.

NAME                            AGE    PRINCIPAL OCCUPATION         POSITION WITH FOUNDERS           DIRECTOR SINCE
---------------------------    ------  --------------------         ----------------------           --------------
William E. Burdick.........      60    Chairman of the Board,       Chairman of the Board,                1997
                                       Brewmaster and Director of   Brewmaster and Director
                                       Founders

Steven J. Wagenheim........      47    President, Chief Executive   President, Chief Executive            1997
                                       Officer and Director of      Officer and Director
                                       Founders
Mitchel I. Wachman.........      36    General Manager, Secretary   Chief Financial Officer,              1999
                                       of New Brighton Ventures,    Secretary and Director
                                       Inc.
Arthur E. Pew III..........      67    Private Investor             Director                              1997
James G. Gilbertson........      39    Chief Financial Officer of   Director                              1999
                                       Navarre Corporation

Bruce H. Senske............      46    Vice President of            Director                              1999
                                       Manchester Companies

      WILLIAM E. BURDICK, Chairman of the Board, Brewmaster and director, is one of our founders. Mr. Burdick has over 30 years experience in the restaurant, hospitality and brewing industry in both corporate and private ownership positions. Mr. Burdick has been the President and shareholder of Sherlock's Home Restaurant Pub and Brewery since 1989. Sherlock's Home is a nationally and internationally recognized craft brewery whose ales and lagers have been widely acclaimed as the finest in North America. Mr. Burdick is a brewing chemist with a Bachelor's degree in micro biology from Brown University, and a graduate of Harrist-Watt University, Edinburgh, Scotland, with a Master's degree in brewing science. Mr. Burdick's early career began in Great Britain following his formal education as a brewing chemist for the William Younger Brewing Company. After several years of brewing, Mr. Burdick began the design and development phase of his career with the development of pubs for Allied Breweries as they expanded a series of 140 pubs during a four year period in the north of England. Mr. Burdick is a member of the Society of British Brewers, The Royal Society of Brewing Chemist in London as well as a member of the Association of Master Brewers in the USA. Mr. Burdick writes for several brewing publications and lectures widely on brewing, brewing history and brewing science. Mr. Burdick joined International Multifoods Corporation in Minneapolis in 1976 as head of restaurant design and development. Mr. Burdick was responsible for the site selection, design, construction and opening of over 400 restaurants from 1976 to 1988 and included such chains as: Boston Sea Party, T. Butcherblock, and Mr. Donut.

      STEVEN J. WAGENHEIM, President, Chief Executive Officer and director, is also one of our founders. Mr. Wagenheim has over 22 years of hospitality industry experience as corporate executive, owner/operator, manager and consultant for hotels, resorts, individual and multi-unit restaurant operations. Mr. Wagenheim is the Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., which operates a Champps Americana restaurant in New Brighton, Minnesota. Since 1989, Mr. Wagenheim has been involved in the expansion and operations of Champps restaurants. Between 1989 and 1992, Mr. Wagenheim was Chief Operating Officer of Champps Entertainment, Inc. Between 1992 and March 1994, he was the Chief

Executive Officer and director of Champps Development Group, Inc., which managed franchised Champps restaurants in Richfield and New Brighton, Minnesota. Between March 1994 and March 1996, he served as President and a director of Americana Dining Corporation ("ADC") which operated Champps restaurants in Minnesota and developed Champps restaurants in Ohio. In April 1996, Mr. Wagenheim sold his interest in ADC to Daka International, Inc. and formed New Brighton Ventures, Inc. Prior to his association with Champps Entertainment, Mr. Wagenheim was a principal of the Leisure Time Industries practice for the international accounting firm, Laventhol & Horwath. He specialized in the restaurant industry with primary emphasis in the areas of operational management, the creation and implementation of accounting systems, conceptual evaluation, organizational development and productivity management. Mr. Wagenheim received his Bachelor's degree from Michigan State University and an Associate's Degree in Culinary Arts from the Culinary Institute of America.

      MITCHEL I. WACHMAN served as our Vice President - Operations from June 1997 through October 1999, at which time he was appointed our Chief Financial Officer. He was appointed to our board of directors in December 1999 and also serves as our Secretary. Mr. Wachman is a shareholder and General Manager/Secretary of New Brighton Ventures, Inc. Mr. Wachman joined ADC in 1994. Between August 1995 and April 1996, Mr. Wachman was a District Operator for ADC, involved in the development of Champps restaurants in Ohio. Prior to joining ADC, Mr. Wachman was employed by Champps Development Group, Inc. as General Manager of its New Brighton restaurant since 1992. His duties include management development, quality control, profit and loss control and marketing and promotions. Mr. Wachman has been involved in the hospitality industry since 1984 and is a graduate of the Michigan State University School of Hotel, Restaurant Institutional Management.

      ARTHUR E. PEW III became one of our directors in August 1997. Mr. Pew retired from his employment by Burlington Northern Railroad Co. in 1990. Between 1989 until 1994, Mr. Pew owned and operated Champps restaurants in Richfield and New Brighton, Minnesota. Mr. Pew currently is a director of the Pew Charitable Trust Foundation and the Glenmede Trust Company, Philadelphia, PA.

      JAMES G. GILBERTSON became one of our directors in November 1999. Mr. Gilbertson has served as Chief Financial Officer of Navarre Corporation, a major distributor of music, software, interactive CD-ROM products and DVD videos, since January 2001. He held various positions at iNTELEFILM Corporation, an entity engaged in television commercial production, from July 1992 through January 2001, including serving as Co-President from August 2000 through January 2001, Chief Operating Officer from April 1996 through January 2001, and Chief Financial Officer from July 1992 through December 1999. Mr. Gilbertson served as a Chief Operating Officer of Harmony Holdings, Inc., a corporation involved in the production of television commercials, music videos and related media, from April 1996 through January 2001. He also served as Chief Executive Officer, President and a director of webADTV.com, Inc., a corporation involved in Internet enabling the advertising campaign process, from January 2000 through January 2001. From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, Mr. Gilbertson was Controller of the radio division of Palmer Communications. Prior to that, he was a practicing certified public accountant with the firm of Ernst & Young LLP.

      BRUCE H. SENSKE became one of our directors in November 1999. Mr. Senske is a Managing Partner, formerly a Vice President, at Manchester Companies, a private investment and management consulting firm formed in 1993, since June 1998. From September 1999 to September 2000, he served as Interim Chief Executive Officer of Telident, Inc., an entity which designed, manufactured and marketed proprietary hardware and software systems to provide the exact location of a 911 telephone call. Mr. Senske served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of U-Ship, Inc. from January 1993 to June 1998, with the exception of June and July 1997. From 1988 to 1992, Mr. Senske was Vice President of Strategic Marketing and Product Planning at Vocam Systems, Inc., which became a division of the Pitney Bowes Company, a manufacturer of transportation management software systems, in 1990.

OTHER BUSINESS INTERESTS

      Messrs. Burdick, Wagenheim and Wachman have other business interests described above which may result in conflicts of interest. However, Messrs. Burdick and Wagenheim devote their full-time efforts to our business. While Mr. Wachman devotes substantially all of his time to the operation of a Champps restaurant, we do not believe this interferes with his duties to us.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met.

ITEM 10     EXECUTIVE COMPENSATION

      The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officers") during the three most recent fiscal years. We have agreed with Messrs. Wagenheim, Burdick and Wachman that no salaries will be paid to them through 2001. Other compensation payable to them in 2001 and compensation payable to them thereafter will be determined by our board.

                                                 SUMMARY COMPENSATION TABLE


                                                                                            LONG-TERM COMPENSATION
                                                                                         ----------------------------
                                                                ANNUAL COMPENSATION                AWARDS
                                                               ----------------------    ----------------------------
                                                                                                 SECURITIES

       NAME AND PRINCIPAL POSITION                YEAR                SALARY                 UNDERLYING OPTIONS
------------------------------------------     ------------    ----------------------    ----------------------------
Steven J. Wagenheim . . . . . . . . . . . .      2000                $    0                             0
  President, Chief Executive Officer             1999                $    0                        20,000
  and Director                                   1998                $    0                             0

William E. Burdick . . . . . . . . . . . . . .   2000                $    0                             0
  Chairman of the Board, Brewmaster              1999                $    0                        20,000
  and Director                                   1998                $    0                             0

Mitchel I. Wachman . . . . . . . . . . . . .     2000                $    0                             0
  Chief Financial Officer, Secretary             1999                $    0                             0
  and Director                                   1998                $    0                             0

      No stock options or stock appreciation rights were granted to Named Executive Officers during 2000.

      The following table sets forth information concerning the unexercised options held by Named Executive Officers as of the end of the last fiscal year. No options were exercised by Named Executive Officers during the last fiscal year. No stock appreciation rights were exercised by Named Executive Officers during the last fiscal year or were outstanding at the end of that year.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                              YEAR END OPTION VALUES

                                                     NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                                       OPTIONS AT FY-END                     AT FY-END(1)
                                              ------------------------------------ ----------------  ----------------
                   NAME                         EXERCISABLE      UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
-------------------------------------------   -----------------  ----------------- ----------------  ----------------
Steven J. Wagenheim .......................       10,000             10,000             $ 0                $ 0

William E. Burdick ........................       10,000             10,000             $ 0                $ 0

Mitchel I. Wachman ........................            0                  0             N/A                N/A

-----------------------
(1)Market value of underlying securities at fiscal year end minus the exercise price.


COMPENSATION OF DIRECTORS

      Our directors are reimbursed for certain reasonable expenses incurred in attending board meetings. Directors who are also our employees receive no renumeration for services as members of the board or any board committee. Under our 1997 Director Stock Option Plan, directors who are not employed by us are entitled to receive annual grants of stock options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

      We entered into employment agreements with William E. Burdick and Steven
J. Wagenheim on December 14, 1999. Under the terms of each of the agreements, Messrs. Wagenheim and Burdick each agree to serve in their current offices and capacities for a period of two years. Each agreement contains noncompetition provisions whereby neither Mr. Wagenheim nor Mr. Burdick will acquire any direct or indirect interest in any casual dining or microbrewery business within our markets. The agreement excludes from Mr. Burdick's covenant Sherlock's Home restaurant, the restaurant-microbrewery which he currently operates. We have also agreed to reimburse Messrs. Wagenheim and Burdick for their reasonable and necessary business expenses. The agreement permits them to participate in any fringe benefit programs for which they are eligible. We have agreed with Messrs. Wagenheim and Burdick that no salaries will be paid to them through 2001. Other compensation payable to them in 2001 and compensation payable to them thereafter will be determined by our board. If the compensation levels we establish for Mr. Wagenheim or Mr. Burdick are not acceptable to them, we have agreed that their compensation levels shall be established by mediation or binding arbitration. As further consideration for these employment agreements, we have granted nonstatutory stock options to Messrs. Wagenheim and Burdick.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of our common stock as of February 1, 2001, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each Named Executive Officer, and (d) all executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as otherwise noted below, we know of no agreements among our shareholders which relate to voting or investment power with respect to our common stock.

                                                             SHARES         PERCENT
                                                          BENEFICIALLY        OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      OWNED(1)       CLASS(2)
---------------------------------------                  --------------   ----------
Brewing Ventures LLC (3)................................ 1,662,500        43.7%

New Brighton Ventures, Inc. (4).........................   122,730         3.2
     2397 Palmer Drive
     New Brighton, MN 55112

Arthur E. Pew III (3)(5)................................   117,470         3.1

William E. Burdick (3)(6)...............................    35,000          *

Bruce H. Senske (7).....................................    21,250          *

James G. Gilbertson (8).................................    15,000          *

Steven J. Wagenheim (3)(4)(8)...........................    10,000          *

Mitchel I. Wachman (3)(4)...............................         0          *

Bruce J. Barnett (9)....................................   262,121         6.9
     5805 Jonquil Lane
     Plymouth, Minnesota 55442

Otto G. Bonestroo (10)..................................   212,121         5.6
     175 Lakeland Shores
     Lakeland Shores, Minnesota 55043

All directors and executive officers
     as a group (6 persons) (11)........................ 1,983,950        51.2%

------------------------
*    Represents less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of February 1, 2001. The warrants underlying the units sold in our initial public offering do not become exercisable until August 5, 2001. Unless otherwise indicated, the address of each shareholder is c/o Founders Food & Firkins Ltd., 5831 Cedar Lake Road, St. Louis Park, Minnesota 55416.

(2) Percentage of beneficial ownership is based on 3,807,350 shares outstanding as of February 1, 2001. Shares issuable pursuant to warrants and options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person.

(3) Messrs. Burdick, Wagenheim, Wachman and Pew are members of Brewing Ventures and collectively own 87% of its membership interests. As such, they may be deemed to be the indirect beneficial owners of such securities. The number of shares reported herein as beneficially owned by such individuals excludes shares held by Brewing Ventures LLC. Substantially all of the shares beneficially owned by Brewing Ventures LLC and Messrs. Burdick, Wagenheim, Wachman and Pew are subject to an escrow agreement with the Commissioner of Commerce for the State of Minnesota. The term of escrow runs through June 6, 2003, unless at an earlier date we demonstrate annual net earnings for any two consecutive years after June 6, 2000 of at least 5%.

(4) Messrs. Wagenheim and Wachman are the owners of New Brighton Ventures, Inc. and collectively own 100% of its stock. As such, they may be deemed to be the indirect beneficial owners of the 122,730 units held by New Brighton Ventures, Inc. The number of shares reported herein as beneficially owned by such individuals excludes shares held by New Brighton Ventures, Inc.

(5) Includes 20,000 shares purchasable pursuant to the exercise of options, 100 units owned by Mr. Pew's spouse and 400 units owned by trusts for the benefit of Mr. Pew's grandchildren, over which Mr. Pew is sole trustee.

(6) Represents 25,000 units owned by Sherlock's Home, an entity 100% owned by Mr. Burdick, and 10,000 shares purchasable pursuant to the exercise of options.

(7) Represents 6,250 units and 15,000 shares purchasable pursuant to the exercise of options.
(8)   Represents shares purchasable pursuant to the exercise of options.
(9)   Represents 250,000 shares and 12,121 units.
(10)  Represents 200,000 shares and 12,121 units.
(11) Includes shares held by Brewing Ventures LLC, units held by New Brighton Ventures, Inc., units held by Mr. Pew's spouse, units held by trusts for the benefit of Mr. Pew's grandchildren, and 70,000 shares purchasable pursuant to the exercise of options.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On July 29, 1997, we issued to Brewing Ventures LLC 850,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock in exchange for Brewing Ventures' contribution of its restaurant concept and all proprietary data, know-how, business plans, and research and development in connection therewith. On August 13, 1997, Brewing Ventures made a capital contribution to us in the amount of $200,000. Concurrent with our initial public offering, Brewing Ventures tendered 187,500 of its shares to us in payment of the exercise price of its warrant to purchase 1,000,000 shares. As a result, Brewing Ventures currently owns 1,662,500 shares, or 43.7%, of our common stock. Our directors, officers or key employees who are members of Brewing Ventures are William E. Burdick, Steven J. Wagenheim, Mitchel I. Wachman, Timothy R. Cary and Arthur E. Pew III. The members of Brewing Ventures are the promoters of our company.

      In August 1997, we entered into a management agreement with Brewing Ventures. Pursuant to the management agreement, Brewing Ventures consulted with us regarding the development and execution of our restaurant concept. The fee under the management contract was paid at the rate of $25,000 per year. Substantially all of this amount was paid following our initial public offering from our income from operations. We agreed with Brewing Ventures to terminate the management agreement effective June 30, 1999. At December 31, 2000, we owed Brewing Ventures $6,627 pursuant to the foregoing agreement.

      Pursuant to a separate consulting agreement between Brewing Ventures and Arthur E. Pew III, one of our directors, Brewing Ventures made payments totaling $34,000 to Mr. Pew during 2000. At December 31, 2000, Brewing Ventures was obligated to pay Mr. Pew an additional $6,000 for his consulting services.

      Certain members of Brewing Ventures also have employment agreements with us. You should review "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Employment Contracts and Termination of Employment, and Change-in-Control Arrangements" for more information about such agreements.

      Messrs. Wagenheim and Burdick have personally guaranteed the lease on our restaurant in St. Cloud, Minnesota, and the lease on our restaurant in Sioux Falls, South Dakota. Although we expect that they will personally guarantee the lease on our next restaurant in Fargo, North Dakota, they are under no obligation to personally guarantee any of our future obligations.

      From our inception through June 25, 2000, New Brighton Ventures, Inc., the entity through which Messrs. Wagenheim and Wachman own a Champps restaurant in New Brighton, Minnesota, incurred expenses on our behalf and charged us for personnel loaned to us to assist us in the development of our concept and menu, in an amount aggregating approximately $296,000. As of December 31, 2000, we had repaid all amounts due in full. We believe that the amount paid by us equates to the approximate cost of the provision of such services.

      In February 2000, we issued a promissory note to New Brighton Ventures in the principal amount of $152,500. Such note was to mature in August 2000 and bore interest at the rate of 8% per year. We used the funds we obtained from New Brighton Ventures to purchase a liquor license in Sioux Falls, South Dakota. We also received a $25,000 advance from New Brighton Ventures which we paid to the underwriter of our initial public offering. We repaid our indebtedness to New Brighton Ventures with a portion of the net proceeds of our initial public offering.

      The terms of each of the transactions described above were established by the founders of our company without independent valuation of our restaurant concept or of the services provided to us. We believe, however, that the transactions were effected on terms no less favorable to us than those that could have been realized in arm's length transactions with unaffiliated parties.

      Before November 26, 1999, we did not have any independent, disinterested directors. Following their appointment, our independent, disinterested directors approved (a) our acceptance of shares from Brewing Ventures in payment of the exercise price of its warrant, (b) the termination of our management agreement with Brewing Ventures, (c) our employment agreements with certain members of Brewing Ventures, and (d) our issuance of a promissory note to New Brighton Ventures. If we propose to enter into any future material transactions or loans with affiliates, we first will obtain the approval of a majority of our independent, disinterested directors.

      William E. Burdick, Steven J. Wagenheim and Mitchel I. Wachman, executive officers and directors of our company, Arthur E. Pew III and Bruce H. Senske, directors of our company, and Bruce J. Barnett and Otto G. Bonestroo, owners of more than 5% of our common stock, purchased an aggregate of 250,950 units sold in our initial public offering.

      All future transactions between us and our officers, directors and principal shareholders and their affiliates will be approved by a majority of the board, including a majority of the independent and disinterested non-employee directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13     EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   Exhibits

            See "Index to Exhibits."

      (b)   Reports on Form 8-K

            On December 4, 2000, we filed a Current Report on Form 8-K containing a copy of a letter to shareholders. We filed no other Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis Park, State of Minnesota on March 30, 2001.

                                    FOUNDERS FOOD & FIRKINS LTD..


                                    By /S/ Steven J. Wagenheim
                                      ----------------------------------------
                                           Steven J. Wagenheim
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Steven J. Wagenheim and Mitchel I. Wachman as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

                 Signature                                      Title                                  Date
                 ---------                                      -----                                  ----
/S/ STEVEN J. WAGENHEIM                          President, Chief Executive Officer                  March 30, 2001
------------------------------------------       and Director (Principal Executive
Steven J. Wagenheim                              Officer)


/S/ MITCHEL I. WACHMAN                           Chief Financial Officer, Secretary                  March 30, 2001
------------------------------------------       and Director (Principal Accounting
Mitchel I. Wachman                               Officer and Principal Financial
                                                 Officer)


/S/ WILLIAM E. BURDICK                           Chairman of the Board, Brewmaster                   March 30, 2001
------------------------------------------       and Director
William E. Burdick

/A/ ARTHUR E. PEW                                Director                                            March 30, 2001
------------------------------------------
Arthur E. Pew III

/S/ JAMES G. GILBERTSON                          Director                                            March 30, 2001
------------------------------------------
James G. Gilbertson

/S/ BRUCE H. SENSKE                              Director                                            March 30, 2001
------------------------------------------
Bruce H. Senske

                                INDEX TO EXHIBITS

  Exhibit
  Number      Description
  ------      ---------------------------------------------------------------------------------------------------------
   3.1        Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Registration
              Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   3.2        By-laws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on
              December 22, 1999 (File No. 333-93459)).
   4.1        Reference is made to Exhibits 3.1 and 3.2.
   4.2        Specimen common stock certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   4.3        Form of Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our
              Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   4.4        Specimen unit certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on
              December 22, 1999 (File No. 333-93459)).
   10.1       1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on
              December 22, 1999 (File No. 333-93459)).
   10.2       1997 Director Stock Option Plan, as amended and restated effective November 26, 1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.3       Management Agreement between the Registrant and Brewing Ventures LLC, dated August 13, 1997 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.4       Amendment to Management Agreement between the Registrant and Brewing Ventures LLC, dated November 26, 1999
              (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No.
              333-93459)).
   10.5       Employment Agreement between the Registrant and Steven J. Wagenheim, dated December 14, 1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.6       Employment Agreement between the Registrant and William E. Burdick, dated December 14, 1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.7       Lease by and between the Registrant and St. Cloud Investments L.L.P., dated July 29, 1998 (including Addendum to Lease and Guaranty) (incorporated by reference to our Registration Statement on Form SB-2, filed on
              December 22, 1999 (File No. 333-93459)).
   10.8       Lease by and between the Registrant and GCI Capital, Inc., dated May 19, 1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.9       Agreement to Lease between the Registrant and Barclay, Ltd., effective November 14, 1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.10      Warrant issued by the Registrant to Brewing Ventures LLC, dated August 13, 1997 (incorporated by reference to our
              Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.11      Warrant Exercise Agreement by and between the Registrant and Brewing Ventures LLC, effective November 22, 1999
              (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No.
              333-93459)).
   10.12      Form of Warrant issued by the Registrant to certain registered representatives of Equity Securities
              Investments, Inc., dated February 20, 1998 (incorporated by reference to our Registration Statement on Form
              SB-2, filed on December 22, 1999 (File No. 333-93459)).


   10.13      Form of Warrant issued by the Registrant to certain partners of St. Cloud Investments, L.L.P., dated June 27,
              1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File
              No. 333-93459)).
   10.14      License Purchase Agreement by and between the Registrant and CNJ Distributing Corp., dated December 20, 1999
              (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No.
              333-93459)).
   10.15      Amendment to License Purchase Agreement by and between the Registrant and CNJ Distributing Corp., dated
              January 18, 2000 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22,
              1999 (File No. 333-93459)).
   10.16      Promissory Note issued by the Registrant to New Brighton Ventures, Inc., dated February 9, 2000 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.17      Form of Escrow Agreement by and among the Registrant, Brewing Ventures LLC, Arthur E. Pew III, Associated Bank
              Minnesota (f/k/a Bank Windsor) and the Commissioner of Commerce for the State of Minnesota (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.18      Lease by and between the Registrant and Sioux Falls Investments, L.L.P., dated June 14, 2000 (including Guaranty)
              (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 4, 2000 (File No. 0-29643)).
   10.19      Ground Lease by and between the Registrant and West Acres Development, LLP, dated January 18, 2001.
   23         Consent of Independent Certified Public Accountant.
   24         Powers of Attorney (included on signature page to Form 10-KSB).