Form 10QSB
period 2001-04-01
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2001-05-04
CIK 1048620

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001


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


                              5831 CEDAR LAKE ROAD
                            ST. LOUIS PARK, MN 55416
                                 (952) 525-2070
            (Address of Principal Executive Offices and Registrant's
                     Telephone Number, including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No
             -----     -----

         As of May 3, 2000, the issuer had outstanding 3,807,350 shares of common stock. This number includes 1,000,000 units, each consisting of one shares of common stock and one redeemable Class A Warrant, sold in the issuer's initial public offering.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I                     FINANCIAL INFORMATION.............................................................     1

         ITEM 1            Financial Statements..............................................................     1

                           Balance Sheet as of March 26, 2000 and April 1, 2001..............................     1

                           Statements of Operations for the thirteen weeks ended
                           March 26, 2000 and April 1, 2001..................................................     2

                           Statements of Cash Flows for the thirteen weeks ended
                           March 26, 2000 and April 1, 2001 .................................................     3

                           Notes to Condensed Financial Statements...........................................     5

         ITEM 2            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.........................................................     6

PART II                    OTHER INFORMATION.................................................................    11

         ITEM 1            Legal Proceedings.................................................................    11

         ITEM 2            Changes in Securities and Use of Proceeds.........................................    11

         ITEM 3            Defaults upon Senior Securities ..................................................    11

         ITEM 4            Submission of Matters to a Vote of Security Holders...............................    11

         ITEM 5            Other Information.................................................................    12

         ITEM 6            Exhibits and Reports on Form 8-K..................................................    12

SIGNATURES...................................................................................................    13

INDEX TO EXHIBITS............................................................................................    14

                                     PART I

ITEM 1          Financial Statements

                          FOUNDERS FOOD & FIRKINS LTD.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          March 26,             April 1,
                                                                                            2000                  2001
                                                                                    -----------------     -----------------
ASSETS:
    Current assets:
       Cash                                                                         $          37,733     $       1,084,450
       Inventory                                                                               32,345                74,238
       Prepaids and other                                                                      25,064                87,731
       Income taxes receivable                                                                  5,371                    --
                                                                                    -----------------     -----------------
          Total current assets                                                                100,513             1,246,419
                                                                                    -----------------     -----------------
    Property and equipment, net                                                             3,240,421             6,466,556
    Liquor license and other                                                                  178,329               183,321
    Deferred offering costs                                                                   155,674                    --
                                                                                    -----------------     -----------------
          Total assets                                                              $       3,674,937     $       7,896,296
                                                                                    =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
       Accounts payable                                                             $         300,479     $         354,118
       Accrued expenses                                                                       152,620               342,930
       Due to related parties                                                                 231,713                 3,627
       Capital lease obligations, current portion                                             109,717               132,819
                                                                                    -----------------     -----------------
          Total current liabilities                                                           794,529               833,494
                                                                                    -----------------     -----------------
    Capital lease obligations, net of current portion                                       2,103,523             3,428,020
                                                                                    -----------------     -----------------
    Shareholders' equity:
       Common stock, $.01 par value, 90,000,000 shares authorized; 1,969,500 shares issued at March 26, 2000 and 3,807,350
          shares issued at April 1, 2001                                                       19,695                38,074
       Additional paid-in capital                                                           1,160,886             4,416,358
       Accumulated deficit                                                                   (403,696)             (819,650)
                                                                                    -----------------     ------------------
                                                                                              776,885             3,634,782
                                                                                    -----------------     -----------------
          Total liabilities and shareholders' equity                                $       3,674,937     $       7,896,296
                                                                                    =================     =================


                           See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                            Thirteen Weeks Ended
                                                                                -------------------------------------------
                                                                                     March 26,                April 1,
                                                                                       2000                     2001
                                                                                -------------------     -------------------
Restaurant revenues                                                             $           893,245     $         2,053,339
                                                                                -------------------     -------------------
Restaurant costs:
    Food and beverage                                                                       265,316                 628,342
    Labor                                                                                   285,856                 680,538
    Direct and occupancy                                                                    201,129                 452,110
    Depreciation                                                                             59,558                 114,363
                                                                                -------------------     -------------------
       Total restaurant costs                                                               811,859               1,875,353
                                                                                -------------------     -------------------
Income from restaurant operations                                                            81,386                 177,986

Pre-opening costs                                                                             4,351                      --
General and administrative                                                                   77,874                 158,173
                                                                                -------------------     -------------------
Operating income (loss)                                                                        (839)                 19,813
                                                                                -------------------     -------------------
Interest:
    Income                                                                                       --                  15,607
    Expense                                                                                 (48,432)                (84,069)
                                                                                -------------------     ------------------
    Net interest expense                                                                    (48,432)                (68,462)
                                                                                -------------------     -------------------
Net loss                                                                        $           (49,271)    $           (48,649)
                                                                                ===================     ===================
Loss per common share basic and diluted                                         $             (0.03)    $             (0.01)
                                                                                ===================     ====================
Weighted average number of common shares
  basic and diluted                                                                       1,969,500               3,807,350
                                                                                ===================     ===================

                         See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            THIRTEEN WEEKS ENDED
                                                                                -------------------------------------------
                                                                                     March 26,                April 1,
                                                                                       2000                     2001
                                                                                -------------------     -------------------
Cash flows from operating activities, net loss                                  $           (49,271)    $           (48,649)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
       Depreciation and amortization                                                         59,558                 115,410
       Change in assets and liabilities:
          Inventory                                                                           3,687                  11,851
          Prepaids and other                                                                  3,151                 (31,678)
          Accounts payable                                                                   30,955                  19,782
          Accrued expenses                                                                  (22,637)                (43,880)
                                                                                -------------------     -------------------
    Net cash provided by operating activities                                                25,443                  22,836
                                                                                -------------------     -------------------
Cash flows from investing activities:
    Purchase of:
       Property and equipment                                                               (22,962)               (541,317)
       Liquor license                                                                      (152,665)                     --
    Redemption of short-term investments                                                         --                 674,945
                                                                                -------------------     -------------------
    Net cash provided by (used in) investing activities                                    (175,627)                133,628
                                                                                -------------------     -------------------

                         See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            THIRTEEN WEEKS ENDED
                                                                                -------------------------------------------
                                                                                     March 26,                April 1,
                                                                                       2000                     2001
                                                                                -------------------     -------------------
Cash flows from financing activities:
    Deferred offering costs                                                     $           (41,000)    $                --
    Due to related parties                                                                  149,712                  (3,000)
    Payments on capital lease obligations                                                   (28,468)                (32,555)
                                                                                -------------------     --------------------
    Net cash provided by (used in) financing activities                                      80,244                 (35,555)
                                                                                -------------------     --------------------
Net increase (decrease) in cash                                                             (69,940)                120,909

Cash, beginning                                                                             107,673                 963,541
                                                                                -------------------     -------------------
Cash, ending                                                                    $            37,733     $         1,084,450
                                                                                ===================     ===================
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      $            56,971     $            84,160
                                                                                ===================     ===================
Supplemental schedule of non-cash investing and financing activities:
    Equipment purchased and included in accounts payable                        $                --     $            36,695
                                                                                ===================     ===================


                       See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              Thirteen weeks ended March 26, 2000 and April 1, 2001


1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Nature of business:
     Founders Food & Firkins Ltd. (the Company) was formed to develop and operate casual dining restaurants featuring on-premise breweries. The Company is developing these restaurant-microbreweries, known as the Granite City Food & Brewery, in selected markets throughout the United States. The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise. The first facility, located in St. Cloud, Minnesota, opened in June 1999 and includes a full-service 250-seat restaurant and bar area. The second facility, located in Sioux Falls, South Dakota, opened on December 18, 2000 and features a full-service 260-seat restaurant and bar area. A third facility to be located in Fargo, North Dakota is under development.

Interim financial statements:
     The condensed financial statements of the Company for the thirteen weeks ended March 26, 2000 and April 1, 2001 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position of the Company at March 26, 2000 and April 1, 2001 and the results of operations and cash flows for the periods ended March 26, 2000 and April 1, 2001 have been made. Those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB registration statement filed April 2, 2001 with the Securities and Exchange Commission.

     The results of operations for the thirteen weeks ended and year to date April 1, 2001 are not necessarily indicative of the results to be expected in a full year.

2.   CONTINGENCY:

     The Company has filed a claim under the National Association of Security Dealers, Inc. Arbitration Code against a securities firm in connection with an aborted underwriting of Company securities by that firm. The Company asserts that it incurred damages of approximately $600,000. The securities firm has asserted a claim against the Company to recover $25,000 in expenses in connection with the aborted underwriting. An arbitration hearing has not yet been scheduled on this matter.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN NON-HISTORICAL FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS. SUCH STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. POTENTIAL PURCHASERS OF OUR SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN. PLEASE REFER TO OUR ANNUAL REPORT ON FORM 10-KSB, FILED ON APRIL 2, 2001, FOR ADDITIONAL FACTORS KNOWN TO US THAT MAY CAUSE ACTUAL RESULTS TO VARY.

OVERVIEW

         We own and operate two casual dining restaurants featuring on-premise breweries. Our activities in 1998 and through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant. Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999. Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000. Subject to obtaining adequate financing, we plan to develop our next restaurant in Fargo, North Dakota.

         We developed our first restaurant using the net proceeds from a private placement conducted in late 1997, together with financing in the form of long-term building and equipment leases. We developed our second restaurant using a portion of the net proceeds from our June 2000 initial public offering together with long-term financing in the form of a building lease. We intend to develop our third restaurant by using the remaining net proceeds from our initial public offering, together with bank financing for which we have applied. Following the development and construction of such restaurant, we anticipate refinancing the property through a sale-leaseback arrangement. Subject to obtaining adequate financing, we plan to develop additional restaurants in selected markets throughout the United States.

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

         We expect the timing of new restaurant openings to have a significant impact on restaurant revenues and costs. We believe we will incur the most significant portion of pre-opening costs associated with a new restaurant within the quarter immediately preceding, and the month of, the opening of such restaurant. We expect to incur net losses for the foreseeable future primarily due to the pre-opening costs of the restaurants we propose to develop.

RESULTS OF OPERATIONS

         The following table compares operating results expressed as a percentage of total revenue for the thirteen weeks ended March 26, 2000 and April 1, 2001.


                                                                 Thirteen                 Thirteen
                                                               Weeks Ended              Weeks Ended
                                                              March 26, 2000           April 1, 2001
                                                          -----------------------   ---------------------
Restaurant revenues:                                                  100.0%                     100.0%
Restaurant costs:
   Food and beverage                                                   29.7                       30.6
   Labor                                                               32.0                       33.1
   Direct and occupancy                                                22.5                       22.0
   Depreciation                                                         6.7                        5.6
                                                                      -----                      -----
Total restaurant costs                                                 90.9                       91.3
                                                                      -----                      -----
Income from restaurant operations                                       9.1                        8.7
Corporate costs:
   Pre-opening costs                                                    0.5                         --
   General and administrative                                           8.7                        7.7
                                                                      -----                      -----
Operating income (loss)                                                (0.1)                       1.0
Net interest expense                                                   (5.4)                      (3.3)
                                                                      -----                      -----
Net loss                                                               (5.5)%                     (2.4)%
                                                                      =====                      =====

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2000 AND APRIL 1, 2001

REVENUE

         Our first restaurant, located in St. Cloud, Minnesota, opened on June 30, 1999. Our second restaurant, located in Sioux Falls, South Dakota, opened December 18, 2000. We generated $893,245 and $2,053,339 of restaurant revenues during the first thirteen weeks of 2000 and 2001, respectively. The 130% increase in revenues between the thirteen weeks ended March 26, 2000 and the similar period ended April 1, 2001 was attributed principally to the addition of another operating unit.

         We anticipate that restaurant revenues will vary from quarter to quarter. We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating at both locations during the summer months. In addition, restaurants typically experience a temporary period of high revenues immediately following their opening due to increased demand fostered by the publicity surrounding the opening (the "honeymoon effect"). Sales volumes at our Sioux Falls location for its first quarter of operation illustrated the "honeymoon effect" and we anticipate continued high revenues as we move into the summer months of 2001. The Sioux Falls location has a beer garden area on its patio which we believe will be a unique feature within its marketplace and should help bolster revenues at our Sioux Falls location during the summer months.

RESTAURANT COSTS

FOOD AND BEVERAGE

         Our food and beverage cost increased by 0.9% as a percentage of revenues during the first thirteen weeks of 2001 compared to the same period in 2000. We expect higher food costs during the winter months since certain foods, such as fresh produce, typically increase in cost during the winter months and we do not increase our menu prices in response. In addition, we expect higher food and beverage costs during the first quarter of operations at a new location as we train our cooking personnel and wait staff. During the period ended April 1, 2001, the increase in produce costs was significantly more than during the same period of 2000. In addition, our Sioux Falls location was in its first full quarter of operations.

         We expect that food and beverage costs will vary from quarter to quarter due to numerous variables, including seasonal changes in food costs and guest preferences. We periodically create new menu offerings in both our craftbrewed beers and our food based upon guest preferences. Such menu modifications typically result in increased food and beverage cost; however, we believe that fulfilling such guest requests builds customer loyalty and encourages repeat business. We believe that customer preferences for craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, will help offset such increases. In addition, we believe that our purchasing power will increase with the opening of new restaurants.

LABOR

         Our labor costs increased by 1.1% as a percentage of revenues during the thirteen weeks ended April 1, 2001 from that experienced in the thirteen weeks ended March 26, 2000. We anticipate higher labor costs during the first two quarters of operation at a new location to permit adequate training of staff and to ensure that our guests have a favorable dining experience with the highest level of service

         We expect that labor costs will vary as we add new locations. Local labor laws and practices vary from state and state and will affect our labor costs. In addition, we believe that retention of good employees ensures high quality customer service and reduces hiring and training costs. Our hiring and training cost savings are offset slightly by pay increases as our staff gains more experience with us. For the period ended April 1, 2001, our labor costs increased slightly due to higher labor rates in our more mature location offset by lower staffing levels than anticipated at our new location.

DIRECT AND OCCUPANCY

         Our direct and occupancy expenses decreased 0.5% as a percentage of revenues during the first thirteen weeks of 2001 compared to the similar period in 2000 despite the increases we experienced in rent expense with the addition of the land lease in Sioux Falls and the corresponding increases in insurance expense. Similarly, we expect revenues in St. Cloud will exceed the percentage rent threshold under our lease agreement, so we are accruing funds to cover additional percentage rent expense. We also experienced anticipated increases in marketing and promotional expenses in connection with the opening of our Sioux Falls location. In general, we incur additional advertising and promotional expenses during the opening of a new location to attract and stabilize our customer base. The increases we experienced in the period ended April 1, 2001 were offset by decreases in administrative costs, such as bank charges, and operating costs, such as printing expenses and food consulting.

DEPRECIATION

         Depreciation expense increased by $54,805 from the thirteen weeks ended March 26, 2000 to the similar 2001 period. This increase was due principally to the additional depreciation related to the new building and equipment at our Sioux Falls location. As a percentage of revenues, during the first thirteen weeks of 2001, depreciation expense decreased by 1.1% compared to the similar period in 2000, indicating that revenues generated from our new location more than offset the related increase in depreciation expense.

PRE-OPENING COSTS

         Pre-opening costs experienced during the thirteen weeks ended March 26, 2000 related to the opening of our Sioux Falls restaurant. During the comparable 2001 period, we did not incur pre-opening costs. We expect to begin incurring pre-opening costs in connection with the Fargo location beginning in the second quarter of 2001. We expect to incur approximately $200,000 in pre-opening costs for the Fargo location, with most of the expenses incurred in the quarter preceding and the quarter of opening. We expect to incur approximately $15,000 less than the pre-opening costs we incurred at our Sioux Falls location. We believe that we will be able to obtain such pre-opening cost savings because we expect to encounter a better labor market in the Fargo area than we experienced in Sioux Falls, due in part to an anticipated opening date in advance of the 2001 holiday season.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses include salaries and benefits associated with our corporate staff, professional fees, office supplies associated with our centralized accounting system, and travel by our corporate management to the restaurant locations. As a percentage of revenue, our general and administrative expenses for the thirteen weeks ended April 1, 2001 decreased 1.0% from the comparable period in 2000. This decrease was due principally to the economies of scale that we experience on our corporate expenses as we increased the number of operating locations from one to two. General and administrative expenses were $80,299 higher in the first thirteen weeks of 2001 compared to the similar period in 2000. The increase in general and administrative expenses was due, in part, to the hiring of our first corporate employees, namely, our Vice President of Operations and our Corporate Chef. These individuals are responsible for overall restaurant quality and our future expansion into new locations. In addition, since the first thirteen weeks of 2000, we have leased a corporate office and have two operating locations requiring additional travel and communication costs between operating locations and the corporate office. Lastly, we have experienced significantly higher costs attributable to operating as a public company since our initial public offering in June 2000. These costs include legal and accounting expenses associated with SEC reporting and other investor relations costs. From the inception of our company through April 1, 2001, our executive officers have not received any compensation from our company. We have agreed with Messrs. Wagenheim, Burdick and Wachman that no salaries will be paid to them through 2001. Any other compensation payable to them in 2001 and compensation payable to them thereafter will be determined by our board and will increase our general and administrative expenses.

         We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we hire certain additional corporate staff members to adequately sustain operations across multiple locations. The anticipated additional restaurant revenues associated with further expansion is expected to result in greater economies of scale for our corporate expenses in the long-term.

INTEREST EXPENSE

         Net interest expense decreased 2.1% as a percentage of revenues during the thirteen weeks ended April 1, 2001 compared to the similar period in 2000 due principally to increased interest income earned on the net proceeds from our June 2000 initial public offering.

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

         Our operating activities provided $22,836 of net cash during the thirteen weeks ended April 1, 2001. Using the net cash from operations, combined with certain net proceeds from our initial public offering, we made purchases of equipment, principally for our Sioux Falls location, of $541,317 and we reduced our capital lease obligations and debt owed to related parties by $32,555 and $3,000, respectively. In 2000, we invested excess cash from our initial public offering proceeds in short-term investments with staggered maturity dates to correspond with anticipated pre-opening costs. During the first quarter of 2001, all remaining short-term investments matured and are being held in an interest-bearing account awaiting application in the development of our future location in Fargo.

         During the thirteen weeks ended March 26, 2000, our operating activities provided $25,443 of net cash. Using the net cash provided by operations with cash on hand from a 1999 private placement and advances from a related party of $149,712, we purchased equipment for our St. Cloud location totaling $22,962 and a liquor license for our Sioux Falls location for $152,665. In addition, we paid $41,000 for offering costs in anticipation of our initial public offering and reduced our capital lease obligations by $28,468.

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

INFLATION

         Inflation in food, labor, real estate and construction costs can significantly affect our operations. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Although we believe we have experienced increased building costs due to inflation, inflation has not had a material impact on our operating results through April 1, 2001.


                                      1-

                            PART II OTHER INFORMATION

ITEM 1            Legal Proceedings

         On or about November 16, 2000, we filed a claim under the National Association of Securities Dealers, Inc. Arbitration Code against Equity Securities Investments, Inc. Our claim is based upon actions taken by Equity Securities Investments, Inc. in connection with an aborted underwriting of our securities through that firm. We have asserted in our arbitration complaint that we sustained damages in the range of $600,000. Equity Securities Investments, Inc. has asserted a claim against us to recover $25,000 in expenses in connection with the aborted underwriting. As of May 3, 2001, no arbitration hearing had been scheduled on this matter.

         Other than as described above, we were not a party to any material litigation as of May 3, 2001.

ITEM 2            Changes in Securities and Use of Proceeds

                  (d)      Use of Proceeds from Registered Securities

                           Our registration statement on Form SB-2 (File No. 333-93459) was declared effective by the SEC on June 6, 2000. After deducting the total expenses of our initial public offering, our net proceeds were approximately $3,273,751.

                           From the effective date of the registration statement on Form SB-2 through April 1, 2001, we had used $2,394,982 of the net proceeds. We applied these funds in the following manner: (1) $2,118,887 for the development of our Sioux Falls location, (2) $243,353 for the reimbursement of expenses advanced by New Brighton Ventures, Inc. ("NBV"), (3) $19,624 for the development of our Fargo location, and (4) $13,118 for operating expenses. NBV is the entity through which Steven J. Wagenheim, President, Chief Executive Officer and Director of our company, and Mitchel I. Wachman, Chief Financial Officer, Secretary and Director of our company, own a Champps restaurant in New Brighton, Minnesota.

                           The Sioux Falls expenditures represent: (1) payments to the development company and additional tenant improvements of $957,990, (2) restaurant equipment of $721,559, (3) pre-opening costs of $211,219, and (4)
                           brewery equipment of $228,119. The amount paid to NBV has not changed since our last periodic report. The expenditures for our future location in Fargo represent architect fees and soil testing. The operating expenses represent the net of previously reported uses of initial public offering proceeds to fund percentage rent and real estate tax expenses less subsequent repayment from operating income.

                           All remaining net proceeds were invested in an interest bearing savings account as of April 1, 2001.

ITEM 3            Defaults upon Senior Securities

                  Not applicable.

ITEM 4            Submission of Matters to a Vote of Security Holders

                  Not applicable.

ITEM 5            Other Information

                  Not Applicable.

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           See "Index to Exhibits."

                  (b)      Reports on Form 8-K

                           We filed no Current Reports on Form 8-K during the
quarter ended April 1, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FOUNDERS FOOD & FIRKINS LTD.


Date:  May 4, 2001                             By  /s/ Mitchel I. Wachman
                                                 ------------------------------
                                                    Mitchel I. Wachman
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.1              Ground Lease by and between the Registrant and West Acres
                  Development, LLP, dated January 18, 2001 (incorporated by
                  reference to our Annual Report on Form 10-KSB, filed on April
                  1, 2001).