Form 10QSB
period 2001-07-01
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2001-08-09
CIK 1048620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001


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

         Yes  X    No    .
             ---      ---

         As of August 3, 2001, the issuer had outstanding 3,807,350 shares of common stock. This number includes 1,000,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer's initial public offering.

================================================================================

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I                 FINANCIAL INFORMATION.............................................................     1

         ITEM 1        Financial Statements..............................................................     1

                       Balance Sheet as of July 1, 2001..................................................     1

                       Statements of Operations for the thirteen and twenty-six weeks ended
                       June 25, 2000 and July 1, 2001....................................................     2

                       Statements of Cash Flows for the twenty-six weeks ended
                       June 25, 2000 and July 1, 2001 ...................................................     3

                       Notes to Condensed Financial Statements...........................................     4

         ITEM 2        Management's Discussion and Analysis or Plan of Operation.........................     5

PART II                OTHER INFORMATION.................................................................    10

         ITEM 1        Legal Proceedings.................................................................    10

         ITEM 2        Changes in Securities and Use of Proceeds.........................................    10

         ITEM 3        Defaults upon Senior Securities ..................................................    10

         ITEM 4        Submission of Matters to a Vote of Security Holders...............................    11

         ITEM 5        Other Information.................................................................    11

         ITEM 6        Exhibits and Reports on Form 8-K..................................................    11

SIGNATURES...............................................................................................    12

INDEX TO EXHIBITS........................................................................................    13

                                     PART I

ITEM 1.   Financial Statements

                          FOUNDERS FOOD & FIRKINS LTD.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                              July 1,
                                                                               2001
                                                                           -----------
ASSETS:
    Current assets:
        Cash                                                                 1,524,670
        Inventory                                                               73,018
        Prepaids and other                                                     110,785
                                                                           -----------
           Total current assets                                              1,708,473

    Property and equipment, net                                              7,023,015
    Liquor license and other                                                   194,839
                                                                           -----------
           Total assets                                                    $ 8,926,327
                                                                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
        Accounts payable                                                       599,974
        Accrued expenses                                                       405,206
        Due to related parties                                                     627
        Capital lease obligations, current portion                             223,753
                                                                           -----------
           Total current liabilities                                         1,229,560

    Capital lease obligations, net of current portion                        4,041,829
                                                                           -----------
           Total liabilities                                                 5,271,389

    Shareholders' equity:
        Common stock, $.01 par value, 90,000,000 shares authorized;
           3,807,350 shares issued and outstanding                              38,074
        Additional paid-in capital                                           4,416,358
        Accumulated deficit                                                   (799,494)
                                                                           -----------
           Total shareholders' equity                                        3,654,938

           Total liabilities and shareholders' equity                      $ 8,926,327
                                                                           ===========

                See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                                       -------------------------------         -------------------------------
                                                       JUNE 25, 2000      JULY 1, 2001         JUNE 25, 2000      JULY 1, 2001
                                                       -------------      ------------         -------------      ------------
Restaurant revenues                                     $   964,084        $ 2,079,576          $ 1,857,329        $ 4,132,915

Restaurant costs:
  Food and beverage                                         289,615            608,407              554,913          1,236,749
  Labor                                                     314,490            678,722              600,290          1,359,260
  Direct and occupancy                                      192,113            405,522              393,316            857,632
  Depreciation and amortization                              60,245            116,207              119,803            230,570
                                                        -----------        -----------          -----------        -----------
      Total restaurant costs                                856,463          1,808,858            1,668,322          3,684,211
                                                        -----------        -----------          -----------        -----------

Income from restaurant operations                           107,621            270,718              189,007            448,704

Pre-opening costs
                                                                 99                  -                4,450                  -
General and administrative                                   60,492            174,770              138,366            332,943
                                                        -----------        -----------          -----------        -----------

Operating income                                             47,030             95,948               46,191            115,761

Interest:

  Income                                                      6,477              9,766                6,477             25,373
  Expense                                                   (50,503)           (85,559)             (98,935)          (169,628)
                                                        -----------        -----------          -----------        -----------
  Net interest expense                                      (44,026)           (75,793)             (92,458)          (144,255)

Net income (loss)                                       $     3,004        $    20,155          $   (46,267)       $   (28,494)
                                                        ===========        ===========          ===========        ===========

Earning (loss) per common share                         $      0.00        $      0.01          $     (0.02)       $     (0.01)
                                                        ===========        ===========          ===========        ===========

Earning (loss) per common share,
  assuming dilution                                     $      0.00        $      0.01          $     (0.02)       $     (0.01)
                                                        ===========        ===========          ===========        ===========

Weighted average shares outstanding                       2,307,489          3,807,350            2,138,495          3,807,350
                                                        ===========        ===========          ===========        ===========

Weighted average shares outstanding,
  assuming dilution                                       3,063,984          3,905,793            2,138,495          3,902,973
                                                        ===========        ===========          ===========        ===========

                  See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         TWENTY-SIX WEEKS ENDED
                                                                       JUNE 25,          JULY 1,
                                                                         2000              2001
                                                                      -----------      -----------
Cash flows from operating activities:
Net loss                                                              $   (46,267)     $   (28,494)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                        119,803          230,570
     Decrease (increase) in:
        Inventory                                                            (356)          13,071
        Prepaids and other                                                   (358)         (54,732)
     Increase (decrease) in:
        Accounts payable                                                   11,639          (83,252)
        Accrued expenses                                                  (51,311)          18,396
                                                                      -----------      -----------
     Net cash provided by operating activities                             33,150           95,559
                                                                      -----------      -----------

Cash flows from investing activities:
     Purchase of:
        Property and equipment                                            (77,531)        (863,667)
        Liquor license                                                   (162,665)         (11,896)
     Redemption of short-term investments                                       -          674,945
                                                                      -----------      -----------
     Net cash used in investing activities                               (240,196)        (200,618)
                                                                      -----------      -----------

Cash flows from financing activities:
     Due to related parties                                                 3,961           (6,000)
     Payments on capital lease obligations                                (55,208)         (77,812)
     Net proceeds from issuance of common stock                         3,505,471                -
     Sale of warrants to underwriter                                          100                -
     Proceeds from capital lease                                                -          750,000
                                                                      -----------      -----------
     Net cash provided by financing activities                          3,454,324          666,188
                                                                      -----------      -----------

Net increase in cash                                                    3,247,278          561,129

Cash, beginning                                                           107,673          963,541
                                                                      -----------      -----------
Cash, ending                                                          $ 3,354,951      $ 1,524,670
                                                                      ===========      ===========

                  See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Thirteen and twenty-six weeks ended June 25, 2000 and July 1, 2001

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

     A third facility located in Fargo, North Dakota, is currently under construction. The Company is financing this construction with (1) the remaining net proceeds of its initial public offering, (2) a $750,000 sale-leaseback of the Sioux Falls equipment, entered into in June 2001, maturing in 2008 and bearing interest at 9.0% annually, and (3) a $1.5 million note payable through an independent financial institution entered into in July 2001, maturing in 2006 and bearing interest at 8.75% annually. Three of the Company's directors guarantied the $1.5 million loan referred to above.

Interim financial statements:
     The condensed financial statements of the Company for the thirteen and twenty-six weeks ended June 25, 2000 and July 1, 2001 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position of the Company at July 1, 2001 and the results of operations and cash flows for the periods ended June 25, 2000 and July 1, 2001 have been made. Those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB registration statement filed April 2, 2001 with the Securities and Exchange Commission.

     The results of operations for the thirteen weeks ended and year to date July 1, 2001 are not necessarily indicative of the results to be expected in a full year.

Reclassifications:
     Certain reclassifications have been made to the 2000 financial statements in order for them to conform to the presentation of the 2001 financial statements. These reclassifications have no effect on the accumulated deficit or the net income (loss) previously reported.

2.   CONTINGENCY:

     The Company has filed a claim under the National Association of Security Dealers, Inc. Arbitration Code against a securities firm in connection with an aborted underwriting of Company securities by that firm.

     The Company asserts that it incurred damages of approximately $600,000. The securities firm has asserted a claim against the Company to recover $25,000 in expenses in connection with the aborted underwriting. An arbitration hearing has not been held on this matter.

ITEM 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

         We own and operate two casual dining restaurants featuring on-premise breweries. Our activities in 1998 and through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant. Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999. Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000. Our third restaurant is currently under construction in Fargo, North Dakota.

         We developed our first restaurant using the net proceeds from a private placement conducted in late 1997, together with financing in the form of long-term building and equipment leases. We developed our second restaurant using a portion of the net proceeds from our June 2000 initial public offering together with long-term financing in the form of a building lease. We are developing our third restaurant by using the remaining net proceeds from our initial public offering, together with bank financing. We are currently exploring methods of additional financing in order to develop additional restaurants in selected markets throughout the United States.

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

RESULTS OF OPERATIONS

The following table compares operating results expressed as a percentage of total revenue for the thirteen and twenty-six weeks ended June 25, 2000 and July 1, 2001.

                                           Thirteen Weeks Ended                Twenty-six Weeks Ended
                                       ------------------------------       -------------------------------
                                       June 25, 2000     July 1, 2001       June 25, 2000      July 1, 2001
                                       ------------------------------       -------------------------------
Restaurant revenues                         100.0%          100.0%              100.0%             100.0%

Restaurant costs:
  Food and beverage                          30.0%           29.3%               29.9%              29.9%
  Labor                                      32.6%           32.6%               32.3%              32.9%
  Direct and occupancy                       19.9%           19.5%               21.2%              20.8%
  Depreciation and amortization               6.2%            5.6%                6.5%               5.6%
                                       ------------------------------       -------------------------------
Total restaurant costs                       88.8%           87.0%               89.8%              89.1%
                                       ------------------------------       -------------------------------
Income from restaurant operations            11.2%           13.0%               10.2%              10.9%
Corporate costs:
  Pre-opening costs                           0.0%            0.0%                0.2%               0.0%
  General and administrative                  6.3%            8.4%                7.4%               8.1%
                                       ------------------------------       -------------------------------
Operating income                             4.9%             4.6%                2.5%               2.8%
Net interest expense                         4.6%             3.6%                5.0%               3.5%
                                       ------------------------------       -------------------------------
Net income (loss)                            0.3%             1.0%               (2.5)%             (0.7)%
                                       ==============================       ===============================

RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 25, 2000 AND JULY 1, 2001

REVENUE

         Our first restaurant, located in St. Cloud, Minnesota, opened on June 30, 1999. Our second restaurant, located in Sioux Falls, South Dakota, opened December 18, 2000. We generated $964,084 and $2,079,576 of restaurant revenues during the second quarter of 2000 and 2001, respectively, and $1,857,329 and $4,132,915 of revenues during the twenty-six weeks ended June 25, 2000 and July 1, 2001, respectively. The 123% increase in revenues for the twenty-six weeks ended July 1, 2001 over that of the similar period ended June 25, 2000 was attributed principally to the addition of another operating unit.

         We anticipate that restaurant revenues will vary from quarter to quarter. We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at both locations during the summer months. Although our revenues from outdoor seating were somewhat weak early in the second quarter, warmer, drier weather conditions allowed us to finish the quarter with higher revenues from outdoor seating. We anticipate continued strong revenues at both locations throughout the summer months of 2001, particularly at the Sioux Falls location, which has a beer garden area on its patio which we believe is a unique feature within its marketplace.

RESTAURANT COSTS

FOOD AND BEVERAGE

         Our food and beverage cost decreased by 0.7% as a percentage of revenues during the second quarter of 2001 compared to the similar period in 2000. Food and beverage costs as a percentage of revenue remained constant at 29.9% for the twenty-six weeks ended June 25, 2000 and July 1, 2001. The decrease in food and beverage costs during the second quarter was attributed to the lower costs of certain foods, such as fresh produce, in the warmer months, and the reduction in waste as our cooking personnel and wait staff gained more experience.

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

LABOR

         Between the second quarter of 2001 and the second quarter of 2000, there was no change in our labor costs expressed as a percentage of revenues. During the first half of 2001 labor costs increased 0.6% as a percentage of revenues from the same period in 2000. Minimum wage regulations regarding tipped employees vary from state to state. Lower minimum wage rates for such employees in South Dakota have effectively reduced our labor cost as a percentage of revenues. However, due to the low rate of unemployment in our Sioux Falls market, turnover has been higher than expected, thereby causing an increase in training costs.

         We expect that labor costs will vary as we add new locations. Local labor laws and practices vary from state to state and will affect our labor costs. In addition, we believe that retention of good employees ensures high quality customer service and reduces hiring and training costs. Our hiring and training cost savings are offset slightly by pay increases as our staff gains more experience with us.

DIRECT AND OCCUPANCY

         Our direct and occupancy expenses decreased 0.4% as a percentage of revenues during both the thirteen and twenty-six weeks ended July 1, 2001 compared to the similar periods in 2000. During the first half of 2001, we reevaluated out marketing and promotional costs. The result was the elimination of our entertainment expense and reduction of marketing expenses. These decreases were offset somewhat by an increase in rent expense with the addition of property tax expense for which we were not liable in the first half of 2000 and percentage rent payable in St. Cloud due to the revenues there exceeding the percentage rent threshold under our lease agreement.

DEPRECIATION

         Depreciation expense increased by $55,962 from the thirteen weeks ended June 25, 2000 to the similar 2001 period. The increase for the related twenty-six week period was $110,767. These increases were due principally to the additional depreciation related to the new building and equipment at our Sioux Falls location. As a percentage of revenues, during the first half of 2001, depreciation expense decreased by 0.9% compared to the similar period in 2000, indicating that revenues generated from our new location more than offset the related increase in depreciation expense.

PRE-OPENING COSTS

         Pre-opening costs experienced during the thirteen and twenty-six weeks ended June 25, 2000 related to the opening of our Sioux Falls restaurant. During the comparable 2001 period, we did not incur pre-opening costs. We expect to incur approximately $200,000 in pre-opening costs for the Fargo location, with most of the expenses to be incurred in the third quarter, as we anticipate opening the restaurant in the fourth quarter of 2001.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting. Other general and administrative expenses include professional fees, office supplies associated with our centralized accounting system, and travel by our corporate management to the restaurant locations. As a percentage of revenue, our general and administrative expenses for the thirteen and twenty-six weeks ended July 1, 2001 increased 2.1% and 0.7%, respectively, from the comparable periods in 2000. General and administrative expenses were $194,577 higher in the first half of 2001 compared to the similar period in 2000. General and administrative have increased as we have continued to build our infrastructure in order to facilitate our continued growth. With two operating locations and one under construction, additional travel and communication costs between operating locations and the corporate office have increased, as well as legal, accounting and investor relations expenses associated with responsibly maintaining a public company. From the inception of our company through July 1, 2001, our executive officers have not received any compensation from our company. We have agreed with Messrs. Wagenheim, Burdick and Wachman that no salaries will be paid to them through 2001. Any other compensation payable to them in 2001 and compensation payable to them thereafter will be determined by our board and will increase our general and administrative expenses.

         We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we hire certain additional corporate staff members to adequately sustain operations across multiple locations. The anticipated additional restaurant revenues associated with further expansion are expected to result in greater economies of scale for our corporate expenses in the long-term.

INTEREST EXPENSE

         Interest expense net of interest income increased $31,767 and $51,797 as a percentage of revenues during the thirteen and twenty-six weeks ended
July 1, 2001, respectively, compared to similar periods in 2000, due principally to increased debt incurred in the construction of our Fargo, North Dakota location.

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

         Our operating activities provided $95,559 of net cash during the twenty-six weeks ended July 1, 2001. Using certain net proceeds from our initial public offering and a $750,000 equipment lease entered into in June 2001, we purchased $241,944 of equipment primarily for our Sioux Falls location, expended $621,723 toward the construction of our Fargo location, made payments on our capital lease obligations and debt owed to related parties in the amounts of $77,812 and $6,000, respectively, and paid $11,896 for loan fees and activity related to pending trademarks and patents. In 2000, we invested excess cash from our initial public offering proceeds in short-term investments with staggered maturity dates to correspond with anticipated pre-opening costs. During the first half of 2001, we redeemed $674,945 of short-term investments.

         During the twenty-six weeks ended June 25, 2000, our operating activities provided $33,150 of net cash. Using net cash provided by operations and net proceeds from our initial public offering aggregating $3,505,471, we purchased equipment totaling $77,531, purchased a liquor license for the Sioux Falls restaurant for $162,665, and made net payments on other debt of $55,208.

         During 2001, we estimate that we will be required to make capital expenditures totaling approximately $3.0 million for the development of our third Granite City Food & Brewery restaurant, to be located in Fargo, North Dakota. On January 18, 2001, we entered into a ground lease for property located adjacent to the West Acres Mall in Fargo and initiated construction of a 9,720 square foot restaurant. The sources for development and construction of the restaurant include our own funds, a $750,000 sale-leaseback of the Sioux Falls equipment, entered into in June 2001, maturing in 2008 and bearing interest at 9.0% annually, and a $1,500,000 loan from First National Bank, Pierre, South Dakota, the proceeds of which are used to pay construction costs. The loan matures on February 19, 2007 and bears interest at the rate of 8.75% per annum. The loan agreement and related loan documentation contain other customary terms and conditions. The loan is secured by a leasehold mortgage, a security agreement granting to the bank a first security interest in the lease and all of our inventory, accounts, general intangibles, equipment, furniture, fixtures, and other personal property of our company pertaining to the project, an assignment of leases and rents and guaranties by three of our directors. The loan agreement with the bank includes customary covenants, including a limitation on our ability to incur additional indebtedness, other than ordinary trade debt, make investments in other persons or make distributions or dividends.

         Steven J. Wagenheim, our chief executive officer and a director, William E. Burdick, our chairman and a director, and Arthur E. Pew III, a director, guarantied the $1,500,000 loan referred to above. In connection with their guaranties of the loan, these guarantors and our company entered into an Agreement Concerning Guaranty which provides, among other things, that our company, Mr. Wagenheim and Mr. Burdick, jointly and severally, agree to indemnify and hold Mr. Pew harmless from any liabilities which he may claim by reason of his guaranty of our indebtedness, and that we will indemnify Mr. Wagenheim and Mr. Burdick from any liabilities they may incur by reason of their guaranties of our indebtedness. We have further agreed that we will not, without Mr. Pew's consent, modify the terms and conditions of the loan, default in payment of obligations under the loan agreement or incur additional indebtedness other than indebtedness under the loan, ordinary trade debt or other indebtedness incurred in the ordinary course of business, not to exceed $100,000 at any time. The agreement also contains other customary covenants and a covenant that we will use our best efforts to refinance the $1,500,000 of indebtedness by January 1, 2006 and to use our best efforts to obtain a release of Mr. Pew from the guaranty by that date. If we have not released Mr. Pew from the obligation by January 1, 2006, we are obligated to pay him a monthly guaranty fee beginning in February 2006 in the amount of $1,000, until he is released from the obligation.

         We intend to pursue a disciplined expansion strategy in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. However, the development of any additional Granite City locations will require us to obtain additional financing. The amount of financing required for new stores depends upon the definitive locations, leasehold improvement costs, construction costs and the type of transactions pursuant to which we establish new locations. We cannot assure you that financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all. We are considering various ways to obtain such financing, including the sale of debt or equity securities, or some combination thereof, as well as possible partnerships with investors. At present, however, we have no commitments from any party to provide us with the financing required to achieve additional expansion. Without such financing, our expansion strategy will be unachievable.

SEASONALITY

         We expect that our sales and earnings will fluctuate based on seasonal patterns. We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our existing and proposed markets.

INFLATION

         Inflation in food, labor, real estate and construction costs can significantly affect our operations. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Although we believe we have experienced increased building costs due to inflation, inflation has not had a material impact on our operating results through July 1, 2001.

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings

         On or about November 16, 2000, we filed a claim under the National Association of Securities Dealers, Inc. Arbitration Code against Equity Securities Investments, Inc. Our claim is based upon actions taken by Equity Securities Investments, Inc. in connection with an aborted underwriting of our securities through that firm. We have asserted in our arbitration complaint that we sustained damages in the range of $600,000. Equity Securities Investments, Inc. has asserted a claim against us to recover $25,000 in expenses in connection with the aborted underwriting. As of August 3, 2001, no arbitration hearing has been held on this matter.

         Other than as described above, we were not a party to any material litigation as of July 31, 2001.

ITEM 2   Changes in Securities and Use of Proceeds

         (d)    Use of Proceeds from Registered Securities

                Our registration statement on Form SB-2 (File No. 333-93459) was declared effective by the SEC on June 6, 2000. After deducting the total expenses of our initial public offering, our net proceeds were approximately $3,273,751.

                From the effective date of the registration statement on Form SB-2 through July 1, 2001, we had used $2,683,847 of the net proceeds. We applied these funds in the following manner: (1) $2,222,574 for the development of our Sioux Falls location, (2) $243,353 for the reimbursement of expenses advanced by New Brighton Ventures, Inc. ("NBV"), (3) $204,802 for the development of our Fargo location, and (4) $13,118 for operating expenses. NBV is the entity through which Steven J. Wagenheim, President, Chief Executive Officer and Director of our company, and Mitchel I. Wachman, Chief Financial Officer, Secretary and Director of our company, own a Champps restaurant in New Brighton, Minnesota.

                The Sioux Falls expenditures represent: (1) payments to the development company and additional tenant improvements of $1,025,683, (2) restaurant equipment of $757,553, (3)
                pre-opening costs of $211,219, and (4) brewery equipment of $228,119. The Fargo expenditures represent: (1) payments to architects of $37,611, (2) site development and initial construction of $81,500, and (3) brewing equipment of $85,691. The amount paid to NBV has not changed since our last periodic report. The amount allocated to operating expenses, which has not changed since our last periodic report, represents the net of previously reported uses of initial public offering proceeds to fund percentage rent and real estate tax expenses less subsequent repayment from operating income.

                All remaining net proceeds were invested in an interest bearing savings account as of July 1, 2001.

ITEM 3   Defaults upon Senior Securities

         Not applicable.

ITEM 4   Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5   Other Information

         Not Applicable.

ITEM 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               See "Index to Exhibits."

         (b)   Reports on Form 8-K

               We filed no Current Reports on Form 8-K during the quarter ended July 1, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FOUNDERS FOOD & FIRKINS LTD.


Date:  August 9, 2001                        By  /s/ Mitchel I. Wachman
                                               -------------------------------
                                                 Mitchel I. Wachman
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
------    -----------
10.1     Capital Equipment Lease by and between the Registrant and GCI Capital,
         Inc., dated June 15, 2001.

10.2     Loan Agreement by and between the Registrant and First National Bank,
         Pierre, South Dakota, dated July 19, 2001.

10.3     Agreement Concerning Guaranty by and between the Registrant and Steven
         Wagenheim, Arthur E. Pew III and William Burdick, dated July 17, 2001.