Form 10KSB40/A
period 2000-12-31
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2001-09-06
CIK 1048620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-KSB/A

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


      OUR FOUNDERS, INCLUDING WILLIAM E. BURDICK, COULD LEAVE OUR COMPANY
AT ANY TIME, IMPAIRING OUR DEVELOPMENT AND PROFITABILITY. We depend heavily on our founders for the development and implementation of our restaurant-microbrewery concept. In particular, we rely upon the expertise and experience of our brewmaster, William E. Burdick, for brewing knowledge, the establishment of our brewing operations and training of our brewing staff. As we expand our operations, we will have a continuing need to attract and retain qualified people, including management personnel. We do not intend to enter into employment agreements beyond our existing agreements with Messrs. Burdick and Wagenheim. We have obtained key-man life insurance on Mr. Wagenheim in the amount of $1,000,000 and on Mr. Burdick in the amount of $500,000. However, such coverage would only protect us in the event of death. The departure of key people could adversely affect our development and profitability.


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

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                       December 26, 1999 and December 31, 2000


5. LEASES:


The Company leases land and buildings under agreements expiring in 2019 and 2020 plus renewable options for additional periods. The land portions of the lease agreements are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease. The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis. The building portions of the leases are classified as capital leases because their present value is greater than 90% of the estimated fair value. In addition, the Company leases leasehold improvements under an agreement expiring in 2006. Two executive officers who are also members of the Board of Directors of the Company have personally guaranteed these leases. Included in property and equipment are the following assets held under capital leases:


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
                                                   ============   ============


In addition to the land leases, the Company has also entered into operating leases expiring through 2004 for various equipment items. Rental expense for the years ended December 26, 1999 and December 31, 2000 was $42,709 and $150,994, respectively. Included in rent expense at December 31, 2000 is $66,333 of contingency rental expense based upon restaurant sales. Contingent rent is accrued based on estimates of probable levels of revenues during the contingency period.


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

7. COMMITMENTS AND CONTINGENCIES:



Employment agreements:
  On December 14, 1999, the Company entered into employment agreements with two officers, both of whom are directors of the Company. The agreements state that no monetary compensation will be received by the officers during fiscal year 2000, and that salaries will be established in 2001. The Company believes the options issued to the two officers in 1999 represent reasonable compensation for their services throughout the term of the employment agreements based upon a compensation survey for similar sized organizations. The agreements include change in control provisions that would entitle each of the officers to receive severance pay equal to 18 months of salary if there is a change in control in the Company and employment terminates. The maximum contingent liability under these agreements is not determinable as the monetary compensation will not be established until 2001. The employment agreements also provide for severance benefits and other employment benefits. The initial term of employment is from December 14, 1999 through January 1, 2002. When the initial term expires, the agreements will be automatically extended for six month periods unless the officer or the Company provides notice of intention not to renew at least thirty days prior to the expiration of the current or any extension term.

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

OTHER BUSINESS INTERESTS

      Messrs. Burdick, Wagenheim and Wachman have other business interests described above which may result in conflicts of interest. However, Messrs. Burdick, Wagenheim and Wachman have not been required to spend, and will not be required to spend, full time with our company based upon the current scale of operations, which does not warrant a full-time executive team. This will change, however, as we expand our scale of operations to multiple restaurants locations.


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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis Park, State of Minnesota on September 6, 2001.

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



                 Signature                                      Title                                  Date
                 ---------                                      -----                                  ----
/S/ STEVEN J. WAGENHEIM                          President, Chief Executive Officer                September 6, 2001
------------------------------------------       and Director (Principal Executive
Steven J. Wagenheim                              Officer)


/S/ MITCHEL I. WACHMAN                           Chief Financial Officer, Secretary                September 6, 2001
------------------------------------------       and Director (Principal Accounting
Mitchel I. Wachman                               Officer and Principal Financial
                                                 Officer)


               *                                 Chairman of the Board, Brewmaster
------------------------------------------       and Director
William E. Burdick

               *                                 Director
------------------------------------------
Arthur E. Pew III

               *                                 Director
------------------------------------------
James G. Gilbertson

               *                                 Director
------------------------------------------
Bruce H. Senske



*  By:   /S/ STEVEN J. WAGENHEIM                                                                   September 6, 2001
        ---------------------------------
         Steven J. Wagenheim
         Attorney-In-Fact

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

   10.13      Form of Warrant issued by the Registrant to certain partners of St. Cloud Investments, L.L.P., dated June 27,
              1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File
              No. 333-93459)).
   10.14      License Purchase Agreement by and between the Registrant and CNJ Distributing Corp., dated December 20, 1999
              (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No.
              333-93459)).
   10.15      Amendment to License Purchase Agreement by and between the Registrant and CNJ Distributing Corp., dated
              January 18, 2000 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22,
              1999 (File No. 333-93459)).
   10.16      Promissory Note issued by the Registrant to New Brighton Ventures, Inc., dated February 9, 2000 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.17      Form of Escrow Agreement by and among the Registrant, Brewing Ventures LLC, Arthur E. Pew III, Associated Bank
              Minnesota (f/k/a Bank Windsor) and the Commissioner of Commerce for the State of Minnesota (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
   10.18      Lease by and between the Registrant and Sioux Falls Investments, L.L.P., dated June 14, 2000 (including Guaranty)
              (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 4, 2000 (File No. 0-29643)).
   10.19      Ground Lease by and between the Registrant and West Acres Development, LLP, dated January 18, 2001.*
   23         Consent of Independent Certified Public Accountant.
   24         Powers of Attorney.*



-------------------
* Previously filed