Form 10QSB
period 2001-09-30
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2001-11-02
CIK 1048620

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -----------------

                                   FORM 10-QSB



/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



//    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



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

      Yes   X    No      .
          -----     -----

      As of October 16, 2001, the issuer had outstanding 3,807,350 shares of common stock. This number includes all remaining units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer's initial public offering.

===============================================================================

                                                 TABLE OF CONTENTS

                                                                                                               PAGE
PART I                     FINANCIAL INFORMATION.............................................................     1

         ITEM 1            Financial Statements..............................................................     1

                           Condensed Balance Sheet as of September 30, 2001..................................     1

                           Condensed Statements of Operations for the thirteen and thirty-nine weeks ended
                           September 24, 2000 and September 30, 2001.........................................     2

                           Condensed Statements of Cash Flows for the thirty-nine weeks ended
                           September 24, 2000 and September 30, 2001.........................................     3

                           Notes to Condensed Financial Statements...........................................     4

         ITEM 2            Management's Discussion and Analysis or Plan of Operation.........................     5

PART II                    OTHER INFORMATION.................................................................    10

         ITEM 1            Legal Proceedings.................................................................    10

         ITEM 2            Changes in Securities and Use of Proceeds.........................................    10

         ITEM 3            Defaults upon Senior Securities ..................................................    11

         ITEM 4            Submission of Matters to a Vote of Security Holders...............................    11

         ITEM 5            Other Information.................................................................    11

         ITEM 6            Exhibits and Reports on Form 8-K..................................................    11

SIGNATURES...................................................................................................    12


                                                      PART I

ITEM 1         Financial Statements

                                          FOUNDERS FOOD & FIRKINS LTD.

                                              CONDENSED BALANCE SHEET
                                                    (UNAUDITED)

                                                                                                SEPTEMBER 30,
                                                                                                    2001
                                                                                             --------------------
ASSETS:
    Current assets:
        Cash                                                                                         $   310,182
        Inventory                                                                                         70,564
        Prepaids and other                                                                               124,402
                                                                                             --------------------
           Total current assets                                                                          505,148

    Property and equipment, net                                                                        7,966,599
    Liquor license and other                                                                             289,391
                                                                                             --------------------
           Total assets                                                                              $ 8,761,138
                                                                                             ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
        Accounts payable                                                                             $   283,278
        Accrued expenses                                                                                 369,651
        Due to related parties                                                                               627
        Long-term debt, current portion                                                                   18,913
        Capital lease obligations, current portion                                                       232,813
                                                                                             --------------------
           Total current liabilities                                                                     905,282

    Long-term debt, net of current portion                                                               247,077
    Capital lease obligations, net of current portion                                                  4,024,470
                                                                                             --------------------
           Total liabilities                                                                           5,176,829

    Shareholders' equity:
        Common stock, $.01 par value, 90,000,000 shares authorized;
            3,807,350 shares issued and outstanding                                                       38,074
        Additional paid-in capital                                                                     4,416,358
        Accumulated deficit                                                                            (870,123)
                                                                                             --------------------
           Total shareholders' equity                                                                  3,584,309

           Total liabilities and shareholders' equity                                                $ 8,761,138
                                                                                             ====================

                        See notes to condensed financial statements.

                                           FOUNDERS FOOD & FIRKINS LTD.

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                                          --------------------                   -----------------------
                                                    SEPTEMBER 24,       SEPTEMBER 30,         SEPTEMBER 24,       SEPTEMBER 30,
                                                         2000                2001                 2000               2001
                                                  ------------------- ----------------------------------------------------------
  Restaurant revenues                                   $  1,071,136        $  2,217,228        $ 2,928,465        $  6,350,143

  Restaurant costs:
    Food and beverage                                        311,405             645,667            866,336           1,882,416
    Labor                                                    347,359             732,908            947,649           2,092,168
    Direct and occupancy                                     194,553             468,424            587,851           1,326,056
    Depreciation and amortization                             60,020             118,365            179,823             348,935
                                                  ------------------- ----------------------------------------------------------
        Total restaurant costs                               913,337           1,965,364          2,581,659           5,649,575
                                                  ------------------- ----------------------------------------------------------

  Income from restaurant operations                          157,799             251,864            346,806             700,568

  Pre-opening costs                                            2,713              18,420              7,163              18,420
  General and administrative                                 129,793             207,105            268,159             540,048
                                                  ------------------- ----------------------------------------------------------

  Operating income                                            25,293              26,339             71,484             142,100
   Interest:
     Income                                                   43,242               4,472             49,718              29,845
     Expense                                                (45,214)           (101,439)          (144,148)           (271,067)
                                                  ------------------- ----------------------------------------------------------
     Net interest expense                                    (1,972)            (96,967)           (94,430)           (241,222)

Net Income (loss)                                       $     23,321         $  (70,628)        $  (22,946)        $   (99,122)
                                                  =================== ==========================================================
Earning (loss) per common share                         $       0.01         $    (0.02)        $    (0.01)        $     (0.03)
                                                  =================== ==========================================================
Earning (loss) per common share, assuming dilution      $       0.01         $    (0.02)        $    (0.01)        $     (0.03)
                                                  =================== ==========================================================
Weighted average shares outstanding                        3,807,350           3,807,350          2,694,780           3,807,350
                                                  =================== ==========================================================
Weighted average shares outstanding, assuming
dilution                                                   3,908,432           3,807,350          2,694,780           3,807,350
                                                  =================== ==========================================================

                        See notes to condensed financial statements.

                                           FOUNDERS FOOD & FIRKINS LTD.

                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                     THIRTY-NINE WEEKS ENDED
                                                                                     -----------------------
                                                                               SEPTEMBER 24,            SEPTEMBER 30,
                                                                                    2000                    2001
                                                                           ----------------------  -----------------------
Cash flows from operating activities:
Net loss                                                                           $    (22,946)             $   (99,122)
     Adjustments to reconcile net loss to net cash  provided by
       (used in) operating activities:
     Depreciation and amortization                                                      179,823                  348,935
     Decrease (increase) in:
         Inventory                                                                       (3,394)                  15,525
         Prepaids and other                                                               4,958                  (68,349)
     Increase (decrease) in:
         Accounts payable                                                                67,361                  (31,317)
         Accrued expenses                                                               (20,095)                 (17,159)
                                                                           ----------------------  -----------------------
      Net cash provided by operating activities                                         205,707                  148,513
                                                                           ----------------------  -----------------------
Cash flows from investing activities:
     Purchase of:
         Property and equipment                                                        (528,232)              (2,293,114)
         Liquor license & intangibles                                                  (162,665)                (107,582)
     Short-term investments/redemption of short-term investments                     (2,162,437)                 674,945
                                                                           ----------------------  -----------------------
     Net cash used in investing activities                                           (2,853,334)              (1,725,751)
                                                                           ----------------------  -----------------------
Cash flows from financing activities:
      Due to related parties                                                            (26,039)                  (6,000)
      Payments on capital lease obligations                                             (82,984)                (129,236)
      Proceeds from:
       Issuance of common stock                                                       3,313,994                        -
       Sale of warrants to underwriter                                                      100                        -
       Debt financing                                                                         -                  265,990
       Capital lease                                                                          -                  793,125
                                                                           ----------------------  -----------------------
      Net cash provided by financing activities                                       3,205,071                  923,879
                                                                           ----------------------  -----------------------
Net increase (decrease) in cash                                                         557,444                 (653,359)
Cash, beginning                                                                         107,673                  963,541
                                                                          ----------------------  -----------------------
Cash, ending                                                                       $    665,117              $   310,182
                                                                          ======================  =======================

                        See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Thirteen and thirty-nine weeks ended September 24, 2000 and September 30, 2001

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

   A third facility located in Fargo, North Dakota, is currently under construction. The Company is financing this construction with (1) its own funds, (2) a $750,000 sale-leaseback of the Sioux Falls equipment, entered into in June 2001, maturing in 2008 and bearing interest at 9.0% annually, and (3) a $1.5 million note payable through an independent financial institution entered into in July 2001, maturing in 2006 and bearing interest at 8.75% annually. Three of the Company's directors guarantied the $1.5 million loan referred to above, under which the Company had used $265,990 as of September 30, 2001. At that time, the Company had invested approximately $1.5 million in the construction of its Fargo facility, which is scheduled to open in mid November 2001.

Interim financial statements:
   The condensed financial statements of the Company for the thirteen and thirty-nine weeks ended September 24, 2000 and September 30, 2001 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2001 and the results of operations and cash flows for the periods ended September 24, 2000 and September 30, 2001 have been made. Those adjustments consist only of normal and recurring adjustments.

   Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A registration statement filed September 6, 2001 with the Securities and Exchange Commission.

   The results of operations for the thirteen and thirty-nine weeks ended September 30, 2001 are not necessarily indicative of the results to be expected in a full year.

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN NON-HISTORICAL FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS. SUCH STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. POTENTIAL PURCHASERS OF OUR SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN. PLEASE REFER TO OUR ANNUAL REPORT ON FORM 10-KSB/A, FILED ON SEPTEMBER 6, 2001, FOR ADDITIONAL FACTORS KNOWN TO US THAT MAY CAUSE ACTUAL RESULTS TO VARY.

OVERVIEW

      We operate two casual dining restaurants featuring on-premise breweries. Our activities in 1998 and through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant. Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999. Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000. Our third restaurant is currently under construction in Fargo, North Dakota and it is scheduled to open in mid November 2001.

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

RESULTS OF OPERATIONS

The following table compares operating results expressed as a percentage of total revenue for the thirteen and thirty-nine weeks ended September 24, 2000 and September 30, 2001.

                                                   THIRTEEN WEEKS ENDED                      THIRTY-NINE WEEKS ENDED
                                                   --------------------                      -----------------------
                                            SEPTEMBER 24,         SEPTEMBER 30,         SEPTEMBER 24,        SEPTEMBER 30,
                                                2000                  2001                  2000                  2001
                                         --------------------  --------------------  -------------------- ---------------------
  Restaurant revenues                                 100.0%                100.0%                100.0%                100.0%

  Restaurant costs:
    Food and beverage                                  29.1%                 29.1%                 29.6%                 29.6%
    Labor                                              32.4%                 33.1%                 32.4%                 32.9%
    Direct and occupancy                               18.2%                 21.1%                 20.1%                 20.9%
    Depreciation and amortization                       5.6%                  5.3%                  6.1%                  5.5%
                                         --------------------  --------------------  -------------------- ---------------------
  Total restaurant costs:                              85.3%                 88.6%                 88.2%                 89.0%
                                         --------------------  --------------------  -------------------- ---------------------

  Income from restaurant operations                    14.7%                 11.4%                 11.8%                 11.0%
  Corporate costs:
    Pre-opening costs                                   0.3%                  0.8%                  0.2%                  0.3%
    General and administrative                         12.1%                  9.3%                  9.2%                  8.5%
                                         --------------------  --------------------  -------------------- ---------------------

  Operating income                                      2.4%                  1.2%                  2.4%                  2.2%
  Net interest expense                                 -0.2%                 -4.4%                 -3.2%                 -3.8%
                                         --------------------  --------------------  -------------------- ---------------------

  Net income (loss)                                     2.2%                 -3.2%                 -0.8%                 -1.6%
                                         ====================  ====================  ==================== =====================


RESULTS OF OPERATIONS FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 30, 2001

REVENUE

      Our first restaurant, located in St. Cloud, Minnesota, opened on June 30, 1999. Our second restaurant, located in Sioux Falls, South Dakota, opened December 18, 2000. We generated $1,071,136 and $2,217,228 of restaurant revenues during the third quarter of 2000 and 2001, respectively, and $2,928,465 and $6,350,143 of restaurant revenues during the thirty-nine weeks ended September 24, 2000 and September 30, 2001, respectively. The 117% increase in revenues for the thirty-nine weeks ended September 30, 2001 over that of the similar period ended September 24, 2000 was attributed principally to the addition of another operating unit.

      We anticipate that restaurant revenues will vary from quarter to quarter. We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at both locations during the summer months. However, patio revenues during the third quarter of 2001 were not as favorable as anticipated due to the severe heat in July and August and the cool weather during September.

RESTAURANT COSTS

FOOD AND BEVERAGE

      Our food and beverage cost remained constant at 29.1% as a percentage of revenues during the thirteen weeks ended September 24, 2000 and September 30, 2001. Food and beverage costs also remained constant at 29.6% as a percentage of revenues during the thirty-nine weeks ended September 24, 2000 and September 30, 2001.

      Despite these flat food and beverage costs, we expect that such costs will vary from quarter to quarter due to numerous variables, including seasonal changes in food costs and guest preferences. We periodically create new menu offerings in both our craftbrewed beers and our food based upon guest preferences. Such menu modifications typically result in increased food and beverage cost; however, we believe that fulfilling such guest requests builds customer loyalty and encourages repeat business. We believe that customer preferences for craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, will help offset such increases. In addition, we believe that our purchasing power will increase with the opening of new restaurants.

LABOR

      Between the third quarter of 2001 and the third quarter of 2000, our labor costs expressed as a percentage of revenues increased 0.7%. During the first three quarters of 2001 labor costs increased 0.5% as a percentage of revenues from the similar period in 2000. Minimum wage regulations regarding tipped employees vary from state to state. Lower minimum wage rates for such employees in South Dakota have effectively reduced wage costs as a percentage of revenues. However, due to the low rate of unemployment in our Sioux Falls market, turnover has been higher than expected, thereby causing an increase in training costs at that location. Additionally, increases in the cost of benefits that we provide our employees have increased our labor costs, as have increases in wages paid to retain good employees and ensure high quality customer service.

      We expect that labor costs will vary as we add new locations. Local labor laws and practices, as well as unemployment rates, vary from state to state and will affect our labor costs. In addition, we believe that retention of good employees ensures high quality customer service and reduces hiring and training costs. Our hiring and training cost savings are offset slightly by pay increases as our staff gains more experience with us.

DIRECT AND OCCUPANCY

      Our direct and occupancy expenses increased 2.9% as a percentage of revenues during the thirteen weeks ended September 30, 2001 compared to the similar period in 2000. During the thirty-nine weeks ended September 30, 2001, our direct and occupancy expenses increased 0.8% as a percentage of revenues compared to the thirty-nine weeks ended September 24, 2000. These increases resulted from an increase in rent expense with the addition of property tax expense for which we were not liable in 2000 and contingent rent accrued based on estimates of probable levels of revenues exceeding the percentage rent threshold under our St. Cloud lease agreement. Such increases were offset in part by our decision to eliminate our entertainment expense and reduce our marketing expenses.

DEPRECIATION

      Depreciation expense increased by $58,345 from the thirteen weeks ended September 24, 2000 to the similar 2001 period. The increase for the related thirty-nine week period was $169,112. These increases were due principally to the additional depreciation related to the new building and equipment at our Sioux Falls location. As a percentage of revenues, during the first three quarters of 2001, depreciation expense decreased by 0.6% compared to the similar period in 2000, indicating that revenues generated from our new location more than offset the related increase in depreciation expense.

PRE-OPENING COSTS

      Pre-opening costs experienced during the thirteen and thirty-nine weeks ended September 24, 2000 related to the opening of our Sioux Falls restaurant. We incurred pre-opening costs of $18,420 during the thirteen and thirty-nine weeks ended September 30, 2001. We expect to incur additional pre-opening costs of approximately $182,000 for the Fargo location prior to its opening. The Fargo restaurant is scheduled to open in mid November 2001.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting. Other general and administrative expenses include professional fees, office supplies associated with our centralized accounting system, and travel by our corporate management to the restaurant locations. As a percentage of revenue, our general and administrative expenses for the thirteen weeks ended September 30, 2001 decreased 2.8% from the comparable period in 2000. During the thirty-nine weeks ended September 30, 2001, our general and administrative expenses decreased 0.7% compared to the thirty-nine weeks ended September 24, 2000. General and administrative expenses were $271,889 higher in the first three quarters of 2001 compared to the similar period in 2000. As we have continued to build our infrastructure in order to facilitate our continued growth, we have incurred increased payroll and benefits related expenses. In particular, in April 2001, we hired a corporate controller who is responsible for our day-to-day financial concerns as well as our financial reporting. With two operating locations and one under construction, additional travel and communication costs between operating locations and the corporate office have increased, as well as legal, accounting and investor relations expenses associated with responsibly maintaining a public company. From the inception of our company through September 30, 2001, our executive officers did not receive any monetary compensation from our company. We have agreed with Messrs. Wagenheim, Burdick and Wachman that no monetary salaries will be paid to them through the year ending December 30, 2001, as we believe the options issued to these officers in 1999 represent reasonable compensation for their services through December 30, 2001. Compensation payable to them thereafter will be determined by our board and will increase our general and administrative expenses.

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

INTEREST EXPENSE

      Interest expense net of interest income increased $94,995 during the thirteen weeks ended September 30, 2001, compared to the similar period in 2000. Net interest expense increased $146,792 during the thirty-nine weeks ended September 30, 2001 compared to the thirty-nine weeks ended September 24, 2000. Such increased were due principally to increased debt incurred in the construction of our Fargo location.

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

      Our operating activities provided $148,513 of net cash during the thirty-nine weeks ended September 30, 2001. Using certain net proceeds from our initial public offering, leases aggregating $793,125, and $265,990 of a note payable entered into in July 2001, we purchased:

     o     $361,773 of equipment primarily for our Sioux Falls location,

     o     expended $1,931,341 toward the construction of our Fargo location,

     o made payments on our capital lease obligations and debt owed to related parties in the amounts of $129,236 and $6,000, respectively, and

     o paid $107,582 for loan fees, a portion of our Fargo liquor license and activity related to pending trademarks and patents.

In 2000, we invested excess cash from our initial public offering proceeds in short-term investments with staggered maturity dates to correspond with anticipated pre-opening costs. During the first three quarters of 2001, we redeemed $674,945 of short-term investments.

      During the thirty-nine weeks ended September 24, 2000, our operating activities provided $205,707 of net cash. Using net cash provided by operations and net proceeds from our initial public offering aggregating $3,313,994, we purchased equipment totaling $528,232, purchased a liquor license for the Sioux Falls restaurant for $162,665, and made net payments on other debt of $109,023. In addition, we invested excess cash of $2,162,437 in short-term investments with staggered maturity dates designed to correspond with the construction and opening needs of Sioux Falls restaurant.

      During 2001, we estimate that we will be required to make capital expenditures totaling approximately $3.0 million for the development of our third Granite City Food & Brewery restaurant, to be located in Fargo, North Dakota. On January 18, 2001, we entered into a ground lease for property located adjacent to the West Acres Mall in Fargo and initiated construction of a 9,720 square foot restaurant. The sources for development and construction of the restaurant include our own funds, a $750,000 sale-leaseback of the Sioux Falls equipment, entered into in June 2001, maturing in 2008 and bearing interest at 9.0% annually, and a $1.5 million loan from an independent financial institution, the proceeds of which are used to pay construction costs. The loan matures on February 19, 2007 and bears interest at the rate of 8.75% per annum. As of September 30, 2001 we had drawn down $265,990 on this loan. The loan agreement and related loan documentation contain other customary terms and conditions. The loan is secured by a leasehold mortgage, a security agreement granting to the bank a first security interest in the lease and all of our inventory, accounts, general intangibles, equipment, furniture, fixtures, and other personal property of our company pertaining to the project, an assignment of leases and rents and guaranties by three of our directors. The loan agreement with the bank includes customary covenants, including a limitation on our ability to incur additional indebtedness, other than ordinary trade debt, make investments in other persons or make distributions or dividends.

      Steven J. Wagenheim, our chief executive officer and a director, William
E. Burdick, our chairman and a director, and Arthur E. Pew III, a director, guarantied the $1.5 million loan referred to above. In connection with their guaranties of the loan, these guarantors and our company entered into an Agreement Concerning Guaranty which provides, among other things, that our company, Mr. Wagenheim and Mr. Burdick, jointly and severally, agree to indemnify and hold Mr. Pew harmless from any liabilities which he may claim by reason of his guaranty of our indebtedness, and that we will indemnify Mr. Wagenheim and Mr. Burdick from any liabilities they may incur by reason of their guaranties of our indebtedness. We have further agreed that we will not, without Mr. Pew's consent, modify the terms and conditions of the loan, default in payment of obligations under the loan agreement or incur additional indebtedness other than indebtedness under the loan, ordinary trade debt or other indebtedness incurred in the ordinary course of business, not to exceed $100,000 at any time. The agreement also contains other customary covenants and a covenant that we will use our best efforts to refinance the $1.5 million of indebtedness by January 1, 2006 and to use our best efforts to obtain a release of Mr. Pew from the guaranty by that date. If we have not released Mr. Pew from the obligation by January 1, 2006, we are obligated to pay him a monthly guaranty fee beginning in February 2006 in the amount of $1,000, until he is released from the obligation.

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

INFLATION

      Inflation in food, labor, real estate and construction costs can significantly affect our operations. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Although we believe we have experienced increased building costs due to inflation, inflation has not had a material impact on our operating results through September 30, 2001.

PART II     OTHER INFORMATION

ITEM 1      Legal Proceedings



      Other than as described in prior periodic reports, we were not a party to any material litigation as of September 30, 2001.

ITEM 2      Changes in Securities and Use of Proceeds

            (d)   Use of Proceeds from Registered Securities

                  Our registration statement on Form SB-2 (File No. 333-93459) was declared effective by the SEC on June 6, 2000. After deducting the total expenses of our initial public offering, our net proceeds were approximately $3,273,751.

                   From the effective date of the registration statement on Form SB-2 through September 30, 2001, we had used all of the net proceeds. We applied these funds in the following manner: (1) $2,282,904 for the development of our Sioux Falls location, (2) $243,353 for the reimbursement of expenses advanced by New Brighton Ventures, Inc. ("NBV"),
                   (3) $734,376 for the development of our Fargo location, and
                   (4) $13,118 for operating expenses. NBV is the entity through which Steven J. Wagenheim, President, Chief Executive Officer and Director of our company, and Mitchel I. Wachman, Chief Financial Officer, Secretary and Director of our company, own a Champps restaurant in New Brighton, Minnesota.

                   The Sioux Falls expenditures represent: (1) payments to the development company and additional tenant improvements of $1,051,514, (2) restaurant equipment of $792,052, (3)
                   pre-opening costs of $211,219, and (4) brewery equipment of $228,119. The Fargo expenditures represent: (1) payments to architects of $38,676, (2) site development and initial construction of $305,994, (3) brewing equipment of $176,418,
                   (4) restaurant equipment of $187,910, and (5) financing costs of $25,378. The amount paid to NBV has not changed since our last periodic report. The amount allocated to operating expenses, which has not changed since our last periodic report, represents the net of previously reported uses of initial public offering proceeds to fund percentage rent and real estate tax expenses less subsequent repayment from operating income.

ITEM 3       Defaults upon Senior Securities

             Not applicable.

ITEM 4       Submission of Matters to a Vote of Security Holders

             Not applicable.

ITEM 5       Other Information

             Not Applicable.

ITEM 6       Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   None

             (b)   Reports on Form 8-K

                   We filed no Current Reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FOUNDERS FOOD & FIRKINS LTD.


Date:  November 2, 2001                         By /S/ MITCHEL I. WACHMAN
                                                  ---------------------------
                                                  Mitchel I. Wachman
                                                  Chief Financial Officer