Form 10KSB
period 2001-12-30
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2002-02-20
CIK 1048620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

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

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The issuer's revenues for its most recent fiscal year were $8,885,036.

         The aggregate market value of the common equity held by non-affiliates of the issuer as of January 31, 2002, was approximately $3,890,937.

         As of January 31, 2002, the issuer had outstanding 3,807,350 shares of common stock and 1,000,000 Class A Warrants. The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer's initial public offering.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.
================================================================================

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I   .....................................................................................1

         ITEM 1  Description of Business......................................................1
         ITEM 2  Description of Property.....................................................11
         ITEM 3  Legal Proceedings...........................................................12
         ITEM 4  Submission of Matters to a Vote of Security Holders.........................13

PART II  ....................................................................................14

         ITEM 5  Market for Common Equity and Related Shareholder Matters....................14
         ITEM 6  Management's Discussion and Analysis or Plan of Operation...................15
         ITEM 7  Financial Statements........................................................26
         ITEM 8  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................44

PART III ....................................................................................45

         ITEM 9  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act...........................45
         ITEM 10 Executive Compensation......................................................47
         ITEM 11 Security Ownership of Certain Beneficial Owners and Management..............50
         ITEM 12 Certain Relationships and Related Transactions..............................51
         ITEM 13 Exhibits, List and Reports on Form 8-K......................................54

SIGNATURES...................................................................................55

INDEX TO EXHIBITS............................................................................56

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

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

OVERVIEW

         We operate three casual dining restaurants featuring on-premises breweries under the name "Granite City Food & Brewery(TM)." Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999. Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000. Our third restaurant, located in Fargo, North Dakota, opened in November 2001.

         Our full-service restaurants offer high quality food and handcrafted beers. Our theme is casual dining, with a broad menu of items that are prepared fresh daily and freshly brewed handcrafted beers made with a new patent-pending process that maintains high beer quality while enhancing overall profitability by reducing unit-level brewery costs. We offer high quality menu items served in generous portions at reasonable prices. Our handcrafted beers are moderately priced and offer unique styles and flavors not typically produced by major breweries. We are exploring methods of financing in order to open additional Granite City Food & Brewery restaurants in selected markets throughout the United States.

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

                  California influences. These foods feature fresh flavors of herbs, infused oils and enriched sauces. We feature many items designed with our handcrafted beers in mind, both as ingredients and to accompany meals. Our menu is strategically tailored for smaller metropolitan and regional market pricing in which patrons tend to have greater price sensitivity toward lunch items than dinner items. We have designed our menu so that when a guest opens the menu, he or she finds a special section of lunch selections featured at prices ranging from $5.25 to $6.50, providing a premium meal at a special value for midday diners. We also offer signature selections, meals which are among our chefs' personal favorities. These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer. Our overall menu prices range from $3.95 for appetizers to $15.95 for our BBQ Pork Ribs. Most of our 75 menu items range from $6.00 to $10.00.

         o OFFER OLD WORLD, CLASSIC BEERS MADE WITH A NEW PATENT-PENDING BREWING PROCESS. Our specialty beers are prepared with the finest ingredients available, under the direction of our Chairman of the Board and Brewmaster, William E. Burdick. Our array of craftbrewed beers is distinguishable from other domestically produced beers by its freshness, flavor and brewing styles. We brew ales and lagers in the Old World tradition to the highest standards of brewing. We produce four flagship beer products that are permanently offered on tap, along with seasonal and special ales and lagers handcrafted to promote events such as Oktoberfest and St. Patrick's Day. We have launched a new patent-pending brewing process that will make microbrewing for multiple locations more efficient. This brew method is trademarked under the name "Fermentus Interruptus(TM)" and allows us to transfer an unfermented liquid called wort from one location to another where the fermenting will begin and the brewing process will be completed. We expect that Fermentus Interruptus will improve the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations. We believe that use of this brewing process will enable us to keep producing high quality beers and improve our overall profitability.

         o CREATE A FUN, ENERGETIC ATMOSPHERE AND DESTINATION DINING EXPERIENCE. We focus on providing the Granite City guest with a fun, warm and energetic atmosphere. Our restaurant interiors are spacious, open settings designed to create a visual impact on guests. Guests may watch the brewing process and see food preparation in our open display kitchens, or watch sporting events or other entertainment on the many televisions throughout our dining and bar areas. We offer formal tours of our breweries, as well as mini-tours conducted on a spontaneous basis. We celebrate the art of brewing and cooking by showcasing our breweries and kitchens. Our glass-enclosed breweries allow guests to actually see the brewer working in the brewery. Often, guests will be allowed to enter the actual brewing areas on a spontaneous basis to talk to our personnel. We also showcase our food production with our exposed display kitchens.

         o CREATE A PASSIONATE CULTURE OF SERVICE. We foster a passionate culture of guest service among employees, by emphasizing guest service and comfortable dining experience provided by a knowledgeable, energetic staff. Our employees are trained to understand how our foods are flavored and prepared, and to describe our handcrafted beers in order to introduce guests to the Granite City concept. We have a management presence during all business hours to maintain a high level of service at all times and to support our employees in ensuring guest satisfaction.

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

         o PURSUE DELIBERATE AND CAREFUL EXPANSION. Subject to obtaining adequate financing, we intend to pursue a disciplined expansion strategy in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We believe that continued growth in the Midwest will allow us to achieve attractive economics by establishing name recognition and product branding throughout the region.

THE GRANITE CITY FOOD & BREWERY CONCEPT

         Granite City Food & Brewery targets a broad guest base by incorporating two popular national dining preferences: high quality, casual, value-priced food, and fresh, handcrafted quality beers. We believe this concept differentiates us from many of our competitors, who feature pre-prepared, smaller portioned food items and mass-produced, pre-packaged beers. The key elements of our concept include:

         o quality food items prepared from scratch daily, with an emphasis on freshness, variety, generous portions and attractive presentation

         o freshly brewed, unique handcrafted beers produced from the highest quality ingredients and sold in our restaurants through direct tap systems

         o intense employee training and supervision designed to develop motivated, service-oriented employees who strive to deliver strong customer satisfaction

         o an interior design which creates an environment that is upscale, casual and unpretentious, and promotes a fun, energetic and socially interactive experience

         Each of our existing restaurants consists of an approximately 10,000 square foot facility built to our plans and specifications. Our restaurants have an open atmosphere, including an exposed ceiling that is approximately 16 feet high. Since no interior walls disrupt our public areas, guests can view the many component parts of our operation from virtually any place in our facilities. Guests may watch the brewing and food preparation or sports and other entertainment on the many television sets located throughout our dining and bar areas.

         We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. Our floor-to-ceiling window systems create expansive views of outdoor pond and patio areas which are used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

EXISTING AND PROPOSED LOCATIONS

         We currently operate one Granite City Food & Brewery restaurant in each of the following locations: St. Cloud, Minnesota; Sioux Falls, South Dakota; and Fargo, North Dakota.

         Each of our locations is centrally located within the respective area's retail, lodging and transportation activity. Our St. Cloud restaurant is conveniently located at the intersection of Minnesota Highways 15 and 23 off Interstate Highway 94. This site caters to local residents, area-based tourists who attend business conferences, sports tournaments or university related events, and transient guests who pass through St. Cloud to Minnesota's northern tourism area. Our Sioux Falls restaurant is located near the junction of Interstate Highways 29 and 90 within Sioux Fall's commercial and civic activity center. The patio of this location offers a spectacular view overlooking the Sioux River and Sioux Falls Country Club, enhancing our guests' dining experience. Our Fargo restaurant is located near the junction of Interstate Highways 29 and 94 on the property of the area's major mall and within walking distance of several major hotels, entertainment venues and retail outlets.

         The selection of our Granite City locations has been based upon criteria which we have determined are important for restaurant development in smaller metropolitan and regional markets, including but not limited to the following:

         o        a minimum regional/metropolitan "trade area" population of
                  150,000

         o proximity to a regional retail, entertainment, financial and educational hub

         o        proximity to the area's hotel rooms

         o        proximity to the city's major transportation corridor

         o        excellent accessibility and visibility

         Each existing restaurant is similar in design and size. We lease our St. Cloud and Sioux Falls restaurants pursuant to 20-year net leases with renewal options. Our Fargo restaurant is located on leased property pursuant to a 20-year lease with renewal options. Our investment in each existing restaurant ranges from approximately $1.5 million to $3.0 million. We expect that these locations will give us a strong base from which to expand.

           Subject to obtaining adequate financing, our corporate strategy calls for further development in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We will require additional financing to pursue our expansion strategy in additional markets. We are currently considering a number of Midwest sites, including Lincoln and Omaha, Nebraska.

MENU

         At the core of our concept is our 75-item menu complemented by fresh, handcrafted beers. Our menu is committed to full flavored ingredients and value engineering of each menu item. Our menu is based on the preparation of distinctive items not generally featured on restaurant chain menus. We are continuously engaged in food development and create new menu items and weekly specials on a regular basis. All menu items are staff and guest tested then refined before menu implementation.

         Some of our more popular items include our Granite City Ale and Cheddar Soup, Chicken Caesar Chalupa, Grilled Chicken and Bruschetta Salad, Chinese Pasta Salad, Grilled London Broil with Bourbon Onion Sauce, Southern Fried Chicken Breast Dinner (marinated in buttermilk and Cajun spices), Honey Rosemary Filet Mignon and the Granite City Walleye. We currently offer up to eight new menu items weekly, ranging from appetizers to salads and entrees. This approach allows us to develop continuous improvement and innovation, an important strategy that keeps our menu fresh and interesting.

Approximately 11% of food sales are generated through weekly specials. We also solicit input from guests regarding our menu offerings.

         To ensure that we are serving food of consistently high quality, we have developed quality control practices, including (a) the participation by each member of our kitchen staff in a thorough training program, (b) the development of strict specifications that ensure that only high quality ingredients are used in our food and (c) the requirement that each shift of cooking personnel consistently prepare each menu item. We believe that we are able to consistently provide a superior value-oriented dining experience for our guests by serving generous portions of well-presented foods.

DEDICATED GUEST SERVICE

         We are committed to guest satisfaction. From the moment a guest walks through the door, he or she is treated and served in a professional, attentive manner. We understand the critical importance of our attention to detail and seek to create and maintain an exceptional service-oriented environment. We conduct daily pre-shift meetings, track service audits and assign manageable table stations in order to create a system of effective service and assure guest satisfaction. Our service is based on a team concept. Guests are made to feel that any employee can help them, and that they are never left unattended.

MANAGEMENT AND EMPLOYEES

         Our ability to effectively manage restaurants in multiple geographic areas will be critical to our success. Our existing locations are accessible by major highways and by regular daily direct airline flights from the Minneapolis-St. Paul metropolitan area. This access will allow our current management to provide assistance in development, restaurant opening and on-going support and managerial supervision to create strong and responsive employee teams at each location. Store-level management teams consist of a general manager, a kitchen manager and assistant managers. The management team receives incentive bonuses based upon financial and qualitative performance criteria, including the results of mystery shoppers who anonymously evaluate individual restaurants. Each member of our restaurant management team is cross-trained in all operational areas. As we grow and expand geographically, we expect to add additional employees to ensure proper management, support and controls.

         We expect that each Granite City restaurant will employ approximately 125 hourly employees, approximately 75% of whom will be part time. All employees are trained and work on a buddy-trailing system before they are scheduled to work independently.

         We actively recruit and select individuals who share our passion for a high level of guest service. Multiple interviews are used to aid in the selection of new employees at all levels. We have developed a competitive compensation package for our restaurant management team. This package includes a base salary, competitive benefits and participation in a management incentive plan that rewards the management team for achieving performance objectives. It is our policy to promote from within, but at our current stage of growth, we recognize the need to supplement this policy with employees from outside our organization as we open restaurants in new markets.

OPERATIONAL CONTROLS

         Our restaurants use personal computer systems that are integrated with management reporting systems which enable us to monitor restaurant sales and product and labor costs on a daily basis. Financial controls are maintained through a centralized accounting system. Our monthly financial statements are generated within a relatively short period of time so that management may review and respond to requirements in a timely fashion. We continuously monitor sales, product costs, operating expenses and advertising and promotional expenses. We believe that our system of controls is adequate for our planned expansion strategy.

HOURS OF OPERATION

         Our restaurants are open seven days a week, from 11:00 a.m. to 1:00 a.m., Monday through Saturday, and from 10:00 a.m. to midnight on Sunday. On Sundays, beginning at 10:00 a.m., we offer a buffet style brunch, featuring both breakfast and lunch items, which follows our high quality standards and price/value relationship. We are open on selected holidays.

PURCHASING

         We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources. To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we control such purchasing by buying from a variety of national, regional and local suppliers at negotiated prices. Most food products are shipped from a central distributor directly to our existing restaurants two to four or more times per week. Produce is delivered six times per week from local suppliers to ensure product freshness. We do not maintain a central food product warehouse or commissary. As is typical in our industry, we do not have any long-term contracts with our food or brewing ingredient suppliers. We purchase ingredients for our brewing operations from a variety of foreign and domestic suppliers at negotiated prices. We have not experienced significant delays in receiving food products, brewing ingredients, restaurant supplies or equipment.

BREWING OPERATIONS

OVERVIEW

         We have created a new brewing process that will make microbrewing for multiple locations more efficient by creating a commissary brewing system. Use of this system will enable us to keep our high quality product intact while enhancing overall profitability. We believe that our patent-pending system, Fermentus Interruptus, provides us with a distinct competitive advantage because it fits our development strategy of clustering our locations within geographic regions to maximize operational efficiencies.

         Our flagship brews consist of four styles available every day. We also brew a number of seasonal beers to be available at special periods throughout the year. Seasonal ales are often tied to particular events including Oktoberfest, St. Patrick's Day, Christmas and Easter. Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions. The different special events and promotions provide customers with a different feel or experience each time they visit, which we believe promotes strong repeat business.

FERMENTUS INTERRUPTUS - COMMISSARY BREWING AND QUALITY ASSURANCE

         Fermentus Interruptus is a new patent-pending brewing process that will aid in the quality, consistency and efficiency of serving handcrafted brews in multiple locations. Our Fargo location was the first to use this process. In the case of Fargo, the brewing process begins in our Sioux Falls location where wort is produced. This non-alcoholic liquid is then transported via truck to the fermentation vessels in the brewery that serves the brew. It is then fermented by adding yeast to complete the brewing process. Our Chairman of the Board and Brewmaster, William E. Burdick, developed this process in order to maintain the quality and consistency of our beer products. This process will allow us to service up to 15 locations from one wort production site.

         We believe that Fermentus Interruptus will improve the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations. Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit. Because the initial stages of brewing are under the director of a single brewing team, consistency of product is further maintained. We believe that Fermentus Interruptus has given Granite City the opportunity to improve unit level economics while maintaining the consistency of our Old World, classic beers.

HOW WE BREW OLD WORLD, CLASSIC BEERS

         We use the freshest and finest ingredients at our commissary location. We purchase malted barleys, wheats and rye as well as various hops from a variety of sources in Europe and North America. These sources have all supplied the industry for many years.

         We produce beers using two methods of brewing, decoction and infusion brewing, as dictated by the beer style to be brewed. The process begins by weighing, blending and crushing the grains, predominately malted barley into what is called grist. This is accomplished by passing the grains through a roller mill which exposes the soft inside of the grains. The grist is passed down from the second floor to the first floor and held in a grist hopper which is affixed from the ceiling. This truncated vessel then sits above the mash tun and a slide opens to allow this grist to infuse with water forming a slurry or mash that falls down into the mash tun, after which the naturally occurring enzymes alter the carbohydrous material in the grains from a series of starches into a wide range of sugars and dextrins.

         Once completed, this wet, sweet mash is drenched with warm water by means of spraying or running the water over this heavy, wet mash bed and seeping slowly down through the mash to collect the sugars by putting them into this watery solution. It also picks up the color or colors of the grain or grains as well as other materials such as proteins and core elements present in the mash.

         This newly created liquid called sweet wort is then transferred to the brew kettle where it is brought to a boil, varieties of hops are blended and pitched in at various times throughout the one or two hour boiling time. The hops impart a flavor which masks the non-fermentable sugars of the wort and creates a delicate balance between the hop bitterness and the residual sweetness of these sugars. This new liquid is now referred to as hopped wort. The hopped wort is now chilled by passing it through a heat exchanger and reducing the temperature so that it can now be transferred by truck to another location. This is the point where the brewing process is interrupted and the wort is transported to fermentation vessels at the destination location. The brewing process then continues at that restaurant. As noted above, beer dispensed at our Fargo location is currently created using Fermentus Interruptus.

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

OUR BEER VARIETIES

         We brew four beers at all times which serve as our flagship beers. These beers are the classic styles especially designed for the tastes of the Midwest market.


  BROTHER BENEDICT'S      Unlike the very strong and nearly black bocks of
       MAI BOCK           Germany, Mai bock is a traditional German style much
                          lighter in color. A wonderful malt flavor with a hint
                          of chocolate.

       VICTORY            This American lager brewed with cascade hops embraces
        LAGER             the less heavy American style which makes this lager
                          smooth and drinkable with a soft hops finish.

       NORTHERN           Bold, assertive beers are not for everyone. This beer
        LIGHT             is highly hopped and brewed to the American standard
                          of a light classic ale. A creamy, smooth taste with a
                          feint hops aroma.

       DUKE OF            A cask conditioned India Pale Ale (IPA) brewed with
      WELLINGTON          English hops. Traditionally copper colored, this
                          classical English style ale is drawn up from our
                          cellars by our English beer engine. Strong malt
                          character with a huge hoppy finish.

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

         We supplement our microbrewed products with national and international brands of beer at two of our three locations. This allows us to cater to a larger variety of beer enthusiasts.

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

         Minnesota currently imposes an excise tax of $4.60 on each barrel of beer sold in Minnesota. Minnesota grants an excise tax credit of $4.60 per barrel for up to 25,000 barrels if the brewer brews under 100,000 barrels total annually. Therefore, if company-wide production increases to amounts over 25,000 barrels per year, there will be an increase in our average Minnesota excise tax rate. South Dakota currently imposes a malt beverage excise tax of $8.50 on each barrel of beer sold in South Dakota. North Dakota also imposes excise taxes. The tax rates in North Dakota for beer in bulk containers is $2.48 per barrel of beer sold in North Dakota.

LIMITS ON PRODUCTION

         Most states regulate microbreweries. We are licensed under Minnesota law as a "microbrewery." A microbrewery in Minnesota is limited to the production of not more than 3,500 barrels of beer per site per year. We are licensed under South Dakota law as a "malt beverage manufacturer." A malt beverage manufacturer in South Dakota is limited to the production of fewer than 5,000 barrels of beer per year. Such an entity may (a) sell on-sale and off-sale from the manufacturing premises and (b) sell its beer for outside consumption to wholesalers. We are licensed under North Dakota law as a "microbrew pub." A microbrew pub in North Dakota is limited to the production on the licensed premise of not more than 10,000 barrels of beer per year. Such an entity may (a) sell beer manufactured on premises both on-sale and off-sale, (b) purchase beer manufactured by others and (c) sell its beer for outside consumption to wholesalers.

         We believe we can operate our existing Granite City locations without violating such restrictions. Although states into which we may expand may also limit the amount of beer production to a specific number of barrels per year, we believe that we will be able to expand into future locations without violating such production limits.

COMPETITION

         The restaurant industry is intensely competitive. We positioned the Granite City concept in the high-quality casual dining segment. In our current and proposed markets, we compete with established local restaurants, established national chains such as Friday's, Applebee's, Outback Steak House, Grandma's, Champps Americana, Timberlodge Steak House, Chilis, Olive Garden, Ground Round, Red Lobster, Ciatti's, as well as Rock Bottom and Hop's, which also have on-premises brewing. Throughout the United States, including the smaller metropolitan and regional markets which we intend to target for expansion, there are micro-breweries of various sizes and qualities, some of which feature food. Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location. We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specialty handcrafted beers. We compete with a number of well-established national, regional or local restaurants which have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations.

EMPLOYEES

         As of January 1, 2002, we had approximately 400 employees, representing approximately 130 full time employees and approximately 270 part time employees.

TRADEMARKS, SERVICE MARKS AND PATENTS

         We have filed applications for federal trademark registration for "Granite City Food & Brewery," "A Celebration Of Beer," and "Fermentus Interruptus" and have registered in Minnesota the trademarks

"Granite City Food & Brewery," "Brother Benedict's Mai Bock," "Victory Lager," "Pride of Pilsen," "Northern Light" and "Duke of Wellington." Our state trademarks have a term of ten years. Although we believe we have protectable rights to these marks in Minnesota, we cannot predict whether federal trademark registration will be permitted. We intend to protect our proprietary rights in these marks, but it may be difficult for us to prevent others from infringing our marks and any litigation to enforce our rights would likely be costly.

         In February 2001, we filed an application with the United States Patent Office for patent protection of a brewing methodology, which streamlines our brewing process and reduce equipment and development costs of future locations. We cannot predict whether federal patent protection will be granted. We intend to protect our proprietary rights to this process, but it may be difficult for us to prevent others from utilizing our process and any litigation to enforce our rights would likely be costly. We are awaiting examination of this patent application.

         We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

ITEM 2   DESCRIPTION OF PROPERTY

         Our corporate headquarters is located in St. Louis Park, Minnesota. We occupy this facility under a month-to-month lease at a rate of $1,300 per month.

         In July 1998, we entered into a net lease relating to our restaurant in St. Cloud, Minnesota, with St. Cloud Investments, L.L.P., an unrelated third party. This 10,000 square foot building was constructed for us on a build-to-suit basis. We lease the St. Cloud location over a 20-year term at an annual base rent which escalates every five years. The annual base rents over the initial lease term are as follows: $217,946, $227,734, $238,990 and $251,934, subject to adjustment as provided in the lease. In addition to the annual base rent, we are obligated to pay an annual percentage rent in the amount of 7% on gross sales at the site in excess of $3,200,000 per year. After our second full year of operation, we paid percentage rent in St. Cloud of $45,578. The lease may be extended at our option for up to two additional five-year periods on the same terms and conditions, except that the annual base rent would increase during any such extension. The lease has been personally guaranteed by Steven J. Wagenheim and William E. Burdick. We paid an effective annual rent of $26.35 per square foot during our second full year of operation at the St. Cloud location.

         In June 2000, we entered into a net lease relating to our restaurant in Sioux Falls, South Dakota, with Sioux Falls Investments, L.L.P., an unrelated third party. This 10,600 square foot restaurant was constructed for us on a build-to-suit basis. We lease the Sioux Falls location over a 20-year term at an annual base rent which escalates every five years. The annual base rents over the initial lease term are as follows: $291,395, $305,177, $321,025 and $339,252, subject to adjustment as provided in the lease. In addition to the annual base rent, we are obligated to pay an annual percentage rent in the amount of 7% on gross sales at the site in excess of $4,162,791 per year. The lease may be extended at our option for up to two additional five-year periods on the same terms and conditions, except that the annual base rent would increase during any such extension. The lease has been personally guaranteed by Steven J. Wagenheim and William E. Burdick. We paid an effective annual rent of $27.79 per square foot during our first full year of operation at the Sioux Falls location.

         In January 2001, we entered into a 20-year net ground lease relating to our restaurant in Fargo, North Dakota, with West Acres Development, LLP, an unrelated third party. Under the lease terms, we are obligated to pay annual base rent of $72,000, plus annual percentage rent equal to the amount, if any, by which 3% of our gross sales at the site exceeds the annual base rent, plus insurance and property taxes on the land and improvements, plus a share of common area maintenance costs.
We may extend the lease at our option for an additional five-year period on the same terms and conditions, except that the annual base rent would increase for any such extension. Since we have not completed one full year of operation at the Fargo location, the effective annual rent per square foot is indeterminable. However, such amount will equal or exceed the annual base rent payable which would yield an effective annual rent of $7.76 per square foot. For information regarding the leasehold mortgage and security agreement applicable to our Fargo restaurant, please review "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

         In the opinion of our management, each of our existing locations is adequately covered by insurance.

ITEM 3   LEGAL PROCEEDINGS

         On or about November 16, 2000, we filed a claim under the National Association of Securities Dealers, Inc. Arbitration Code against Equity Securities Investments, Inc. Our claim was based upon actions taken by Equity Securities Investments, Inc. in connection with an aborted underwriting of our securities through that firm. On February 12, 2002, we were notified that an NASD Arbitration Panel awarded compensatory damages to us in the amount of $75,000 and denied the claim of Equity Securities Investments, Inc. against us to recover $25,000 in expenses in connection with the aborted underwriting.

         We were not a party to any material litigation as of February 15, 2002.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 annual meeting of shareholders was held on November 7, 2001. Three proposals were submitted for shareholder approval, all of which passed with voting results as follows:

         (1) To elect six directors for the ensuing year and until their successors shall be elected and duly qualified.

                                                 FOR        WITHHOLD AUTHORITY
                                                 ---        ------------------
         William E. Burdick                   2,921,240           55,575

         Steven J. Wagenheim                  2,921,240           55,575

         Mitchel I. Wachman                   2,921,240           55,575

         Arthur E. Pew III                    2,921,240           55,575

         James G. Gilbertson                  2,921,240           55,575

         Bruce H. Senske                      2,921,240           55,575

         (2) To consider and vote upon the amendment and restatement of our 1997 Director Stock Option Plan.

         FOR:              2,293,383                 AGAINST:             78,485

         ABSTAIN:              4,450                 NON-VOTE:           600,497

         (3) To ratify the appointment of Schechter, Dokken, Kanter, Andrews & Selcer Ltd. as our independent auditors for the fiscal year ending December 30, 2001.

         FOR:              2,971,365                 AGAINST:                 0

         ABSTAIN:              5,450                 NON-VOTE                 0

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

PERIOD                                                                    HIGH           LOW
------                                                                   ------         ------
2000
    Second Quarter (commencing June 7, 2000)........................     $ 4.13         $ 3.75
    Third Quarter...................................................     $ 4.25         $ 3.38
    Fourth Quarter..................................................     $ 3.63         $ 2.31
2001
    First Quarter...................................................     $ 4.13         $ 2.25
    Second Quarter..................................................     $ 3.50         $ 2.30
    Third Quarter...................................................     $ 3.06         $ 2.25
    Fourth Quarter..................................................     $ 4.50         $ 1.95

         Our common stock has been listed on The Nasdaq SmallCap Market under the symbol "GCFB" since the separability date of our units in August 2001. The following table sets forth the approximate high and low closing prices for our common stock for the periods indicated as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

PERIOD                                                                    HIGH           LOW
------                                                                   ------         ------
2001
    Third Quarter (commencing August 6, 2001).......................     $ 2.25         $ 1.00
    Fourth Quarter..................................................     $ 2.24         $ 0.75

         As of January 31, 2002, we had 49 shareholders of record and approximately 449 beneficial owners.

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

SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER OF 2001

         Not applicable.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We operate three casual dining restaurants featuring on-premises breweries under the name "Granite City Food & Brewery." Our activities in 1998 and through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant. Our initial restaurant commenced operations in St. Cloud, Minnesota, in July 1999. Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000. Our third restaurant, located in Fargo, North Dakota, opened in November 2001.

         We developed our first restaurant using the net proceeds from a private placement conducted in late 1997, together with financing in the form of long-term building and equipment leases. We developed our second restaurant using a portion of the net proceeds from our initial public offering in June 2000, together with financing in the form of long-term building and equipment leases. We developed our third restaurant using the remaining net proceeds from our initial public offering, together with bank financing and a long-term equipment lease. We are currently exploring methods of additional financing in order to develop additional restaurants in selected markets throughout the United States. Our revenue growth depends upon the availability of financing to develop additional restaurants. We will not be able to achieve such growth using internally generated funds alone. As of February 15, 2002, we had no commitments for additional funding.

         In 2001, we developed a patent-pending brewing process called Fermentus Interruptus. We believe this process will aid in the quality, consistency and efficiency of serving handcrafted brews in multiple locations. Fermentus Interruptus is intended to improve the economics of Granite City's microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations. The process will also allow us to service up to 15 locations, which we believe will improve our quality, consistency and our brew profitability. We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

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

         We expect the timing of new restaurant openings to have a significant impact on restaurant revenues and costs. We believe we will incur the most significant portion of pre-opening costs associated with a new restaurant within the quarter immediately preceding, and the month of, the opening of such restaurant. We expect to incur net losses in fiscal 2002, primarily due to the pre-opening costs of the restaurants we propose to develop.

         We use a 52/53-week fiscal year ending on the last Sunday of the month to account for our operations. All references to "2000" and "2001" within the following discussion represent fiscal years ended December 31, 2000 and December 30, 2001, respectively. Our fiscal year ended December 31, 2000 included 55 restaurant weeks while our fiscal year ended December 30, 2001 included 109 restaurant weeks.

         Our restaurant sales are comprised almost entirely of the sales of food and beverages. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Other income and expense includes the cost of interest expense on debt and capital leases, interest income on invested assets and gain or loss on disposal of assets.

RESULTS OF OPERATIONS

         The table below sets forth results of our operations for the years ended December 31, 2000 and December 30, 2001.

                                                           Year Ended                         Year Ended
                                                       December 31, 2000                   December 30, 2001
                                                 -------------------------------    --------------------------------
                                                   Amount            Percent           Amount             Percent
                                                -----------       --------------    -------------      -------------
    Restaurant revenues.....................    $ 4,105,357           100.0%        $   8,885,036         100.0%
                                                -----------          ------         -------------         ------

    Restaurant costs:
       Food and beverage....................      1,214,745            29.6             2,586,800           29.1
       Labor................................      1,351,905            32.9             2,948,245           33.2
       Direct and occupancy.................        982,098            23.9             1,876,572           21.1
       Depreciation.........................        239,880             5.9               512,321            5.8
                                                -----------          ------         -------------        -------
          Total restaurant costs............      3,788,628            92.3             7,923,938           89.2
                                                -----------          ------         -------------        -------

    Income from restaurant operations.......        316,729             7.7               961,098           10.8
    Pre-opening costs.......................        215,570             5.3               228,358            2.6
    General and administrative..............        404,796             9.9               783,454            8.8
                                                -----------          ------         -------------        --------
    Operating loss..........................      (303,637)            (7.4)             (50,714)           (0.6)
    Net other expense.......................      (112,939)            (2.8)            (377,306)           (4.2)
                                                -----------          ------         -------------        --------

    Net loss................................    $ (416,576)           (10.2)%        $  (428,020)           (4.8)%
                                                ===========          ======         =============        ========

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 30, 2001

RESTAURANT REVENUES

         Our first restaurant, located in St. Cloud, Minnesota, opened in June 1999. Our second restaurant, located in Sioux Falls, South Dakota, opened in December 2000 and our third restaurant, located in Fargo, North Dakota, opened in November 2001. We generated $4,105,357 and $8,885,036 of restaurant revenues during 2000 compared to 2001, respectively. The 116% increase in revenues for 2001 over that of 2000 was attributed principally to the addition of operating units. Our 2000 operations included 55 restaurant weeks compared to 109 restaurant weeks in 2001.

         We anticipate that restaurant revenues will vary from quarter to quarter. We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months. However, patio revenues during the third quarter of 2001 were not as favorable as anticipated due to the severe heat in July and August and the cool weather during September. In addition, restaurants typically experience a temporary period of high revenues immediately following their opening due to increased demand fostered by the publicity surrounding the opening (the "honeymoon effect"). The Sioux Falls location experienced the honeymoon effect during the first quarter of 2001. During the last five weeks of 2001, the Fargo location experienced the honeymoon effect as well. We anticipate the honeymoon effect for Fargo will continue throughout the first quarter of 2002.

RESTAURANT COSTS

FOOD AND BEVERAGE

         Our food and beverage cost decreased by 0.5% as a percentage of revenues during 2001 compared to 2000. Despite these relatively flat food and beverage costs, we expect that such costs will vary from quarter to quarter due to numerous variables, including seasonal changes in food costs and guest preferences.

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

LABOR

         Our labor costs increased by 0.3% as a percentage of revenues during 2001 from that experienced in 2000. Minimum wage regulations regarding tipped employees vary from state to state. Lower minimum wage rates for such employees in North and South Dakota have effectively reduced wage costs as a percentage of revenues. However, due to the low rate of unemployment in the Sioux Falls market, turnover has been higher than expected, thereby causing an increase in training costs at that location. We have incurred an increase in management wages paid to retain good employees and ensure high quality guest service. Additionally, increases in the cost of benefits that we provide our employees have increased our labor costs.

         We expect that labor costs will vary as we add new locations. Local labor laws and practices, as well as unemployment rates, vary from state to state and will affect our labor costs. In addition, we believe that retention of good employees ensures high quality guest service and reduces hiring and training costs. Such hiring and training cost savings are offset slightly by pay increases as our employees gain more experience with us.

DIRECT AND OCCUPANCY

         Our direct and occupancy expenses decreased 2.8% as a percentage of revenues during 2001 from that experienced in 2000. The major components of direct and occupancy expenses are operating supplies, rent, repairs and maintenance, advertising expense and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. The decrease we experienced in such costs can be attributed to our decision to eliminate entertainment expense and reduce marketing expense, as well as to higher unit volumes which reduced the fixed and indirectly variable costs as a percentage of revenues.

         We believe that the direct and occupancy expenses associated with a newly-opened restaurant will be greater for its first two quarters of operations than what we expect to experience after that time.

This is due, in part, to increased advertising and promotional activities designed to attract and stabilize our guest base.

DEPRECIATION

         Depreciation expense increased $272,441 from $239,880 in 2000 to $512,321 in 2001. This increase was due principally to the additional depreciation related to new buildings and equipment at our Sioux Falls and Fargo locations. As a percentage of revenue, depreciation expense decreased from 2000 to 2001 by 0.1%, indicating that revenues generated for our new locations more than offset the related increase in depreciation expense.

PRE-OPENING COSTS

         Pre-opening costs experienced during 2000 related to the opening of our Sioux Falls restaurant while pre-opening costs experienced during 2001 related to the opening of our Fargo restaurant. Pre-opening costs incurred during 2001 exceeded those incurred in 2000 by $12,788. Management believes that with experience, our training team will become more efficient and we will be able to reduce pre-opening expenses for any future locations we may open to approximately $200,000 per unit.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting. Other general and administrative expenses include professional fees, office supplies associated with our centralized accounting system, and travel by our corporate management to the restaurant locations. As a percentage of revenue, our general and administrative expenses decreased 1.1% from 2000 to 2001. General and administrative expenses were $378,658 higher in 2001 compared to 2000. As we have continued to build our infrastructure in order to facilitate our continued growth, we have incurred increased payroll and benefits related expenses. In particular, in April 2001, we hired a corporate controller who is responsible for our day-to-day financial concerns as well as our financial reporting. With multiple operating locations, additional travel and communication costs between operating locations and the corporate office have increased, as well as legal, accounting and investor relations expenses associated with responsibly maintaining a public company. From the inception of our company through December 30, 2001, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers in 1999 and 2001 represent reasonable compensation for their services through December 30, 2001. Any compensation payable to them in subsequent years will be determined by our board and will increase our general and administrative expenses.

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

OTHER INCOME AND EXPENSE

         Interest expense net of interest income increased $258,353 during 2001 compared to 2000. Such increases were, due principally to increased debt incurred in the construction of our Fargo, North Dakota location. We recorded a $6,014 loss on an asset we replaced which had not been fully depreciated.

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

         Our operating activities provided $505,683 of net cash during 2001. Using certain net proceeds from our initial public offering, leases aggregating $793,125, a note payable of $1,500,000 entered into in July 2001 and advances from a related party of $100,000, we purchased:

              o   $447,327 of equipment primarily for our Sioux Falls location,

              o expended $3,355,128 toward the construction of our Fargo location,

              o made payments on our capital lease obligations and debt owed to related parties in the amounts of $186,234 and $6,627, respectively, and

              o paid $157,584 for loan fees, a portion of our Fargo liquor license and activity related to pending trademarks and our application for patent protection.

         During 2000, our operating activities provided $134,378 of net cash. Using net cash provided by operations and net proceeds from our initial public offering aggregating $3,282,216, we purchased equipment totaling $1,532,028, purchased a liquor license for the Sioux Falls restaurant using $152,665, and made net payments on other debt of $201,188. In addition, we had invested excess cash of $674,945 in short-term investments with staggered maturity dates designed to correspond with the construction and opening needs of our Sioux Falls restaurant.

         On January 18, 2001, we entered into a ground lease for property located adjacent to the West Acres Mall in Fargo and initiated construction of a 9,720 square foot restaurant. The sources for development and construction of the restaurant included:

              o   our own funds,

              o a $750,000 sale-leaseback of the Sioux Falls equipment, entered into in June 2001, maturing in 2008 and bearing interest at 9.0% annually, and

              o a $1.5 million loan from an independent financial institution, the proceeds of which were used to pay construction costs.

         The above-referenced loan matures on February 19, 2007 and bears interest at the rate of 8.75% per annum. The loan agreement and related loan documentation contain other customary terms and conditions. The loan is secured by a leasehold mortgage, a security agreement granting to the bank a first security interest in the lease and all of our inventory, accounts, general intangibles, equipment, furniture, fixtures, and other personal property of our company pertaining to the project, an assignment of leases and rents and guaranties by three of our directors. The loan agreement with the bank includes customary covenants, including a limitation on our ability to incur additional indebtedness, other than ordinary trade debt, make investments in other persons or make distributions or dividends.

         Steven J. Wagenheim, our chief executive officer and a director, William E. Burdick, our chairman and a director, and Arthur E. Pew III, a director, guaranteed the $1.5 million loan referred to above. In connection with their guaranties of the loan, these guarantors and our company entered into an Agreement Concerning Guaranty which provides, among other things, that our company, Mr. Wagenheim and Mr. Burdick, jointly and severally, agree to indemnify and hold Mr. Pew harmless from any liabilities which he may claim by reason of his guaranty of our indebtedness, and that we will indemnify Mr. Wagenheim and Mr. Burdick from any liabilities they may incur by reason of their guaranties of our indebtedness. We have further agreed that we will not, without Mr. Pew's consent, modify the terms and conditions of the loan, default in payment of obligations under the loan agreement or incur additional indebtedness other than indebtedness under the loan, ordinary trade debt or other indebtedness incurred in the ordinary course of business, not to exceed $100,000 at any time. The agreement also contains other customary covenants and a covenant that we will use our best efforts to refinance the $1.5 million of indebtedness by January 1, 2006 and to use our best efforts to obtain a release of Mr. Pew from the guaranty by that date. If we have not released Mr. Pew from the obligation by January 1, 2006, we are obligated to pay him a monthly guaranty fee beginning in February 2006 in the amount of $1,000, until he is released from the obligation.

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

         WE MAY BE UNABLE TO FUND OUR SIGNIFICANT FUTURE CAPITAL NEEDS AND WE MAY NEED ADDITIONAL FUNDS SOONER THAN ANTICIPATED. To finance our expansion plans, we require funds for capital expenditures, pre-opening costs and to offset negative cash flow related to new restaurant openings. We may not be able to obtain additional future financing on acceptable terms. If financing is not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows. We propose to raise capital from private sources. Depending upon the price at which we issue securities to fund expansion, your holdings may be diluted. Specifically, our future expansion may be delayed or curtailed:

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

              o if we incur unanticipated expenditures related to our operations

              o if we are unable to obtain acceptable lease or sale-leaseback financing of restaurants

              o if landlord contributions, financing and other incentives are lower than expected

              o if we are required to reduce prices to respond to competitive pressures

         WE CANNOT PREDICT WHETHER WE WILL BE ABLE TO ACHIEVE OR SUSTAIN REVENUE GROWTH, PROFITABILITY OR POSITIVE CASH FLOW. Our operating experience has not been long enough for us to know whether we can achieve and sustain profitable operations and positive cash flow. Our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions in secondary markets, and the level of competition in our markets.

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

         UNANTICIPATED COSTS OR DELAYS IN THE DEVELOPMENT OR CONSTRUCTION OF OUR RESTAURANTS COULD PREVENT OUR TIMELY AND COST-EFFECTIVE OPENING OF NEW RESTAURANTS. We lease two of our three existing restaurants on a build-to-suit basis. We depend upon contractors and real estate developers to construct our restaurants. After developers construct our restaurants, we invest heavily in leasehold improvements for completion of our restaurants. Many factors could adversely affect the cost and time associated with our development of restaurants, including:

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

         BECAUSE THE VALUE OF OUR BUSINESS DEPENDS PRIMARILY UPON INTANGIBLE ASSETS, SUCH AS OUR BUSINESS CONCEPT AND DEVELOPMENT STRATEGY, THE VALUE OF YOUR INVESTMENT COULD DECREASE SIGNIFICANTLY IN THE EVENT OF LIQUIDATION. Because we do not own the real estate at any of our existing locations, we do not own the buildings at two of our three existing locations and we do not plan to own the real estate or buildings in which our future restaurants will be located beyond the period of initial construction, our tangible assets mainly consist of inventory and equipment that we own. Until we establish a history of earnings, the value of our business that could be realized upon liquidation is comprised of intangible assets, including our business concept, development strategy, intellectual property, trademarks, goodwill and employee know-how. If our business is not successful, the value of our intangible assets could decrease significantly. The value of your investment could decrease as a result.

         WE MAY REDEEM THE CLASS A WARRANTS AT A PRICE LESS THAN MARKET VALUE. We may redeem the Class A Warrants at $0.01 per share if the closing bid price of our common stock exceeds $6.25 per share, subject to adjustment, for 45 consecutive trading days. We must give you 20 days written notice of such redemption. If we redeem the Class A Warrants you will lose your right to exercise the Class A Warrants except during the 20 day redemption period. Redemption of the Class A Warrants could force you to exercise the Class A Warrants at a time when it may be disadvantageous for you to do so or to sell the Class A Warrants at the then current market price or accept the redemption price, which could be substantially less than the market value of the Class A Warrants at the time of redemption.

         IF WE DO NOT MAINTAIN OUR NASDAQ LISTING, YOU MAY HAVE DIFFICULTY RESELLING YOUR UNITS, COMMON STOCK OR CLASS A WARRANTS. We will need to maintain certain financial and corporate governance qualifications to keep our units, common stock and Class A Warrants listed on Nasdaq. We cannot assure you that we will at all times meet the criteria for continued listing on the Nasdaq SmallCap Market. If we fail to maintain such qualifications, including a minimum bid price for our common stock of $1.00, our securities may be delisted. In the event of delisting, trading, if any, would be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers, Inc. "Electronic Bulletin Board." In addition, our securities would become subject to the SEC's "penny stock rules." The penny stock rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities. If any of these events take place, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.

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

         OUR FOUNDERS COULD LEAVE OUR COMPANY AT ANY TIME, IMPAIRING OUR DEVELOPMENT AND PROFITABILITY. We depend heavily on our founders for the development and implementation of our restaurant-microbrewery concept. As we expand our operations, we will have a continuing need to attract and retain qualified people, including management personnel. The departure of key people could adversely affect our development and profitability.

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

         WE MAY BE UNABLE TO OBTAIN AND MAINTAIN THE LICENSES AND PERMITS REQUIRED FOR THE BREWING OF BEER AND THE SALE OF BEER AND LIQUOR. A significant percentage of our revenues is derived from the sale of beer and liquor. Total on site sales of alcoholic beverages accounted for approximately 21% of our revenue with on site sales of our craftbrewed beer accounting for approximately 11% of our revenue for the year ended December 30, 2001. We must comply with federal licensing requirements imposed by the United States Department of Treasury, Bureau of Alcohol, Tobacco and Firearms, as well as licensing requirements of states and municipalities where we operate restaurants. Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time. Additionally, state liquor and brewing laws may prevent or impede our expansion into certain markets. Although we have not experienced, and do not anticipate, any significant problems in obtaining required licenses, permits or approvals, any delays or failures to obtain required licenses, permits or approvals could delay or prevent our expansion in a particular area.

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

         OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT CONTROL WHICH COULD REDUCE YOUR ABILITY TO RECEIVE A PREMIUM FOR YOUR SHARES THROUGH A CHANGE IN CONTROL. As of December 30, 2001, our principal shareholder, Brewing Ventures LLC, owned approximately 43.7% of our common stock. In addition, certain directors of our company and owners of more than 5% of our common stock purchased an aggregate of 274,172 units sold in our initial public offering. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price.

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

ITEM 7            FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
FOUNDERS FOODS & FIRKINS LTD.
Report of Independent Public Accountants......................................27
Financial Statements
         Balance Sheets.......................................................28
         Statements of Operations.............................................29
         Statements of Shareholders' Equity...................................30
         Statements of Cash Flows.............................................31
         Notes to Financial Statements........................................33

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Founders Food & Firkins Ltd.
St. Louis Park, Minnesota


We have audited the accompanying balance sheets of Founders Food & Firkins Ltd. as of December 31, 2000 and December 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2000 and 2001 financial statements referred to above present fairly, in all material respects, the financial position of Founders Food & Firkins Ltd. as of December 31, 2000 and December 30, 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.


January 30, 2002
Minneapolis, Minnesota

                          FOUNDERS FOOD & FIRKINS LTD.

                                 BALANCE SHEETS

                                                                                   DECEMBER 31,            DECEMBER 30,
                                                                                       2000                    2001
                                                                               ----------------------  ---------------------
ASSETS:
    Current assets:
        Cash                                                                    $        963,541        $        384,394
        Short-term investments                                                           674,945                      -
        Inventory                                                                         86,089                 115,978
        Prepaids and other                                                                56,053                 115,857
                                                                               ----------------------  ---------------------
           Total current assets                                                        1,780,628                 616,229

    Property and equipment, net                                                        6,494,213               9,664,318
    Liquor licenses and other                                                            183,559                 341,143
                                                                               ----------------------  ---------------------

           Total assets                                                         $      8,458,400        $     10,621,690
                                                                               ======================  =====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
        Accounts payable                                                        $        788,138        $        816,618
        Accrued expenses                                                                 386,810                 749,376
        Due to related parties                                                             6,627                 100,000
        Long-term debt, current portion                                                        -                  26,335
        Capital lease obligations, current portion                                       129,753                 238,548
                                                                               ----------------------  ---------------------
           Total current liabilities                                                   1,311,328               1,930,877

    Long-term debt, net of current portion                                                     -               1,473,665
    Capital lease obligations, net of current portion                                  3,463,641               3,961,737
                                                                               ----------------------  ---------------------
           Total liabilities                                                           4,774,969               7,366,279
                                                                               ----------------------  ---------------------

    Shareholders' equity:
        Common stock, $.01 par value, 90,000,000 shares authorized;
           3,807,350 shares issued and outstanding                                        38,074                  38,074
        Additional paid-in capital                                                     4,416,358               4,416,358
        Accumulated deficit                                                             (771,001)             (1,199,021)
                                                                               ----------------------  ---------------------
           Total shareholders' equity                                                  3,683,431               3,255,411
                                                                               ----------------------  ---------------------

           Total liabilities and shareholders' equity                           $      8,458,400        $     10,621,690
                                                                               ======================  =====================

                       See notes to financial statements.

                                           FOUNDERS FOOD & FIRKINS LTD.

                                             STATEMENTS OF OPERATIONS

                                                                                             YEAR ENDED
                                                                            ----------------------------------------------
                                                                                DECEMBER 31,            DECEMBER 30,
                                                                                    2000                    2001
                                                                            ---------------------   ----------------------
  Restaurant revenues                                                        $    4,105,357          $      8,885,036
                                                                            ---------------------   ----------------------

  Restaurant costs:
    Food and beverage                                                             1,214,745                 2,586,800
    Labor                                                                         1,351,905                 2,948,245
    Direct and occupancy                                                            982,098                 1,876,572
    Depreciation                                                                    239,880                   512,321
                                                                            ---------------------   ----------------------
        Total restaurant costs                                                    3,788,628                 7,923,938
                                                                            ---------------------   ----------------------

  Income from restaurant operations                                                 316,729                   961,098

  Pre-opening costs                                                                 215,570                   228,358
  General and administrative                                                        404,796                   783,454
                                                                            ---------------------   ----------------------

  Operating loss                                                                   (303,637)                  (50,714)
                                                                            ---------------------   ----------------------

   Other income and expense:                                                              -
        Interest:
              Income                                                                 83,758                    30,600
              Expense                                                              (196,697)                 (401,892)
        Loss on disposal of asset                                                                              (6,014)
                                                                            ---------------------   ----------------------

     Net other expense                                                             (112,939)                 (377,306)
                                                                            ---------------------   ----------------------

Net loss                                                                     $     (416,576)         $       (428,020)
                                                                            =====================   ======================

Loss per common share, basic and diluted                                     $        (0.14)         $          (0.11)
                                                                            =====================   ======================

Weighted average shares outstanding, basic and diluted                            2,981,421                 3,807,350
                                                                            =====================   ======================

                       See notes to financial statements.

                                           FOUNDERS FOOD & FIRKINS LTD.

                                        STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Common Stock            Additional
                                          Number            Par           paid-in           Accumulated
                                         of shares         value          capital             deficit             Total
                                         ----------   -------------  ----------------    -----------------   --------------
Balance on December 27,
  1999                                     1,969,500  $      19,695  $      1,160,886    $       (354,425)   $     826,156

Proceeds from Initial Public
  Offering, net of offering costs          1,000,000         10,000         3,263,751                            3,273,751

Exercise of warrant                        1,000,000         10,000           740,000                              750,000

Shares tendered to
  exercise warrant                          (187,500)        (1,875)         (748,125)                            (750,000)

Exercise of warrant by
  tendering warrants                          25,350            254              (254)

Sale of warrants to underwriter                                                   100                                  100

Net loss                                                                                         (416,576)        (416,576)
                                      --------------  -------------  ----------------    ----------------    -------------

Balance on December 31,
  2000                                     3,807,350         38,074         4,416,358            (771,001)       3,683,431

Net loss                                                                                         (428,020)        (428,020)
                                      --------------  -------------  ----------------    ----------------    -------------
Balance on December 30,
  2001                                     3,807,350  $      38,074  $      4,416,358    $     (1,199,021)   $   3,255,411
                                      ==============  =============  ================    ================    =============


                                    See notes to financial statements.

                                           FOUNDERS FOOD & FIRKINS LTD.

                                             STATEMENTS OF CASH FLOWS

                                                                                                          YEAR ENDED
                                                                                         -----------------------------------------
                                                                                             DECEMBER 31,        DECEMBER 30,
                                                                                                 2000                2001
                                                                                         -------------------  --------------------
Cash flows from operating activities:
Net loss                                                                                  $      (416,576)    $      (428,020)
     Adjustments to reconcile net loss to net cash  provided by operating activities:
     Depreciation                                                                                 239,880             512,321
     Loss on disposal of asset                                                                          -               6,014
     Decrease (increase) in:
        Inventory                                                                                 (50,057)            (29,889)
        Prepaids and other                                                                        (27,479)            (59,804)
     Increase (decrease) in:
        Accounts payable                                                                          177,057             164,379
        Accrued expenses                                                                          211,553             340,682
                                                                                         -------------------  --------------------
     Net cash provided by operating activities                                                    134,378             505,683
                                                                                         -------------------  --------------------

Cash flows from investing activities:
     Purchase of:
        Property and equipment                                                                 (1,532,028)         (3,802,455)
        Liquor license & intangibles                                                             (152,665)           (157,584)
     (Purchase) redemption of short-term investments                                             (674,945)            674,945
                                                                                         -------------------  --------------------
     Net cash used in investing activities                                                     (2,359,638)         (3,285,094)
                                                                                         -------------------  --------------------

Cash flows from financing activities:
     Due to related parties                                                                       (75,374)             (6,627)
     Payments on capital lease obligations                                                       (125,814)           (186,234)
     Proceeds from:
       Related parties                                                                                  -             100,000
       Issuance of common stock                                                                 3,282,216                   -
       Sale of warrants to underwriter                                                                100                   -
       Debt financing                                                                                   -           1,500,000
       Capital lease                                                                                    -             793,125
                                                                                         -------------------  --------------------
     Net cash provided by financing activities                                                  3,081,128           2,200,264
                                                                                         -------------------  --------------------

Net increase (decrease) in cash                                                                   855,868            (579,147)
Cash, beginning                                                                                   107,673             963,541
                                                                                         -------------------  --------------------
Cash, ending                                                                              $       963,541     $       384,394
                                                                                         ===================  ====================

                             See notes to financial statements.

                                           FOUNDERS FOOD & FIRKINS LTD.

                                             STATEMENTS OF CASH FLOWS


                                                                                                       YEAR ENDED
                                                                                      -------------------------------------------
                                                                                           DECEMBER 31,          DECEMBER 30,
                                                                                               2000                  2001
                                                                                      ---------------------- --------------------
Supplemental disclosure of cash flow information:
     Cash paid for:
        Income taxes (refund)                                                          $        (5,371)
                                                                                      ======================

        Interest                                                                       $       204,668        $        400,586
                                                                                      ====================== ====================

Supplemental schedule of non-cash investing and financing activities:
     Building acquired under capital lease obligation                                  $     1,477,500
                                                                                      ======================

     Equipment purchased and included in accounts payable                              $       490,497        $        114,015
                                                                                      ====================== ====================

     Common stock tendered in lieu of payment to exercise warrant                      $       750,000
                                                                                      ======================

     Warrants tendered in lieu of payment to exercise warrant                          $           254
                                                                                      ======================

                       See notes to financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


1.   NATURE OF BUSINESS:

Founders Food & Firkins Ltd. (the Company) was formed to develop and operate casual dining restaurants featuring on-premise breweries. The Company is developing these restaurant-microbreweries, known as the Granite City Food & Brewery(TM), in selected markets throughout the United States. The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise. The first facility, located in St. Cloud, Minnesota, opened in July 1999. The second facility, located in Sioux Falls, South Dakota, opened in December 2000 and a third facility located in Fargo, North Dakota, opened November 2001.

Subject to obtaining adequate financing, the Company's current expansion strategy focuses on development of restaurants in markets where management believes the Company's concept will have broad appeal and attractive restaurant-level economics. The Company also intends to explore off-premise sales of its hand-crafted beers through the supervised use of contract brewers.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash:
     The Company maintains its cash at financial institutions in Minnesota and South Dakota. At times, the bank balance exceeds limits insured by Federal agencies.

Short-term investments:
     The held-to-maturity short-term investments consisted of certificates of deposit with a financial institution in Minneapolis, Minnesota. They bore interest rates averaging 6.6% and had maturities through March 2001.

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

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The estimated useful lives are as follows:
         Computer software                                            3 years
         Furniture and restaurant equipment                           8 years
         Brewery equipment                                           20 years
         Building and leasehold improvements                         20 years

Intangible assets:
     Intangible assets consist of deferred financing fees and trademarks. Deferred financing fees are amortized straight-line over the term of the financing agreements while the costs related to trademarks are amortized over the expected lives of such trademarks. Amortization for trademarks is straight-line over the expected life. Amortization expense of $818 and $6,487 are included as general and administrative expenses for the years ending December 31, 2000 and December 30, 2001, respectively.

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

Fair value of financial instruments:
         At December 31, 2000 and December 30, 2001, the fair value of cash, short-term investments, inventory and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations is estimated at its carrying value based upon current rates available to the Company.


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

     Stock options and warrants of 446,020 at December 31, 2000 and 1,824,150 at December 30, 2001 were not used in the calculation of diluted earnings
     (loss) per share because they were anti-dilutive.

Advertising costs:
     Advertising costs are expensed as incurred. Total amounts incurred during the years ended December 31, 2000 and December 30, 2001 were $61,000 and $66,810, respectively.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Reclassifications:
         Certain reclassifications have been made to the 2000 financial statements in order for them to conform to the presentation of the 2001 financial statements. These reclassifications have no effect on the accumulated equity (deficit) or the net income (loss) previously reported.

3.   RELATED PARTIES:

New Brighton Ventures, Inc. is an entity controlled by certain owners of Brewing Ventures LLC, a principal shareholder of the Company. On November 14, 2001, the Company signed an unsecured promissory note for $100,000 from New Brighton Ventures, Inc. The proceeds of this note were used to pay capital expenditures related to the development of the Fargo location which were not covered in the financings referenced in Notes 1 and 5 to the financial statements. The principal of this loan is due and payable 30 days following demand for payment. Until such time demand is made, the Company is required to pay monthly installments of accrued interest only. As of December 30, 2001, the full principal balance of $100,000 and $443 of accrued interest remained due to New Brighton Ventures, Inc.

The Company had a Management Agreement with Brewing Ventures LLC to provide consulting services for the development and execution of the Company's restaurant-microbrewery concept. The Management Agreement was terminated in July 1999 and no further expenses were incurred. Due to related parties includes $6,627 at December 31, 2000 for the management fees.

4.   PROPERTY AND EQUIPMENT:

                                                       December 31,          December 30,
                                                           2000                  2001
                                                    ------------------    ------------------
         Building                                   $        3,035,959    $        3,035,959
         Leasehold improvements                              1,855,594             4,176,419
         Equipment and furniture                             1,955,895             3,326,295
                                                    ------------------    ------------------
                                                             6,847,448            10,538,673
         Less accumulated depreciation                         353,235               874,355
                                                    ------------------    ------------------

                                                    $        6,494,213    $        9,664,318
                                                    ==================    ==================

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


5.   LONG-TERM DEBT:

In July 2001, the Company obtained a $1,500,000 loan from an independent financial institution, the proceeds of which were used to pay a portion of the construction and equipment costs for the Fargo location. The loan bears interest at the rate of 8.75% per annum and monthly interest and principal payments are based upon a 20 year amortization schedule with the final payment of accrued interest and principal due February 2007. As of December 30, 2001, the balance of this promissory note was $1,500,000. The loan is secured by a leasehold mortgage, a security agreement granting to the bank a first security interest in the lease and all of the Company's inventory, accounts, general intangibles, equipment, furniture, fixtures, and other personal property of the Company pertaining to the project, an assignment of leases and rents and guaranties by three of the Company's directors. The loan agreement with the bank includes customary covenants, including a limitation on the Company's ability to incur additional indebtedness, other than ordinary trade debt, make investments in other persons or make distributions or dividends.

Future maturities of this long-term debt are as follows:

            Year ending:

                    2002                     $      26,335
                    2003                            31,016
                    2004                            33,509
                    2005                            36,980
                    2006                            40,397
                Thereafter                       1,331,763
                                             -------------
                                             $   1,500,000
                                             =============

During the year ended December 30, 2001, the Company incurred $28,647 in interest expense related to this promissory note.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


6.   LEASES

The Company leases land and buildings under agreements expiring in 2019 and 2020 with renewable options for additional periods plus percentage rent based upon restaurant sales. The land portions of the lease agreements are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease. The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis. The building portions of the leases are classified as capital leases because their present value is greater than 90% of the estimated fair value. In addition, the Company entered sale-leaseback agreements of the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008. Two executive officers that are also members of the Board of Directors of the Company, have personally guaranteed these leases. Included in property and equipment are the following assets held under capital leases:

                                                             December 31,          December 30,
                                                                 2000                  2001
                                                          ------------------    ---------------
         Building                                         $        3,035,959    $     3,035,959
         Leasehold improvements & Equipment                          750,000          1,546,657
                                                          ------------------    ---------------
                                                                   3,785,959          4,582,616
         Less accumulated depreciation                               171,404            371,618
                                                          ------------------    ---------------

                                                          $        3,614,555    $     4,210,998
                                                          ==================    ===============

In January 2001, the Company entered into a 20 year operating lease for land in Fargo, North Dakota on which the Company built its third restaurant-microbrewery. Under the lease terms, the Company is obligated to annual rent of $72,000 plus percentage rent based upon restaurant sales. Obligations under the lease began on November 20, 2001, the date the restaurant opened for business and will continue for 20 years thereafter. In addition to the land leases, the Company has also entered into operating leases expiring through 2005 for various equipment items.

Rental expense for the years ended December 31, 2000 and December 30, 2001 was $150,994 and $257,252, respectively. Included in rent expense at December 31, 2000 and December 30, 2001, is $66,333 and $42,725, of contingency rental expense based upon restaurant sales, respectively. Contingent rent is accrued based on estimates of probable levels of revenue during the contingency period.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


6.   LEASES (CONTINUED):

Minimum future lease payments under all leases as of December 30, 2001 are:

                                                                        Capital              Operating
           Year ended                                                   leases                leases
          ------------                                            ------------------    ------------------
              2002                                                $          598,879    $          254,683
              2003                                                           625,529               270,124
              2004                                                           627,015               269,966
              2005                                                           621,919               265,423
              2006                                                           552,922               270,331
          Thereafter                                                       4,920,080             3,894,953
                                                                  ------------------     -----------------

         Total minimum lease payments                                      7,946,344     $       5,225,480
                                                                                         =================

         Less amount representing interest                                 3,746,059
                                                                  ------------------
         Present value of net minimum lease payments                       4,200,285
         Less current portion                                                238,548
                                                                  ------------------

         Long-term portion of obligations                         $        3,961,737
                                                                  ==================

The interest rates on the two land and building leases are 7.75% and 11% and are adjusted every five years based on a premium above the five year average Treasury rate. The building improvements and equipment leases include interest at 9.7% with that interest rate being adjusted after five years to prime plus 2% on $750,000, interest at 9.0% with that rate being adjusted after three and one-half years to prime plus 2% on $750,000, and interest at 9.5% on $46,657. Interest expense on these leases was $197,000 and $367,721 for the years ending December 31, 2000 and December 30, 2001, respectively. Total future minimum lease payments do not include contingent rentals that are based on restaurant sales.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001

7.   INCOME TAXES:

The income tax provision consists of the following:

                                                                         Year ended
                                                          ----------------------------------------
                                                             December 31,          December 30,
                                                                 2000                  2001
                                                          ------------------    ------------------
         Deferred income taxes:
         Federal                                          $           56,552    $           52,117
         State                                                        41,132                37,834
                                                          ------------------    ------------------

         Deferred income tax benefits                                 97,684                89,951

         Valuation allowance                                         (97,684)              (89,951)
                                                          ------------------    ------------------

         Total income tax provision (expense)             $                0    $                0
                                                          ==================    ==================

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

At December 31, 2000 and December 30, 2001, for income tax return purposes, the Company has net operating loss carryforwards of approximately $460,000 and $1,180,000 respectively, available to offset future taxable income. If not used, these carryforwards will begin to expire in 2020. Deferred taxes are calculated using enacted tax rates of 15% for federal and 9.8% for state.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


7.   INCOME TAXES (CONTINUED):

The components of deferred tax assets and liabilities are as follows:

                                                                              December 31,          December 30,
                                                                                  2000                  2001
                                                                           ------------------    ------------------
         Pre-opening costs                                                 $           53,914    $           78,274
         Depreciation                                                                 (59,303)              (77,575)
         Net operating loss carryforwards                                             191,238               275,101
                                                                           ------------------    ------------------

         Net deferred tax assets                                                      185,849               275,800

         Valuation allowance                                                         (185,849)             (275,800)
                                                                           ------------------    ------------------

         Net deferred tax assets net of valuation allowance                $                0    $                0
                                                                           ==================    ==================

The Company has determined, based upon the history of the Company, that there is the probability that future taxable income may be insufficient to fully realize the deferred tax assets. The Company has determined that a full deferred tax valuation allowance is needed at this time.

8.   COMMITMENTS AND CONTINGENCIES:

Employment agreements:

     On December 14, 1999, the Company entered into employment agreements with two officers, both of whom are directors of the Company. The agreements stated that no monetary compensation would be received by the officers during fiscal year 2000, and that salaries would be established in 2001. In lieu of salaries, the Company believes the options issued to the two officers represent reasonable compensation for their services throughout the term of the employment agreements based upon a compensation survey for similar sized organizations. The agreements include change in control provisions that would entitle each of the officers to receive severance pay equal to 18 months of salary if there is a change in control in the Company and employment terminates. The maximum contingent liability under these agreements is not determinable as no monetary compensation has been established. The employment agreements also provide for severance benefits and other employment benefits. The initial term of the employment agreements is from December 14, 1999 through January 1, 2002. When the initial term expires, the agreements are automatically extended for six-month periods unless the officer or the Company provides notice of intention not to renew at least thirty days prior to the expiration of the current or any extension term. As of January 1, 2002, no such notice of intention not to renew was provided and the agreement was extended for six months.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


9.   COMMON STOCK WARRANTS:

In connection with its initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share. The warrants expire on June 6, 2005.

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

On December 1, 1999, the Company entered into an agreement with Brewing Ventures LLC pursuant to which Brewing Ventures LLC would exercise in full its warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.75 per share, by tendering to the Company as the exercise price, in lieu of a cash payment, 187,500 shares of common stock owned by Brewing Ventures LLC. Brewing Ventures LLC exercised its warrant in June 2000 and the tendered shares were canceled and became a part of the Company's authorized, unissued shares.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


9.   COMMON STOCK WARRANTS (CONTINUED):

A summary of the status of the Company's stock warrants are presented in the table below:

                                                                    Number               Weighted
                                                                   of common           average price           Warrants
                                                                 stock shares            per share            exercisable
                                                                 ------------          -------------          -----------
Outstanding December 26, 1999                                       1,156,950          $         .80            1,156,950
                                                                                                              ===========

Issued                                                              1,100,000                   5.00

Exercised                                                           1,033,800                    .76
                                                                 ------------          -------------

Outstanding December 31, 2000                                       1,223,150          $        4.60              123,150
                                                                                                              ===========

Issued                                                                      -                      -


Exercised                                                                   -                      -
                                                                 ------------          -------------

Outstanding December 30, 2001                                       1,223,150          $        4.60            1,223,150
                                                                 ============          =============          ===========

10.   STOCK OPTION PLANS:

In July 1997, the Company adopted the Founders Food & Firkins Ltd. 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase up to a maximum of 400,000 shares of the Company's common stock. Options will be granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than 10% of the Company's outstanding voting stock, at 110% of fair market value. Options are exercisable for no more than ten years from the date of the option, or five years in the case of incentive options granted to employees owning more than 10% percent of outstanding stock.

In addition, the Company has reserved 360,000 shares of common stock for issuance under the 1997 Director Stock Option Plan. Under this plan, as modified, the Company will automatically grant an option to each outside director on the date such person becomes a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares. Each option will be exercisable for five years from the date of the option. Options will be granted at fair market value.

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


10.   STOCK OPTION PLANS (CONTINUED):

A summary of the status of the Company's stock options as of December 31, 2000 and December 30, 2001 and changes during the years ending on those dates is presented below:

                                                       December 31, 2000                        December 30, 2001
                                             -------------------------------------- ----------------------------------------
                                                                   Weighted                                 Weighted
                                                                    Average                                  Average
                Fixed Options                     Shares        Exercise Price            Shares         Exercise Price
----------------------------------------------------------------------------------- ----------------------------------------
Outstanding at beginning of period                   90,000       $     3.84                357,000        $     3.84
Granted                                             267,000             4.00                248,000              1.68
Exercised                                                 -                -                      -                 -
Forfeited                                                                  -                  4,000              4.00
                                             --------------                         ---------------
Outstanding at end of period                        357,000       $     3.84                601,000        $     2.95
                                             ==============                         ===============

Options exercisable at period end                   120,000       $     3.51                406,000        $     2.91

The following table summarizes information about stock options outstanding at December 30, 2001:

                                          Options Outstanding                      Options Exercisable
                    ------------------------------------------------------- ----------------------------------
                       Number of           Weighted                            Number of
                        Options            Average            Weighted          Options          Weighted
      Range of        Outstanding         Remaining           Average         Exercisable        Average
   Exercise Prices      12/30/01       Contractual Life    Exercise Price       12/30/01      Exercise Price
--------------------------------------------------------------------------- ----------------------------------
    $1.00 - $2.00         238,000         8.3 years          $     1.50           179,000       $      1.58
    $2.01 - $3.00          20,000         9.3 years          $     2.30             5,000       $      2.30
    $3.01 - $4.00         343,000         6.9 years          $     3.99           222,000       $      3.99
                      -----------                                             -----------
        Total             601,000         7.6 years          $     2.95           406,000       $      2.91
                      ===========                                             ===========

                          FOUNDERS FOOD & FIRKINS LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     December 31, 2000 and December 30, 2001


10.   STOCK OPTION PLANS (CONTINUED):

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

                                                                        Year ended
                                                          ---------------------------------------
                                                             December 31,        December 30,
                                                                 2000                2001
                                                          -------------------  ------------------
Net loss:
    As reported                                            $     (416,576)      $    (428,020)
    Pro forma                                              $     (614,462)      $    (900,934)

Net loss per common share, basic and diluted:
    As reported                                            $        (0.14)      $       (0.11)
    Pro forma                                              $        (0.21)      $       (0.24)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

                                                           2000                  2001
                                                       ------------         -------------
Dividend yield                                         None                 None
Expected volatility                                    54.6%                50.3%
Expected life of option                                5-10 years           5-10 years
Risk-free interest rate                                5.9%                 5.2%

11.   PREFERRED STOCK:

The Company is authorized to issue 10,000,000 shares of preferred stock at $0.01 par value.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides information with respect to our directors and executive officers as of February 1, 2002. Each director serves for a one-year term expiring in 2002 and until his successor has been elected and duly qualified. Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office. There are no family relationships between any director or executive officer.


NAME                            AGE    PRINCIPAL OCCUPATION         POSITION WITH FOUNDERS        DIRECTOR SINCE
---------------------------    ------  --------------------         ----------------------        --------------
William E. Burdick.........      61    Chairman of the Board,       Chairman of the Board,              1997
                                       Brewmaster and               Brewmaster and Director
                                       Director of Founders

Steven J. Wagenheim........      48    President, Chief             President, Chief Executive          1997
                                       Executive Officer and        Officer and Director
                                       Director of Founders

Mitchel I. Wachman.........      37    General Manager,             Chief Financial Officer,            1999
                                       Secretary of New             Secretary and Director
                                       Brighton Ventures, Inc.

Arthur E. Pew III..........      68    Private Investor             Director                            1997

James G. Gilbertson........      40    Chief Financial Officer      Director                            1999
                                       of Navarre Corporation

Bruce H. Senske............      47    Managing Director of         Director                            1999
                                       Volition Advisory
                                       Group, LLC

         WILLIAM E. BURDICK, Chairman of the Board, Brewmaster and director, is one of our founders. Mr. Burdick has over 30 years experience in the restaurant, hospitality and brewing industry in both corporate and private ownership positions. Mr. Burdick has been the President and shareholder of Sherlock's Home Restaurant Pub and Brewery since 1989. Mr. Burdick is a brewing chemist with a Bachelor's degree in micro biology from Brown University, and a graduate of Harrist-Watt University, Edinburgh, Scotland, with a Master's degree in brewing science. Mr. Burdick's early career began in Great Britain following his formal education as a brewing chemist for the William Younger Brewing Company. After several years of brewing, Mr. Burdick began the design and development phase of his career with the development of pubs for Allied Breweries as they expanded a series of 140 pubs during a four year period in the north of England. Mr. Burdick is a member of the Society of British Brewers, The Royal Society of Brewing Chemist in London as well as a member of the Association of Master Brewers in the USA. Mr. Burdick writes for several brewing publications and lectures widely on brewing, brewing history and brewing science. Mr. Burdick joined International Multifoods Corporation in Minneapolis in 1976 as head of restaurant design and development. Mr. Burdick was responsible for the site selection, design, construction and opening of over 400 restaurants from 1976 to 1988 and included such chains as: Boston Sea Party, T. Butcherblock and Mr. Donut.

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

         ARTHUR E. PEW III became one of our directors in August 1997. Mr. Pew retired from his employment by Burlington Northern Railroad Co. in 1990. Between 1989 and 1994, Mr. Pew owned and operated Champps restaurants in Richfield and New Brighton, Minnesota. Mr. Pew is a director of the Pew Charitable Trust Foundation and the Glenmede Trust Company, Philadelphia, PA.

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

         BRUCE H. SENSKE became one of our directors in November 1999. Mr. Senske is a Founder and Managing Director of Volition Advisory Group, LLC, a management advisory firm specializing in assisting companies in transition that was established in June 2001. From June 1998 until May 2001, Mr. Senske was first a Vice President and then a Managing Partner at Manchester Companies, a private investment and management-consulting firm formed in 1993. From September 1999 to September 2000, he served as Interim Chief Executive Officer of Telident, Inc., an entity which designed, manufactured and marketed proprietary hardware and software systems to provide the exact location of a 911 telephone call. Mr. Senske served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of U-Ship, Inc. from January 1993 to June 1998, with the exception of June and July 1997. From
1988 to 1992, Mr. Senske was Vice President of Strategic Marketing and
Product Planning at Vocam Systems, Inc., a manufacturer of transportation management software systems, which became a division of the Pitney Bowes
Company in 1990.

OTHER BUSINESS INTERESTS

         Messrs. Burdick, Wagenheim and Wachman have other business interests described above which may result in conflicts of interest. However, Messrs. Burdick, Wagenheim and Wachman have not been required to spend, and do not expect to spend, full time with our company based upon the current scale of operations, which does not warrant a full-time executive team. This will change, however, as we expand our scale of operations to multiple restaurant locations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that one report on Form 5 setting forth the November 26, 2000 automatic grant of a stock option for the purchase of 15,000 shares, pursuant to our 1997 Director Stock Option Plan, to James G. Gilbertson, one of our non-employee directors, was not filed on a timely basis.

ITEM 10  EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer (the "Named Executive Officer") during the three most recent fiscal years. We agreed with the Named Executive Officer that no salary would be paid to him through 2001. Compensation payable to him thereafter will be determined by our board. None of our other executive officers was paid a salary during the three most recent fiscal years.

                                            SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                                      ANNUAL             ----------------------------
                                                                   COMPENSATION                    AWARDS
                                                               ----------------------    ----------------------------
                                                                                                 SECURITIES
       NAME AND PRINCIPAL POSITION                YEAR                SALARY                 UNDERLYING OPTIONS
------------------------------------------     ------------    ----------------------    ----------------------------
Steven J. Wagenheim ......................       2001                $    0                        25,000
  President, Chief Executive Officer             2000                $    0                             0
  and Director                                   1999                $    0                        20,000

         The following table sets forth each grant of stock options during the last fiscal year to the Named Executive Officer. No stock appreciation rights were granted during the last fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                     NUMBER OF
                                     SECURITIES        PERCENT OF TOTAL
                                     UNDERLYING        OPTIONS GRANTED        EXERCISE OR
                                      OPTIONS          TO EMPLOYEES IN         BASE PRICE          EXPIRATION
                  NAME               GRANTED(1)          FISCAL YEAR          ($/SHARE)(2)             DATE
-------------------------------------------------------------------------------------------------------------------
Steven J. Wagenheim .............      25,000              10.1%                 $1.65              12/27/11

----------------------
(1) These options became exercisable immediately upon grant.
(2) Fair market value per share on the date of grant.

         The following table sets forth information concerning the unexercised options held by Named Executive Officer as of the end of the last fiscal year. No options were exercised by Named Executive Officer during the last fiscal year. No stock appreciation rights were exercised by Named Executive Officer during the last fiscal year or were outstanding at the end of that year.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                                                     NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                                                       OPTIONS AT FY-END                       AT FY-END(1)
                                              ------------------------------------  -----------------------------------
                   NAME                         EXERCISABLE      UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
--------------------------------------------  -----------------  -----------------  ---------------  ------------------
Steven J. Wagenheim .......................        45,000                0            $   14,750            N/A

-----------------------
(1) Market value of underlying securities at fiscal year end minus the exercise price.

COMPENSATION OF DIRECTORS

         Our directors are reimbursed for certain reasonable expenses incurred in attending board meetings. Directors who are also our employees receive no remuneration for services as members of the board or any board committee. Under our 1997 Director Stock Option Plan, directors who are not employed by us are entitled to receive annual grants of stock options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         We entered into an employment agreement with Steven J. Wagenheim on December 14, 1999. Under the terms of the agreement, Mr. Wagenheim agreed to serve in his current office and capacity for a period of two years. The agreement contains non-competition provisions whereby Mr. Wagenheim will not acquire any direct or indirect interest in any casual dining or microbrewery business within our markets. The agreement includes a change in control provision that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control in our company and his employment terminates. We have also agreed to reimburse Mr. Wagenheim for his reasonable and necessary business expenses. The agreement permits him to participate in any fringe benefit programs for which he is eligible. As noted above, we agreed with Mr. Wagenheim that no salary would be paid to him through 2001. Compensation payable to him thereafter will be determined by our board. If the compensation level we establish for Mr. Wagenheim is not acceptable to him, we have agreed that his compensation level will be established by mediation or binding arbitration.
As further consideration for the agreement, we granted a non-statutory stock option to Mr. Wagenheim in December 1999 for the purchase of 20,000 shares of common stock at $4.00 per share. We granted an additional non-qualified stock option for the purchase of 25,000 shares of common stock at $1.65 per share to Mr. Wagenheim in December 2001. Upon expiration of the initial term, the agreement automatically extended for a six month period. Unless either Mr. Wagenheim or our company provides the other with written notice of intention not to renew at least 30 days prior to the expiration of any extension term, the agreement will automatically extend for an additional six-month period at the expiration of each extension term.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our common stock as of February 1, 2002, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) the Named Executive Officer, and (d) all executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as otherwise noted below, we know of no agreements among our shareholders which relate to voting or investment power with respect to our common stock.

                                                                                       SHARES              PERCENT
                                                                                     BENEFICIALLY             OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                                OWNED(1)            CLASS(2)
---------------------------------------                                            ------------------    -------------
Brewing Ventures LLC (3)..........................................                 1,662,500              43.7%

New Brighton Ventures, Inc. (4)(5)................................                   242,420               6.2
     2397 Palmer Drive
     New Brighton, Minnesota 55112

Arthur E. Pew III (3)(6)..........................................                   229,940               5.8

William E. Burdick (3)(7).........................................                    79,000               2.0

Steven J. Wagenheim (3)(5)(8).....................................                    45,000               1.2

Bruce H. Senske (9)...............................................                    42,500               1.1

James G. Gilbertson (8)...........................................                    30,000                 *

Mitchel I. Wachman (3)(5)(8)......................................                    18,000                 *

Bruce J. Barnett (10).............................................                   274,242               7.2
     5805 Jonquil Lane
     Plymouth, Minnesota 55442

Otto G. Bonestroo (10)............................................                   224,242               5.9
     175 Lakeland Shores
     Lakeland Shores, Minnesota 55043

All directors and executive officers
     as a group (6 persons) (11)..................................                 2,349,360              55.4%

-------------------
*        Represents less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of February 1, 2002. Unless otherwise indicated, the address of each shareholder is c/o Founders Food & Firkins Ltd., 5831 Cedar Lake Road, St. Louis Park, Minnesota 55416.

(2) Percentage of beneficial ownership is based on 3,807,350 shares outstanding as of February 1, 2002. Shares issuable pursuant to warrants and options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person.

(3) As set forth in Schedule 13D/A filed with the SEC by Brewing Ventures LLC on August 7, 2001. Messrs. Burdick, Wagenheim, Wachman and Pew are members of Brewing Ventures and collectively own 87% of its membership interests. As such, they may be deemed to be the indirect beneficial owners of such securities. The number of shares reported herein as beneficially owned by such individuals excludes shares held by Brewing Ventures LLC. Substantially all of the shares beneficially owned by Brewing Ventures LLC and Messrs. Burdick, Wagenheim, Wachman and Pew are subject to an escrow agreement with the Commissioner of Commerce for the State of Minnesota. The term of escrow runs through June 6, 2003, unless at an earlier date we demonstrate annual net earnings for any two consecutive years after June 6, 2000 of at least 5%.

(4) Includes 122,730 shares purchasable pursuant to the exercise of Class A Warrants.

(5) Messrs. Wagenheim and Wachman are the owners of New Brighton Ventures, Inc. and collectively own 100% of its stock. As such, they may be deemed to be the indirect beneficial owners of shares beneficially held by New Brighton Ventures, Inc. The number of shares reported herein as beneficially owned by such individuals excludes shares and Class A Warrants held by New Brighton Ventures, Inc.

(6) As set forth in Schedule 13D/A filed with the SEC by Arthur E. Pew III on August 7, 2001. Includes 96,970 shares purchasable pursuant to the exercise of Class A Warrants, 35,000 shares purchasable pursuant to the exercise of options, 100 shares and 100 shares purchasable pursuant to the exercise of Class A Warrants owned by Mr. Pew's spouse and 400 shares and 400 shares purchasable pursuant to the exercise of Class A Warrants owned by trusts for the benefit of Mr. Pew's grandchildren, over which Mr. Pew is sole trustee.

(7) As set forth in Schedule 13D/A filed with the SEC by William E. Burdick on August 7, 2001. Represents 25,000 shares and 25,000 shares purchasable pursuant to the exercise of Class A Warrants owned by Sherlock's Home, an entity 100% owned by Mr. Burdick, and 29,000 shares purchasable pursuant to the exercise of options.

(8)      Represents shares purchasable pursuant to the exercise of options.

(9) Includes 6,250 shares purchasable pursuant to the exercise of Class A Warrants and 30,000 shares purchasable pursuant to the exercise of options.

(10) Includes 12,121 shares purchasable pursuant to the exercise of Class A Warrants.

(11) Includes shares held by Brewing Ventures LLC, shares and Class A Warrants held by New Brighton Ventures, Inc., shares and Class A Warrants held by Mr. Pew's spouse and shares and Class A Warrants held by trusts for the benefit of Mr. Pew's grandchildren. Includes 249,930 shares purchasable pursuant to the exercise of Class A Warrants and 187,000 shares purchasable pursuant to the exercise of options.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 29, 1997, we issued to Brewing Ventures LLC 850,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock in exchange for Brewing Ventures' contribution of its restaurant concept and all proprietary data, know-how, business plans, and research and development in connection therewith. On August 13, 1997, Brewing Ventures made a capital contribution to us in the amount of $200,000. Concurrent with our initial public offering, Brewing Ventures tendered 187,500 of its shares to us in payment of the exercise price of its warrant to purchase 1,000,000 shares. As a result, Brewing Ventures currently owns 1,662,500 shares, or 43.7%, of our common stock. Our directors, officers or key employees who are members of Brewing Ventures are William E. Burdick, Steven J. Wagenheim, Mitchel I. Wachman and Arthur E. Pew III. The members of Brewing Ventures are the promoters of our company.

         In August 1997, we entered into a management agreement with Brewing Ventures. Pursuant to the management agreement, Brewing Ventures consulted with us regarding the development and execution of our restaurant concept. The fee under the management contract was paid at the rate of $25,000 per year. Substantially all of this amount was paid following our initial public offering from our income from operations. We agreed with Brewing Ventures to terminate the management agreement effective June 30, 1999. As of December 30, 2001, we had fulfilled our obligation to Brewing Ventures pursuant to the foregoing agreement.

         Pursuant to a separate consulting agreement between Brewing Ventures and Arthur E. Pew III, one of our directors, Brewing Ventures made payments totaling $7,000, $34,000 and $6,000 to Mr. Pew during 1999, 2000 and 2001, respectively.

         Messrs. Wagenheim and Burdick have personally guaranteed the lease on our restaurant in St. Cloud, Minnesota, and the lease on our restaurant in Sioux Falls, South Dakota. In July 2001, Messrs. Wagenheim, Burdick and Pew personally guaranteed the $1.5 million loan we obtained to finance our restaurant in Fargo, North Dakota. In connection with the guaranties of the loan, we entered into an agreement concerning guaranty with Messrs. Wagenheim, Burdick and Pew which provides, among other things, that our company, Mr. Wagenheim and Mr. Burdick, jointly and severally, agree to indemnify and hold Mr. Pew harmless from any liabilities which he may claim by reason of his guaranty of our indebtedness, and that we will indemnify Mr. Wagenheim and Mr. Burdick from any liabilities they may incur by reason of their guaranties of our indebtedness. We have further agreed that we will not, without Mr. Pew's consent, modify the terms and conditions of the loan, default in payment of obligations under the loan agreement or incur additional indebtedness other than indebtedness under the loan, ordinary trade debt or other indebtedness incurred in the ordinary course of business, not to exceed $100,000 at any time. The agreement also contains other customary covenants and covenants that we will use our best efforts to refinance the $1.5 million of indebtedness by January 1, 2006 and that we will use our best efforts to obtain a release of Mr. Pew from the guaranty by that date. If we have not released Mr. Pew from the obligation by January 1, 2006, we are obligated to pay him a monthly guaranty fee beginning in February 2006 in the amount of $1,000, until he is released from the obligation. At its meeting in December 2001, our board of directors agreed to compensate Messrs. Wagenheim, Burdick and Pew for their existing and future guaranties of our indebtedness. Although the amount has not yet been determined, our board agreed that such compensation would be paid upon the initial payment of rent on our next restaurant lease. Messrs. Wagenheim, Burdick and Pew are under no obligation to personally guarantee any of our future obligations.

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

         Before November 26, 1999, we did not have any independent, disinterested directors. Following their appointment, our independent, disinterested directors approved (a) our acceptance of shares from Brewing Ventures in payment of the exercise price of its warrant, (b) the termination of our management agreement with Brewing Ventures, (c) our employment agreement with Steven J. Wagenheim, and (d) our issuance of a promissory note to New Brighton Ventures. For more information regarding our employment agreement with Mr. Wagenheim, please review "Executive Compensation - Employment Contracts and Termination of Employment, and Change-in-Control Arrangements."

         On November 14, 2001, we issued a promissory note for $100,000 to New Brighton Ventures, the entity through which Messrs. Wagenheim and Wachman own a Champps restaurant in New Brighton, Minnesota. We used the proceeds of this note to pay capital expenditures related to the development of the Fargo location. The principal of this loan is due and payable 30 days following demand for payment. Until such demand is made, we are required to pay monthly installments of accrued interest only. As of December 30, 2001, the full principal balance of $100,000 and $443 of accrued interest remained due to New Brighton Ventures.

         Executive officers and directors of our company, and owners of more than 5% of our common stock, purchased an aggregate of 274,172 units sold in our initial public offering in June 2000. Of such total, the following purchases were made:

         o Sherlock's Home, an entity 100% owned by William E. Burdick, our Chairman of the Board, Brewmaster and director, purchased 25,000 units in our initial public offering using working capital.

         o        New Brighton Ventures, an entity 70% owned by Steven J.
                  Wagenheim, our President, Chief Executive Officer and director, and 30% owned by Mitchel I. Wachman, our Chief Financial Officer, Secretary and director, purchased 121,210 units in our initial public offering using approximately $200,000 of working capital and $300,000 loaned to New Brighton Ventures by Arthur E. Pew III, one of our directors.

         o Arthur E. Pew, one of our directors, purchased 96,970 units in our initial public offering using personal funds. In addition, Mr. Pew's spouse purchased 100 units in our initial public offering and trusts for the benefit of Mr. Pew's grandchildren purchased 400 units in our initial public offering.

         o Bruce H. Senske, one of our directors, purchased 6,250 units in our initial public offering using personal funds.

         o Bruce J. Barnett, an owner of more than 5% of our common stock, purchased 12,121 units in our initial public offering using personal funds.

         o Otto G. Bonestroo, an owner of more than 5% of our common stock, purchased 12,121 units in our initial public offering using personal funds.

         All future transactions between us and our officers, directors and principal shareholders and their affiliates will be approved by a majority of the board, including a majority of the independent and disinterested non-employee directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13   EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See "Index to Exhibits."

         (b)      Reports on Form 8-K

                  We filed no Current Reports on Form 8-K during the quarter ended December 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis Park, State of Minnesota on February 20, 2002.

                                      FOUNDERS FOOD & FIRKINS LTD..

                                      By   /s/ Steven J. Wagenheim
                                           -------------------------------------
                                           Steven J. Wagenheim
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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


         Signature                                        Title                                       Date
         ---------                                        -----                                       ----
 /s/ Steven J. Wagenheim                         President, Chief Executive Officer               February 20, 2002
-----------------------------------              and Director (Principal Executive
Steven J. Wagenheim                              Officer)

 /s/ Mitchel I. Wachman                          Chief Financial Officer, Secretary               February 20, 2002
-----------------------------------              and Director (Principal Accounting
Mitchel I. Wachman                               Officer and Principal Financial
                                                 Officer)

 /s/ William E. Burdick                          Chairman of the Board, Brewmaster                February 20, 2002
-----------------------------------              and Director
William E. Burdick

 /s/ Arthur E. Pew III                           Director                                         February 20, 2002
----------------------------------
Arthur E. Pew III

 /s/ James G. Gilbertson                         Director                                         February 20, 2002
----------------------------------
James G. Gilbertson

 /s/ Bruce H. Senske                             Director                                         February 20, 2002
----------------------------------
Bruce H. Senske


                                INDEX TO EXHIBITS

   Exhibit
   Number     Description
   -------    -----------
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

     4.4 Specimen unit certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22,
              1999 (File No. 333-93459)).

     10.1     1997 Stock Option Plan (incorporated by reference to our
              Registration Statement on Form SB-2, filed on December 22,
              1999 (File No. 333-93459)).

     10.2 1997 Director Stock Option Plan, as amended and restated effective September 26, 2001 (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 5,
              2001 (File No. 0-29643)).

     10.3     Management Agreement between the Registrant and Brewing
              Ventures LLC, dated August 13, 1997 (incorporated by reference to our Registration Statement on Form SB-2, filed on December
              22, 1999 (File No. 333-93459)).

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

     10.19    Ground Lease by and between the Registrant and West Acres
              Development, LLP, dated January 18, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April
              2, 2001 (File No. 0-29643)).

     10.20 Capital Equipment Lease by and between the Registrant and the GCI Capital, Inc., dated June 15, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 0-29643)).

     10.21    Loan Agreement by and between the Registrant and First
              National Bank, Pierre, South Dakota, dated July 19, 2001
              (incorporated by reference to our Quarterly Report on Form
              10-QSB, filed on August 9, 2001 (File No. 0-29643)).

     10.22 Agreement Concerning Guaranty by and between the Registrant and Steven Wagenheim, Arthur E. Pew III and William Burdick, dated July 17, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File
              No. 0-29643)).

     10.23    Promissory Note issued by the Registrant to New Brighton
              Ventures, Inc., dated November 14, 2001.

     23       Consent of Independent Auditors.

     24       Powers of Attorney (included on signature page to Form
              10-KSB).

                                       57