Form 10QSB
period 2002-03-31
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2002-05-01
CIK 1048620

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------

                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

      Yes  /X/    No  / /.
          -----     -----

      As of April 30, 2002, the issuer had outstanding 3,808,350 shares of common stock and 1,000,000 Class A Warrants. The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer's initial public offering.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I             FINANCIAL INFORMATION...........................................................     1

         ITEM 1    Financial Statements............................................................     1

                   Condensed Balance Sheet as of March 31, 2002....................................     1

                   Condensed Statements of Operations for the thirteen weeks ended
                   April 1, 2001 and March 31, 2002................................................     2

                   Condensed Statements of Cash Flows for the thirteen weeks ended
                   April 1, 2001 and March 31, 2002................................................     3

                   Notes to Condensed Financial Statements.........................................     4

         ITEM 2    Management's Discussion and Analysis or Plan of Operation.......................     5

PART II            OTHER INFORMATION...............................................................    10

         ITEM 1    Legal Proceedings...............................................................    10

         ITEM 2    Changes in Securities and Use of Proceeds.......................................    10

         ITEM 3    Defaults upon Senior Securities ................................................    10

         ITEM 4    Submission of Matters to a Vote of Security Holders.............................    10

         ITEM 5    Other Information...............................................................    10

         ITEM 6    Exhibits and Reports on Form 8-K................................................    10

SIGNATURES.........................................................................................    11

                                                    PART I

ITEM 1  Financial Statements

                                         FOUNDERS FOOD & FIRKINS LTD.

                                            CONDENSED BALANCE SHEET
                                                  (UNAUDITED)

                                                                                      MARCH 31,
                                                                                        2002
                                                                             -------------------
ASSETS:
   Current assets:
       Cash                                                                          $  174,032
       Inventory                                                                        104,442
       Prepaids and other                                                               198,802
                                                                             -------------------
          Total current assets                                                          477,276

   Property and equipment, net                                                        9,501,926
   Liquor license and other                                                             338,337
                                                                             -------------------
          Total assets                                                             $ 10,317,539
                                                                             ===================
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current liabilities:
       Accounts payable                                                              $  570,860
       Accrued expenses                                                                 685,484
       Due to related parties                                                           200,000
       Long-term debt, current portion                                                   26,905
       Capital lease obligations, current portion                                       244,060
                                                                             -------------------
          Total current liabilities                                                   1,727,309

   Long-term debt, net of current portion                                             1,465,746
   Capital lease obligations, net of current portion                                  3,897,092
                                                                             -------------------
          Total liabilities                                                           7,090,147

   Shareholders' equity:
       Common stock, $0.01 par value, 90,000,000 shares authorized;
          3,808,350 shares issued and outstanding                                        38,084
       Additional paid-in capital                                                     4,417,998
       Accumulated deficit                                                           (1,228,690)
                                                                             -------------------
          Total shareholders' equity                                                  3,227,392

          Total liabilities and shareholders' equity                               $ 10,317,539
                                                                             ===================


                 See notes to condensed financial statements.

                                 FOUNDERS FOOD & FIRKINS LTD.

                              CONDENSED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                                     THIRTEEN WEEKS ENDED
                                                                          ------------------------------------------
                                                                                APRIL 1,             MARCH 31,
                                                                                  2001                 2002
                                                                          ------------------------------------------
             Restaurant revenues                                                   $ 2,053,339          $ 3,114,340

             Restaurant costs:
                 Food and beverage                                                     628,342              906,752
                 Labor                                                                 680,538            1,075,127
                 Direct and occupancy                                                  452,110              663,715
                                                                          ------------------------------------------
                     Total restaurant costs                                          1,760,990            2,645,594
                                                                          ------------------------------------------

             Income from restaurant operations                                         292,349              468,746

             General and administrative                                                157,126              215,424
             Depreciation and amortization                                             115,410              190,783
                                                                          ------------------------------------------

             Operating income                                                           19,813               62,539
                Interest:
                  Income                                                                15,607                  157
                  Expense                                                              (84,069)            (139,552)
             Other income, net                                                               -               47,187
                                                                          ------------------------------------------
             Net other expense                                                         (68,462)             (92,208)

             Net loss                                                              $   (48,649)         $   (29,669)
                                                                          ==========================================

             Loss per common share, basic and diluted                              $     (0.01)         $     (0.01)
                                                                          ==========================================

             Weighted average shares outstanding, basic and diluted                  3,807,350            3,807,394
                                                                          ==========================================


                    See notes to condensed financial statements.

                                         FOUNDERS FOOD & FIRKINS LTD.

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                          THIRTEEN WEEKS ENDED
                                                                                -----------------------------------------
                                                                                      APRIL 1,            MARCH 31,
                                                                                        2001                2002
                                                                                -----------------------------------------
Cash flows from operating activities:
Net loss                                                                            $  (48,649)         $  (29,669)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
    Depreciation and amortization                                                      115,410             190,783
    Decrease (increase) in:
        Inventory                                                                       11,851              11,536
        Prepaids and other                                                             (31,678)            (82,945)
    Increase (decrease) in:
        Accounts payable                                                                19,782             100,052
        Accrued expenses                                                               (43,880)            (63,892)
                                                                          -----------------------------------------
    Net cash provided by operating activities                                           22,836             125,865
                                                                          -----------------------------------------

Cash flows from investing activities:
    Purchase of:
        Property and equipment                                                        (541,317)           (371,345)
        Liquor license and intangibles                                                       -                 (50)
    Short-term investments/redemption of short-term investments                        674,945                   -
                                                                          -----------------------------------------
    Net cash provided by (used in) investing activities                                133,628            (371,395)
                                                                          -----------------------------------------

Cash flows from financing activities:
    Payment to related parties                                                          (3,000)                  -
    Payments on capital lease obligations                                              (32,555)            (59,133)
    Payments on long term debt                                                               -              (7,349)
    Proceeds from:
      Related parties                                                                        -             100,000
      Issuance of common stock                                                               -               1,650
                                                                          -----------------------------------------
    Net cash provided by (used in) financing activities                                (35,555)             35,168
                                                                          -----------------------------------------

Net increase (decrease) in cash                                                        120,909            (210,362)
Cash, beginning                                                                        963,541             384,394
                                                                          -----------------------------------------
Cash, ending                                                                       $ 1,084,450             174,032
                                                                          =========================================

                           See notes to condensed financial statements.

                          FOUNDERS FOOD & FIRKINS LTD.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

           Thirteen weeks ended April 1, 2001 and March 31, 2002

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

Nature of business:
   Founders Food & Firkins Ltd. (the Company) was formed to develop and operate casual dining restaurants featuring on-premise breweries. The Company is developing these restaurant-microbreweries, known as Granite City Food & Brewery(R), in selected markets throughout the United States. The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed handcrafted beers. The Company produces its beer using a patent-pending process that is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs. The first restaurant, located in St. Cloud, Minnesota, opened in July 1999. The second restaurant, located in Sioux Falls, South Dakota, opened in December 2000 and a third restaurant located in Fargo, North Dakota, opened in November 2001.

   Subject to obtaining adequate financing, the Company's current expansion strategy focuses on development of restaurants in markets where management believes the Company's concept will have broad appeal and attractive restaurant-level economics. The Company also intends to explore off-premise sales of its handcrafted beers through the supervised use of contract brewers.

Interim financial statements:
   The Company has prepared the condensed financial statements for the thirteen weeks ended April 1, 2001 and March 31, 2002 without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position of the Company at March 31, 2002 and the results of operations and cash flows for the periods ended April 1, 2001 and March 31, 2002 have been made. Those adjustments consist only of normal and recurring adjustments.

   Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB Report filed February 20, 2002 with the Securities and Exchange Commission.

   The results of operations for the thirteen weeks ended March 31, 2002 are not necessarily indicative of the results to be expected in a full year.

Reclassifications:
   Certain reclassifications have been made to the 2001 financial statements in order for them to conform to the presentation of the 2002 financial statements. These reclassifications have no effect on the accumulated deficit or the net income (loss) previously reported.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      THIS DISCUSSION AND ANALYSIS CONTAINS VARIOUS NON-HISTORICAL FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT. ALTHOUGH WE BELIEVE THAT, IN MAKING ANY SUCH STATEMENT, OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, ANY SUCH STATEMENT MAY BE INFLUENCED BY FACTORS THAT COULD CAUSE ACTUAL OUTCOMES AND RESULTS TO BE MATERIALLY DIFFERENT FROM THOSE PROJECTED. WHEN USED IN THE FOLLOWING DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL PURCHASERS OF OUR SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN. PLEASE REFER TO OUR ANNUAL REPORT ON FORM 10-KSB, FILED ON FEBRUARY 20, 2002, FOR ADDITIONAL FACTORS KNOWN TO US THAT MAY CAUSE ACTUAL RESULTS TO VARY.

OVERVIEW

      We operate three casual dining restaurants featuring on-premise breweries under the name Granite City Food & Brewery(R). Our activities in 1998 and through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant. Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999. Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000. Our third restaurant, located in Fargo, North Dakota, opened in November 2001.

      We developed our first restaurant using the net proceeds from a private placement conducted in late 1997, together with financing in the form of long-term building and equipment leases. We developed our second restaurant using a portion of the net proceeds from our initial public offering in June 2000, together with financing in the form of long-term building and equipment leases. We developed our third restaurant using the remaining net proceeds from our initial public offering, together with bank financing, a long-term equipment lease and loans from a related party.

      In 2001, we developed a patent-pending brewing process called Fermentus Interruptus(TM). We believe this process will aid in the quality, consistency and efficiency of serving handcrafted brews in multiple locations. Fermentus Interruptus is intended to improve the economics of our brewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations. This process will also allow us to service up to 15 locations from one wort production site, which we believe will improve our quality, consistency and our brew profitability. We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

      We are currently exploring methods of additional financing in order to develop additional restaurants in selected markets throughout the United States. Our revenue growth depends upon the availability of financing to develop additional restaurants. We will not be able to achieve such growth using internally generated funds alone. At present, we have no commitments from any party to provide us with the financing required to achieve additional expansion.

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

      In fiscal year 2001, our first quarter ended April 1, 2001 and included 26 restaurant weeks. Our first quarter of fiscal year 2002 ended March 31, 2002 included 39 restaurant weeks.

      Our restaurant sales are comprised almost entirely of the sales of food and beverages. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research. Depreciation and amortization include depreciation on capital expenditures. Other income and expense includes primarily the cost of interest expense on debt and capital leases and interest income on invested assets.

RESULTS OF OPERATIONS

The following table compares operating results expressed as a percentage of total revenue for the thirteen weeks ended April 1, 2001 and March 31, 2002.

                                                                              THIRTEEN WEEKS ENDED
                                                                       -------------------------------------
                                                                          APRIL 1,           MARCH 31,
                                                                            2001               2002
                                                                       ---------------- --------------------
          Restaurant revenues                                                   100.0%               100.0%

        Restaurant costs:
            Food and beverage                                                    30.6%                29.1%
            Labor                                                                33.1%                34.5%
            Direct and occupancy                                                 22.0%                21.3%
                                                                       ---------------- --------------------
                Total restaurant costs                                           85.8%                84.9%
                                                                       ---------------- --------------------

        Income from restaurant operations                                        14.2%                15.1%

        General and administrative                                                7.7%                 6.9%
        Depreciation and amortization                                             5.6%                 6.1%
                                                                       ---------------- --------------------

        Operating income                                                          1.0%                 2.0%
           Interest:
             Income                                                               0.8%                 0.0%
             Expense                                                             (4.1%)               (4.5%)
           Other income, net                                                      0.0%                 1.5%
                                                                       ---------------- --------------------
          Net other expense                                                      (3.3%)               (3.0%)

        Net loss                                                                 (2.4%)               (1.0%)
                                                                       ================ ====================

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2001 AND MARCH 31, 2002

REVENUE

      We operated three restaurants during the first quarter of 2002 and two restaurants in the first quarter of 2001. We generated $2,053,339 in the first quarter of 2001 and $3,114,338 of restaurant revenues during the first quarter of 2002. The 52% increase in revenues for the first quarter was attributed principally to the addition of our third operating unit.

      We anticipate that restaurant revenues will vary from quarter to quarter. We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months. In addition, restaurants typically experience a temporary period of high revenues immediately following their opening due to increased demand fostered by the publicity surrounding the opening (the "honeymoon effect"). During the first quarter of 2001, the Sioux Falls location experience the honeymoon effect while the Fargo location experienced such effect in the first quarter of 2002.

RESTAURANT COSTS

FOOD AND BEVERAGE

      Our food and beverage cost decreased 1.5% as a percentage of revenues during the thirteen weeks ended March 31, 2002 compared to the thirteen-week period ended April 1, 2001. This decrease was due primarily to an increase in purchasing power with the opening of our Fargo location.

      While we expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food costs and guest preferences, we believe that our purchasing power will increase with the opening of new restaurants, thereby reducing such costs. We periodically create new menu offerings in both our craftbrewed beers and our food based upon guest preferences. Although such menu modifications may temporarily result in increased food and beverage cost, we are able to offset such increases with our weekly specials which provide variety to our guests at a high price value. Our varieties of craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.

LABOR

      Between the first quarter of 2001 and the first quarter of 2002, our labor costs expressed as a percentage of revenues increased 1.4%. Throughout its honeymoon period, our Fargo restaurant operated all shifts with more staff than our other restaurants use. As the Fargo staff becomes more experienced and the number of staff members per shift is reduced, labor costs at that location will decrease in future quarters. We have also experienced increases in employee benefit costs, primarily health insurance, which has increased our labor costs, as have increases in wages paid to retain good employees and ensure high quality guest service.

      We expect that labor costs will vary as we add new locations. Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs. In addition, we believe that retention of good employees ensures high quality guest service and reduces hiring and training costs. Our hiring and training cost savings are offset slightly by pay increases as our staff gains more experience with us.

DIRECT AND OCCUPANCY

      Our direct and occupancy expenses decreased 0.7% as a percentage of revenues during the thirteen weeks ended March 31, 2002 compared to the similar period in 2001. The major components of direct and occupancy expenses are operating supplies, rent, repairs and maintenance, advertising expense and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. The decrease we experienced in such costs can be attributed to our decision to reduce entertainment and marketing expenses. The decrease was also attributable to higher unit volumes which reduced fixed and indirectly variable costs as a percentage of revenues.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting. Other general and administrative expenses include professional fees, office supplies associated with our centralized accounting system, and travel by our corporate management to the restaurant locations. As a percentage of revenue, our general and administrative expenses for the thirteen weeks ended March 31, 2002 decreased 0.8% from the comparable period in 2001. In order to retain core management members and to continue to build our infrastructure in order to facilitate our continued growth, we have incurred increased payroll and benefits related expenses. In particular, we incurred general and administrative expenses related to the hiring of a corporate controller subsequent to the first quarter of 2001. Our corporate controller is responsible for our day-to-day financial concerns, our financial reporting and our investor/public relations. With the addition of an operating location, travel and communication costs between operating locations and the corporate office increased significantly in the first quarter of 2002 compared to the first quarter of 2001. From the inception of our company through March 31, 2002, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers in 1999 and 2001 represent reasonable compensation for their services through March 31, 2002. Compensation payable to them thereafter will be determined by our board and will increase our general and administrative expenses. Despite the foregoing increases in general and administrative expenses, the increase in restaurant revenue associated with the opening of our third location caused our general and administrative expenses to decrease as a percentage of revenue.

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

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased by $75,373 from the first quarter of 2001 to the first quarter of 2002. This increase was primarily the result of depreciation recognized on capital expenditures for our Fargo restaurant. As a percentage of revenues, depreciation and amortization expense increased 0.5% between the first quarter of 2001 and the first quarter of 2002.

OTHER INCOME AND EXPENSE

      Interest expense net of interest income increased $70,933 during the thirteen weeks ended March 31, 2002 compared to the similar period in 2001. Such increase was due principally to increased debt incurred in the construction of our Fargo location. Other income for the first quarter of 2002 included the proceeds awarded by a NASD Arbitration Panel related to a claim we filed in November 2000 against Equity Securities Investments, Inc., less related legal fees.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have required capital principally for the development, construction and opening of new restaurants. Prior to commencement of restaurant operations in June 1999, our capital requirements were principally funded through private sales of equity. In 1997 and 1998, we sold, through private placements, an aggregate of 1,969,500 shares of common stock for gross proceeds of $1,319,500. Since 1997, we have also funded our operations through periodic advances from New Brighton Ventures, Inc., an entity owned and controlled by certain members of our executive management. In June 2000, we sold, through our initial public offering, an aggregate of 1,000,000 units for gross proceeds of $4,125,000. We have also obtained additional financing through building and equipment leases, long-term debt from an independent financial institution and loans from New Brighton Ventures, Inc. as evidenced by promissory notes.

      Our operating activities provided $125,865 of net cash during the thirteen weeks ended March 31, 2002. Using $100,000 of proceeds from a promissory note we issued to a related party in February 2002, $1,650 in proceeds from issuing common stock pursuant to the exercise of a stock option and the net cash provided by operations, we purchased $371,395 of equipment primarily for our Fargo location and made payments on our debt and capital lease obligations aggregating $66,482.

      In 2000, we invested excess cash from our initial public offering proceeds in short-term investments with staggered maturity dates to correspond with anticipated pre-opening costs. During the first quarter of 2001, we redeemed $674,945 of short-term investments.

      During the thirteen weeks ended April 1, 2001, our operating activities provided $22,836 of net cash. Using net cash provided by operations and net proceeds from the redemption of short-term investments, we purchased equipment totaling $541,317 and made net payments on other debt of $35,555.

      In February 2002, we issued a promissory note for $100,000 to New Brighton Ventures, Inc., the entity through which certain of our executive officers and directors own a Champps restaurant in New Brighton, Minnesota. We used the proceeds of this note to pay capital expenditures related to the development of the Fargo location. The principal of this loan is due and payable 30 days following demand for payment. Until such demand is made, we are required to pay monthly installments of accrued interest only.

      We are pursuing the expansion of our Granite City Food & Brewery(R) concept into markets where we believe it will have broad appeal and attractive restaurant-level economics. In order to facilitate such expansion, we will require additional financing. The amount of financing required for new stores depends upon the definitive locations, leasehold improvement costs, construction costs and the type of transactions pursuant to which we establish new locations. We are considering various ways to obtain needed capital through debt financing, equity financing, partnerships with investors or some combination thereof. We cannot assure you that financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all. At present, we have no commitments from any party to provide us with the financing required to achieve additional expansion.

SEASONALITY

      We expect that our sales and earnings will fluctuate based on seasonal patterns. We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our existing and proposed markets.

INFLATION

      The primary inflationary factors affecting our operations are food, supplies and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. In the past, we have been able to minimize the effect of these increases through menu price increases and other strategies. To date, inflation has not had a material impact on our operating results.

PART II OTHER INFORMATION

ITEM 1  Legal Proceedings

        Not applicable.

ITEM 2  Changes in Securities and Use of Proceeds

        Not applicable.

ITEM 3  Defaults upon Senior Securities

        Not applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 5  Other Information

        Not Applicable.

ITEM 6  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              None.

        (b)   Reports on Form 8-K

              On March 7, 2002, we filed a Current Report on Form 8-K relating to a proposed unregistered offering.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FOUNDERS FOOD & FIRKINS LTD.


Date:  April 30, 2002                     By /s/ Mitchel I. Wachman
                                            ------------------------------
                                            Mitchel I. Wachman
                                            Chief Financial Officer