Form 10QSB
period 2002-06-30
FOUNDERS FOOD & FIRKINS LTD /MN
filed 2002-07-26
CIK 1048620

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number  000-29643

FOUNDERS FOOD & FIRKINS LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5831 Cedar Lake Road
St. Louis Park, MN 55416
(952) 525-2070

(Address of Principal Executive Offices and Registrant’s
Telephone Number, including Area Code)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐.

As of July 24, 2002, the issuer had outstanding 3,815,100 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

i

PART I

ITEM 1   Financial Statements

FOUNDERS FOOD & FIRKINS LTD.

CONDENSED BALANCE SHEET

(Unaudited)

June 30, 2002
ASSETS:
Current assets:
Cash	$161,518
Inventory	103,890
Prepaids and other	286,305
Total current assets	551,713

Property and equipment, net	9,358,033
Liquor license and other	337,160
Total assets	$10,246,906

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$497,817
Accrued expenses	641,275
Due to related parties	300,000
Long-term debt, current portion	27,175
Capital lease obligations, current portion	249,454
Total current liabilities	1,715,721

Long-term debt, net of current portion	1,458,322
Capital lease obligations, net of current portion	3,831,859
Total liabilities	7,005,902

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,815,100 shares issued and outstanding	38,151
Additional paid-in capital	4,426,368
Accumulated deficit	(1,223,515)
Total shareholders’ equity	3,241,004

Total liabilities and shareholders’ equity	$10,246,906

See notes to condensed financial statements.

FOUNDERS FOOD & FIRKINS LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
Restaurant revenues	$2,079,576	$3,162,279	$4,132,915	$6,276,619

Restaurant costs:
Food and beverage	608,407	908,625	1,236,749	1,815,378
Labor	678,722	1,076,435	1,359,260	2,151,562
Direct and occupancy	405,522	629,289	857,632	1,293,004
Total restaurant costs	1,692,651	2,614,349	3,453,641	5,259,944

Income from restaurant operations	386,925	547,930	679,274	1,016,675

General and administrative	173,709	203,977	330,835	419,398
Depreciation and amortization	117,268	191,535	232,678	382,320

Operating income	95,948	152,418	115,761	214,957
Interest:
Income	9,766	312	25,373	470
Expense	(85,559)	(132,722)	(169,628)	(272,275)
Other income, net	—	(14,833)	—	32,354
Net other expense	(75,793)	(147,243)	(144,255)	(239,451)

Net income (loss)	$20,155	$5,175	$(28,494)	$(24,494)

Earnings (loss) per common share	$0.01	$0.00	$(0.01)	$(0.01)

Earnings (loss) per common share, assuming dilution	$0.01	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding	3,807,350	3,809,116	3,807,350	3,808,255

Weighted average shares outstanding, assuming dilution	3,905,793	3,882,238	3,807,350	3,808,255

See notes to condensed financial statements.

FOUNDERS FOOD & FIRKINS LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	July 1, 2001	June 30, 2002
Cash flows from operating activities:
Net loss	$(28,494)	$(24,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	232,678	382,320
Decrease (increase) in:
Inventory	13,071	12,088
Prepaids and other	(54,732)	(170,448)
Increase (decrease) in:
Accounts payable	(83,252)	32,996
Accrued expenses	18,396	(85,858)
Net cash provided by operating activities	97,667	146,604

Cash flows from investing activities:
Purchase of:
Property and equipment	(865,775)	(444,265)
Liquor license and intangibles	(11,896)	(1,827)
Short-term investments/redemption of short-term investments	674,945	—
Net cash used in investing activities	(202,726)	(446,092)

Cash flows from financing activities:
Payment to related parties	(6,000)	—
Payments on capital lease obligations	(77,812)	(118,972)
Payments on long term debt	—	(14,503)
Proceeds from:
Related parties	—	200,000
Capital lease	750,000	—
Issuance of common stock	—	10,087
Net cash provided by financing activities	666,188	76,612

Net increase (decrease) in cash	561,129	(222,876)
Cash, beginning	963,541	384,394
Cash, ending	$1,524,670	$161,518

See notes to condensed financial statements.

FOUNDERS FOOD & FIRKINS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and twenty-six weeks ended July 1, 2001 and June 30, 2002

1.     Nature of business and basis of presentation:

Nature of business:

Founders Food & Firkins Ltd. (the Company) was formed to develop and operate casual dining restaurants featuring on-premise breweries.  The Company is developing these restaurant-microbreweries, known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed handcrafted beers.  The Company produces its beer using a patent-pending process that is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first restaurant, located in St. Cloud, Minnesota, opened in July 1999.  The second restaurant, located in Sioux Falls, South Dakota, opened in December 2000 and a third restaurant located in Fargo, North Dakota, opened in November 2001.

Subject to obtaining adequate financing, the Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.  The Company also intends to explore off-premise sales of its handcrafted beers through the supervised use of contract brewers.

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen and twenty-six weeks ended July 1, 2001 and June 30, 2002 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at June 30, 2002 and the results of operations and cash flows for the periods ended July 1, 2001 and June 30, 2002 have been made. Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001, filed on February 20, 2002 with the Securities and Exchange Commission.

The results of operations for the thirteen and twenty-six weeks ended June 30, 2002 are not necessarily indicative of the results to be expected in a full year.

Reclassifications:

Certain reclassifications have been made to the 2001 financial statements in order for them to conform to the presentation of the 2002 financial statements.  These reclassifications have no effect on the accumulated deficit or the net income (loss) previously reported.

ITEM 2       Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  Potential purchasers of our securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001, filed on February 20, 2002 with the Securities and Exchange Commission, for additional factors known to us that may cause actual results to vary.

Overview

We operate three casual dining restaurants featuring on-premise breweries under the name Granite City Food & Brewery®.  Our activities in 1998 and through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant.  Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999.  Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000.  Our third restaurant, located in Fargo, North Dakota, opened in November 2001.

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

In 2001, we developed a patent-pending brewing process called Fermentus Interruptus™.  We believe this process will aid in the quality, consistency and efficiency of serving handcrafted brews in multiple locations.  Fermentus Interruptus is intended to improve the economics of our brewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  This process will also allow us to service up to 15 locations from one wort production site, which we believe will improve our quality, consistency and our brew profitability.  We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

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

The second quarter and first half of fiscal year 2001, included 26 and 52 restaurant weeks, respectively, while the second quarter and first half of fiscal year 2002 included 39 and 78 restaurant weeks, respectively.

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

Results of Operations

                The following table compares operating results expressed as a percentage of total revenue for the thirteen and twenty-six weeks ended July 1, 2001 and June 30, 2002.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Restaurant costs:
Food and beverage	29.3%	28.7%	29.9%	28.9%
Labor	32.6%	34.0%	32.9%	34.3%
Direct and occupancy	19.5%	19.9%	20.8%	20.6%
Total restaurant costs	81.4%	82.7%	83.6%	83.8%

Income from restaurant operations	18.6%	17.3%	16.4%	16.2%

General and administrative	8.4%	6.5%	8.0%	6.7%
Depreciation and amortization	5.6%	6.1%	5.6%	6.1%

Operating income	4.6%	4.8%	2.8%	3.4%
Interest:
Income	0.5%	0.0%	0.6%	0.0%
Expense	(4.1)%	(4.2)%	(4.1)%	(4.3)%
Other income, net	0.0%	(0.5)%	0.0%	0.5%
Net other expense	(3.6)%	(4.7)%	(3.5)%	(3.8)%

Net income (loss)	1.0%	0.2%	(0.7)%	(0.4)%

Critical Accounting Policies

Management’s Discussion and Analysis or Plan of Operation is based upon our consolidated financial statements, which were prepared in conformity with generally accepted accounting principles.  These principles require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  We have identified the following critical accounting policies and estimates utilized by management in the preparation of our financial statements:

Property and equipment:

The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from three to 20 years.  The cost of leasehold improvements is depreciated over the length of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  Our accounting policies regarding property and equipment include certain management judgments regarding the estimated useful lives of such assets and the determination as to what constitutes enhancing the value of or increasing the life of existing assets.  These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used.

Other estimates:

We are required to make judgments and/or estimates in the determination of several of the accruals that are reflected in our consolidated financial statements.  These accruals include, but are not limited to performance-based compensation, contingency rental expense based upon restaurant sales, payroll expense related to employee vacations, as well as utilities and other services provided to us for which we have not received billing at the time our financial statements are prepared.

We continually reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate.  Historically, actual results have not been materially different than the estimates we have made.

Results of Operations for the Thirteen and Twenty-six Weeks Ended July 1, 2001 and June 30, 2002

Revenue

We operated three restaurants during the second quarter and first half of 2002 and two restaurants in the second quarter and first half of 2001.  We generated $2,079,576 and $3,162,279 of revenues during the second quarter of 2001and 2002, respectively, and $4,132,915 and $6,276,619 of revenues during the first half of 2001 and 2002, respectively.  The 52% increase in revenues for the first half of 2002 over 2001 was attributed principally to the addition of our third operating unit.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months.  In addition, restaurants typically experience a temporary period of high revenues immediately following their opening due to increased demand fostered by the publicity surrounding the opening (the “honeymoon effect”).

Restaurant Costs

Food and Beverage

Our food and beverage cost decreased 0.6% as a percentage of revenues during the thirteen weeks ended June 30, 2002 compared to the thirteen-week period ended July 1, 2001.  During the first half of 2002, food and beverage costs decreased 1.0% as a percentage of revenues compared to the first half of 2001.  These decreases were due primarily to an increase in purchasing power with the opening of our Fargo location.  We expect that with the addition of future locations, increased purchasing power will have an even greater effect on the reduction of our food and beverage costs.

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

Labor

Our labor costs expressed as a percentage of revenues increased 1.4% during the thirteen and twenty-six weeks ended June 30, 2002 compared to the same periods ended July 1, 2001.  Training expense at the Fargo location continues to be higher than we anticipate it will be in future quarters.  As the Fargo staff becomes more experienced and the number of staff members per shift is reduced, we expect labor costs at that location will decrease.  We have also experienced increases in employee benefit costs, primarily health insurance, which has increased our labor costs, as have increases in wages paid to retain good employees and ensure high quality guest service.

We expect that labor costs will vary as we add new locations.  Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs.  In addition, we believe that retention of good employees ensures high quality guest service and reduces hiring and training costs.  Hiring and training cost savings associated with increased staff experience are offset slightly by pay increases as our staff gains more experience.

Direct and Occupancy

                Our direct and occupancy expenses increased 0.4% as a percentage of revenues during the thirteen weeks ended June 30, 2002 compared to the similar period in 2001.  During the twenty-six weeks ended June 30, 2002, our direct and occupancy expenses decreased 0.2% as a percentage of revenues compared to the twenty-six weeks ended July 1, 2001.  The major components of direct and occupancy expenses are operating supplies, rent, repairs and maintenance, advertising expense and other occupancy costs.  A substantial portion of these expenses is fixed or indirectly variable.  As such, our decrease in direct and occupancy expense during the first half of 2002 can be attributed to higher unit volumes, which reduced fixed and indirectly variable costs as a percentage of revenues.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include professional fees, office administration and centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $30,268 and $88,563 during the second quarter and first half of

2002, respectively, compared to the similar periods of 2001.  In order to retain core management members and to continue to build our infrastructure in order to facilitate our continued growth, we have incurred increased payroll and benefits related expenses.  With the addition of an operating location, travel and communication costs between operating locations and the corporate office increased significantly in the first half of 2002 compared to the first half of 2001.  From the inception of our company through June 30, 2002, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers in 1999 and 2001 represent reasonable compensation for their services through June 30, 2002.  Compensation payable to them thereafter will be determined by our board and will increase our general and administrative expenses.  Despite the foregoing increases in general and administrative expenses, the increase in restaurant revenue associated with the opening of our third location caused our general and administrative expenses to decrease as a percentage of revenue.  For the thirteen weeks ended June 30, 2002 these expenses decreased 1.9% from the comparable period in 2001.  During the twenty-six weeks ended June 30, 2002, such expenses decreased 1.3% compared to the twenty-six weeks ended July 1, 2001.

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

Depreciation and Amortization

Depreciation and amortization expense increased by $74,267 from the second quarter of 2001 to the second quarter of 2002.  The increase for the related twenty-six week period was $149,642.  These increases were primarily the result of depreciation recognized on capital expenditures for our Fargo restaurant.  As a percentage of revenues, depreciation and amortization expense increased 0.5% between the first half of 2001 and the first half of 2002.

Other Income and Expense

                Interest expense net of interest income increased $56,617 during the thirteen weeks ended June 30, 2002 compared to the similar period in 2001.  Net interest expense increased $127,550 during the twenty-six weeks ended June 30, 2002 compared to the twenty-six weeks ended July 1, 2001.  Such increases were due principally to increased debt incurred in the construction of our Fargo location.  Other income and expense for the first half of 2002 includes a loss on assets we replaced which had not been fully depreciated, as well as the proceeds awarded by a NASD Arbitration Panel related to a claim we filed in November 2000 against Equity Securities Investments, Inc., less related legal fees.

Liquidity and Capital Resources

To date, we have required capital principally for the development, construction and opening of new restaurants.  Prior to commencement of restaurant operations in June 1999, our capital requirements were principally funded through private sales of equity.  In 1997 and 1998, we sold, through private placements, an aggregate of 1,969,500 shares of common stock for gross proceeds of $1,319,500.    In June 2000, we sold, through our initial public offering, an aggregate of 1,000,000 units for gross proceeds of $4,125,000.  We have also obtained additional financing through building and equipment leases, long-term debt from an independent financial institution and loans from New Brighton Ventures, Inc., an entity owned and controlled by certain members of our executive management, as evidenced by promissory notes.

Our operating activities provided $146,604 of net cash during the twenty-six weeks ended June 30, 2002.  Using proceeds from promissory notes we issued to New Brighton Ventures, Inc. aggregating $200,000 in February and May 2002, $10,087 in proceeds from issuing common stock pursuant to the exercise of a stock option and warrants and the net cash provided by operations, we purchased $446,092 of assets primarily for our Fargo location and made payments on our debt and capital lease obligations aggregating $133,475.

In 2000, we invested excess cash from our initial public offering proceeds in short-term investments with staggered maturity dates to correspond with anticipated pre-opening costs. During the first half of 2001, we redeemed $674,945 of short-term investments.

During the twenty-six weeks ended July 1, 2001, our operating activities provided $97,667 of net cash.  Using net cash provided by operations, net proceeds from the redemption of short-term investments and $750,000 in proceeds from an equipment lease, we purchased equipment totaling $877,671 and made payments on other debt aggregating $83,812.

In February and May 2002, we issued promissory notes aggregating $200,000 to New Brighton Ventures, Inc.  We used the proceeds of these notes to pay capital expenditures related to the development of the Fargo location.  The principal of these loans is due and payable 30 days following demand for payment.  Until such demand is made, we are required to pay monthly installments of accrued interest only.

We are pursuing the expansion of our Granite City Food & Brewery® concept into markets where we believe it will have broad appeal and attractive restaurant-level economics.  In order to facilitate such expansion, we will require additional financing.  The amount of financing required for new stores depends upon the definitive locations, leasehold improvement costs, construction costs and the type of transactions pursuant to which we establish new locations.  We are considering various ways to obtain needed capital through debt financing, equity financing, partnerships with investors or some combination thereof, including the private placement of convertible preferred stock and warrants we announced March 6, 2002.  We cannot assure you that financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.  At present, we have no commitments from any party to provide us with the financing required to achieve additional expansion.

Commitments and Contingent Liabilities

Operating and Capital Leases:

We have two land and building lease agreements expiring in 2019 and 2020 with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value is greater than 90% of the estimated fair value.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under these leases, we are required to pay additional percentage rent based upon restaurant sales.  As of June 30, 2002, future obligations relating to the land portion of these leases aggregate $3,673,917 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.   In 2001, we entered into a 20-year operating lease for land upon which we built our third restaurant.  As of June 30, 2002, future obligations under the terms of the lease aggregated $1,389,800 plus percentage rent.

Personal Guaranties:

Certain of our officers and directors have personally guaranteed the lease on two of our restaurants and the $1.5 million loan we obtained to finance our third restaurant.  In connection with the loan, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which assures that we will use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, our board of directors agreed to compensate each of the guarantors for their existing and possible future guarantees of our indebtedness.  Although the amount has not yet been determined, our board agreed that such compensation would be paid upon the initial payment of rent on our fourth restaurant lease.

Employment Agreements:

We have entered into employment agreements with two officers, both of whom are directors of our company.  The agreements stated that the individuals would receive no monetary compensation during fiscal year 2000, and that salaries would be established in 2001.  In lieu of salaries, we believe the stock options issued to the two officers represent reasonable compensation for their services through June 30, 2002.  Among other provisions, the agreements included change in control provisions that would entitle each of the officers to receive severance pay equal to 18 months of salary if there is a change in control of our company and their employment terminates.  The maximum contingent liability under these agreements is not determinable as no monetary compensation has been established.

Summary of Contractual Obligations:

                The following table summarizes our future obligations under contractual agreements as of June 30, 2002 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent, loan guarantee fees and employment contracts, as such amounts have not yet been determined.

		Payments Due By
	Total	End of Fiscal Year 2002	End of Fiscal Year 2005	End of Fiscal Year 2007	After Fiscal Year 2007
New Brighton Ventures, Inc.	$300,000	$300,000	$—	$—	$—
First National Bank	1,485,497	11,832	101,505	1,372,160	—
Capital Leases	7,633,580	286,114	1,874,463	1,026,700	4,446,303
Operating Leases	5,084,063	113,267	805,513	540,661	3,624,622
Total Obligations	$14,503,140	$711,213	$2,781,481	$2,939,521	$8,070,925

Qualitative and Quantitative Disclosures about Market Risk

Our company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

Changes in Interest Rate:

                We are exposed to market risk from changes in interest rates relating to a lease for equipment under an agreement expiring in 2008.  As of June 15, 2004, we will be required to amortize approximately $264,100 of the then remaining balance at an interest rate of prime plus 2% for 24 additional months. At such time, our payments will increase if the prime rate is more than 8.5%.  Each percentage point above such rate would increase the total payments over the remaining life of the lease by approximately $3,000.  On November 20, 2004 we will be required to amortize approximately $416,600 of the then remaining balance at an interest rate of prime plus 2% for 42 additional months.  At such time, our payments will increase if the prime rate is more than 10.3%.  Each percentage point above such rate would increase the total payments over the remaining life of the lease by approximately $8,500.

                In February 2007, we will have a balloon payment due of approximately $1,325,000 on the loan we obtained from an independent financial institution in July 2001.  Currently, this loan bears a fixed interest rate of 8.75%. If it became necessary to refinance such balloon balance, we may not be able to secure financing at the same interest rate.  The effect of a higher interest rate depends upon the negotiated financing terms.

Changes in Commodity Prices:

                Many of the food products we purchase are affected by commodity pricing and are, therefore, subject to unpredictable price volatility.   These commodities are generally purchased based upon market prices established with vendors.  Extreme fluctuations in commodity prices and/or long-term changes could have an adverse affect on us.  Substantially all of our food and supplies are available from several sources, which helps to control food commodity risks.  Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to a food product price increases.  If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

                Our company does not enter into derivative contracts either to hedge existing risks or for speculative purposes.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDERS FOOD & FIRKINS LTD.

Date: July 26, 2002	By	/s/ Mitchel I. Wachman
Mitchel I. Wachman
Chief Financial Officer