Form 10QSB
period 2002-09-29
GRANITE CITY FOOD & BREWERY LTD
filed 2002-11-13
CIK 1048620

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number  000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5831 Cedar Lake Road St. Louis Park, MN 55416 (952) 525-2070
(Address of Principal Executive Offices and Issuer’s Telephone Number, including Area Code)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐.

As of November 6, 2002, the issuer had outstanding 3,825,100 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:

Yes ☐   No ☒

i

PART I FINANCIAL INFORMATION

ITEM 1   Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

September 29, 2002
ASSETS:
Current assets:
Cash	$122,444
Inventory	92,650
Prepaids and other	187,903
Total current assets	402,997

Prepaid expenses, non-current	208,141
Property and equipment, net	9,171,336
Liquor license and other	335,276
Total assets	$10,117,750

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$553,981
Accrued expenses	537,024
Due to related parties	300,000
Long-term debt, current portion	27,796
Capital lease obligations, current portion	255,297
Total current liabilities	1,674,098

Long-term debt, net of current portion	1,450,746
Capital lease obligations, net of current portion	3,765,092
Total liabilities	6,889,936

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,825,100 shares issued and outstanding	38,251
Additional paid-in capital	4,436,268
Accumulated deficit	(1,246,705)
Total shareholders’ equity	3,227,814

Total liabilities and shareholders’ equity	$10,117,750

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
Restaurant revenues	$2,217,228	$3,159,837	$6,350,143	$9,436,453

Restaurant costs:
Food and beverage	645,667	895,748	1,882,416	2,711,118
Labor	732,908	1,046,846	2,092,168	3,198,404
Direct and occupancy	468,424	661,931	1,326,056	1,954,940
Total restaurant costs	1,846,999	2,604,525	5,300,640	7,864,462

Income from restaurant operations	370,229	555,312	1,049,503	1,571,991

Pre-opening costs	18,420	—	18,420	—
General and administrative	206,050	254,380	536,885	673,778
Depreciation and amortization	119,420	192,053	352,098	574,373

Operating income	26,339	108,879	142,100	323,840
Interest:
Income	4,472	17	29,845	487
Expense	(101,439)	(132,091)	(271,067)	(404,366)
Other income, net	—	—	—	32,355
Net other expense	(96,967)	(132,074)	(241,222)	(371,524)

Net loss	$(70,628)	$(23,195)	$(99,122)	$(47,684)

Loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding, basic and diluted	3,807,350	3,819,825	3,807,350	3,812,108

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	September 30, 2001	September 29, 2002
Cash flows from operating activities:
Net loss	$(99,122)	$(47,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	352,098	574,373
Decrease (increase) in:
Inventory	15,525	23,328
Prepaids and other	(68,349)	(72,046)
Increase (decrease) in:
Accounts payable	(31,317)	91,961
Accrued expenses	(17,159)	(190,109)
Net cash provided by operating activities	151,676	379,823

Cash flows from investing activities:
Purchase of:

Property and equipment	(2,296,277)	(448,556)
Liquor license and intangibles	(107,582)	(3,809)
Short-term investments/redemption of short-term investments	674,945	—
Net cash used in investing activities	(1,728,914)	(452,365)

Cash flows from financing activities:
Payment to related parties	(6,000)	—
Payments on capital lease obligations	(129,236)	(179,896)
Payments on long term debt	—	(21,458)
Other non-current assets	—	(208,141)
Related parties	—	200,000
Debt financing	265,990	—
Capital lease	793,125	—
Issuance of common stock	—	20,087
Net cash provided by financing activities	923,879	(189,408)

Net increase (decrease) in cash	(653,359)	(261,950)
Cash, beginning	963,541	384,394
Cash, ending	$310,182	$122,444

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and thirty-nine weeks ended September 30, 2001 and September 29, 2002

1.	Nature of business and basis of presentation:

Nature of business:

Granite City Food & Brewery Ltd. (the Company) was formed to develop and operate casual dining restaurants featuring on-premise breweries.  The Company is developing these restaurant-microbreweries, known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed handcrafted beers.  The Company produces its beer using a patent-pending process that is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first restaurant, located in St. Cloud, Minnesota, opened in July 1999.  The second restaurant, located in Sioux Falls, South Dakota, opened in December 2000 and a third restaurant located in Fargo, North Dakota, opened in November 2001.

Subject to obtaining adequate financing, the Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.  The Company also intends to explore off-premise sales of its handcrafted beers through the supervised use of contract brewers.

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen and thirty-nine weeks ended September 30, 2001 and September 29, 2002 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at September 29, 2002 and the results of operations and cash flows for the periods ended September 30, 2001 and September 29, 2002 have been made. Those adjustments consist only of normal and recurring adjustments.

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

The results of operations for the thirteen and thirty-nine weeks ended September 29, 2002 are not necessarily indicative of the results to be expected in a full year.

Reclassifications:

Certain reclassifications have been made to the 2001 financial statements in order for them to conform to the presentation of the 2002 financial statements.  These reclassifications have no effect on the accumulated deficit or the net income (loss) previously reported.

Subsequent events:

In October 2002, the Company sold $1,941,800 of Series A Convertible Preferred Stock and warrants to purchase common stock to accredited investors in an unregistered offering.  The preferred stock may be converted into 1,228,975 shares of common stock at a conversion price of $1.58 per share.  The warrants are exercisable for 614,483 shares of common stock at an exercise price of $1.58 per share.  The Company also issued a warrant to its placement agent for the purchase of 122,897 shares of common stock at an exercise price of $1.58 per share.  The Company has also accepted subscriptions for the purchase of an additional $2,333,200 of Series A Convertible Preferred Stock and warrants to purchase common stock, with additional payments due in December 2002 and March 2003.  Under the subscriptions, the preferred stock has a conversion price of $1.58 per share and the warrants have an exercise price of $1.58 per share.

Between November 2001 and May 2002, we issued promissory notes aggregating $300,000 to New Brighton Ventures, Inc.  In October 2002, we repaid the outstanding principal balance in full.

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

We are currently exploring methods of additional financing in order to develop additional restaurants in selected markets throughout the United States.  Our revenue growth depends upon the availability of financing to develop additional restaurants, as we will not be able to achieve such growth using internally generated funds alone.  October 1, 2002, we sold $1,941,800 of Series A Convertible Preferred Stock and warrants to purchase common stock to accredited investors in an unregistered offering.  We have also accepted subscriptions for the purchase of an additional $2,333,200 of Series A Convertible Preferred Stock and warrants to purchase common stock, with additional payments due in December 2002 and March 2003.

We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.

The third quarter of fiscal year 2001 included 26 restaurant weeks while the third quarter of 2002 included 39 restaurant weeks.  The first three quarters of fiscal year 2001 included 78 restaurant weeks while the comparable period of 2002 included 117 restaurant weeks.

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

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen and thirty-nine weeks ended September 30, 2001 and September 29, 2002.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Restaurant costs:
Food and beverage	29.1%	28.3%	29.6%	28.7%
Labor	33.1%	33.1%	32.9%	33.9%
Direct and occupancy	21.1%	20.9%	20.9%	20.7%
Total restaurant costs	83.3%	82.3%	83.4%	83.3%

Income from restaurant operations	16.7%	17.6%	16.5%	16.7%

Pre-opening costs	0.8%	0.0%	0.3%	0.0%
General and administrative	9.3%	8.1%	8.5%	7.1%
Depreciation and amortization	5.4%	6.1%	5.5%	6.1%

Operating income	1.2%	3.4%	2.2%	3.5%
Interest:
Income	0.2%	0.0%	0.5%	0.0%
Expense	(4.6)%	(4.2)%	(4.3)%	(4.3)%
Other income, net	0.0%	0.0%	0.0%	0.3%
Net other expense	(4.4)%	(4.2)%	(3.8)%	(4.0)%

Net loss	(3.2)%	(0.8)%	(1.6)%	(0.5)%

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

Results of Operations for the Thirteen and Thirty-nine Weeks Ended September 30, 2001 and September 29, 2002

Revenue

We operated three restaurants during the third quarter and first three quarters of 2002 and two restaurants in the third quarter and first three quarters of 2001.  We generated $2,217,228 and $3,159,837 of revenues during the third quarter of 2001 and 2002, respectively, and $6,350,143 and $9,436,453 of revenues during the first three quarters of 2001 and 2002, respectively.  The 49% increase in revenues for the first three quarters of 2002 over 2001 was attributed principally to the addition of our third operating unit.

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

Restaurant Costs

Food and Beverage

Our food and beverage cost decreased 0.8% as a percentage of revenues during the thirteen weeks ended September 29, 2002 compared to the thirteen-week period ended September 30, 2001.  During the first three quarters of 2002, food and beverage costs decreased 0.9% as a percentage of revenues compared to the first three quarters of 2001.  These decreases were due primarily to an increase in purchasing power with the opening of our Fargo location.  We expect that with the addition of future locations, increased purchasing power will further reduce our food and beverage costs as a percentage of revenues.

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

Labor

Our labor costs expressed as a percentage of revenues remained at 33.1% during the thirteen weeks ended September 29, 2002 and September 30, 2001.  For the thirty-nine weeks ended September 29, 2002 labor cost increased 1.0% as a percentage of revenue compared to the same period in 2001.  While training expense at the Fargo location has been higher than that at the other locations, we anticipate it will decrease in future quarters as the Fargo staff becomes more experienced.  We have also experienced increases in employee benefit costs, primarily health insurance, which has increased our labor costs, as have increases in wages paid to retain good employees and ensure high quality guest service.

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

Direct and Occupancy

Our direct and occupancy expenses decreased 0.2% as a percentage of revenues during the thirteen and thirty-nine weeks ended September 29, 2002 compared to similar periods in 2001.  Operating supplies, rent and occupancy costs, repairs and maintenance and advertising expense represent the majority of our direct and occupancy expenses.  A substantial portion of these expenses is fixed or indirectly variable.  As such, our decrease in direct and occupancy expenses during the first half of 2002 can be attributed to higher unit volumes, which reduced fixed and indirectly variable costs as a percentage of revenues.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include professional fees, office administration and centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $48,330 and $136,893 during the third quarter and first three quarters of 2002, respectively, compared to the similar periods of 2001.  In order to retain core management and build our infrastructure to facilitate growth, we have incurred increased payroll and benefits related expenses, which have been offset by a decrease in professional fees paid to outside organizations.  With the addition of an operating location, travel and communication costs between operating locations and the corporate office increased significantly in the first three quarters of 2002 compared to the first three quarters of 2001.  From the inception of our company through September 29, 2002, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers in 1999 and 2001 represent reasonable compensation for their services through September 29, 2002.  Compensation payable to them thereafter will be determined by our board and will increase our general and administrative expenses.  Despite the foregoing increases in general and administrative expenses, the increase in restaurant revenue associated with the opening of our third location caused our general and administrative expenses to decrease as a percentage of revenue.  For the thirteen weeks ended September 29, 2002, these expenses decreased 1.2% from the comparable period in 2001.    During the thirty-nine weeks ended September 29, 2002, such expenses decreased 1.4% compared to the thirty-nine weeks ended September 30, 2001.

We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we solidify our infrastructure to adequately sustain operations across multiple locations.  The anticipated additional restaurant revenues associated with further expansion are expected to result in greater economies of scale for our corporate expenses in the long-term.

Depreciation and Amortization

Depreciation and amortization expense increased by $72,633 from the third quarter of 2001 to the third quarter of 2002.  The increase for the related thirty-nine week period was $222,275.  These increases were primarily the result of depreciation recognized on capital expenditures for our Fargo restaurant.  As a percentage of revenues, depreciation and amortization expense increased 0.7% between the first three quarters of 2001 and the first three quarters of 2002.

Other Income and Expense

Net interest expense increased $35,107 during the thirteen weeks ended September 29, 2002 compared to the similar period in 2001.  Net interest expense increased $162,657 during the thirty-nine weeks ended September 29, 2002 compared to the thirty-nine weeks ended September 30, 2001.  Such increases were due principally to increased debt incurred in the construction of our Fargo location.  Other income and expense for the first three quarters of 2002 includes a loss on assets we replaced which had not been fully depreciated, as well as the proceeds awarded by a NASD Arbitration Panel related to a claim we filed in November 2000 against Equity Securities Investments, Inc., less related legal fees.

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

Our operating activities provided $379,823 of net cash during the thirty-nine weeks ended September 29, 2002.  Using proceeds from promissory notes we issued to New Brighton Ventures, Inc. aggregating $200,000 in February and May 2002, $20,087 in proceeds from issuing common stock pursuant to the exercise of stock options and warrants and the net cash provided by operations, we purchased $452,365 of assets primarily for our Fargo location, made payments on our debt and capital lease obligations aggregating $201,354 and spent $208,141 on pre-paid expenses related to the sale of our Series A Convertible Preferred Stock.

In 2000, we invested excess cash from our initial public offering proceeds in short-term investments with staggered maturity dates to correspond with anticipated pre-opening costs. During the first three quarters of 2001, we redeemed $674,945 of short-term investments.

During the thirty-nine weeks ended September 30, 2001, our operating activities provided $151,676 of net cash.  Using net cash provided by operations, net proceeds from the redemption of short-term investments, $793,125 in proceeds from an equipment lease and $265,990 in proceeds from debt financing, we purchased equipment and a liquor license totaling $2,403,859 and made payments on other debt aggregating $135,236.

Between November 2001 and May 2002, we issued promissory notes aggregating $300,000 to New Brighton Ventures, Inc.  We used the proceeds of these notes to pay capital expenditures related to the development of the Fargo location.  Through September 29, 2002, we had paid monthly installments of accrued interest only.  In October 2002, we repaid the outstanding principal balance in full.

We are pursuing the expansion of our Granite City Food & Brewery® concept into markets where we believe it will have broad appeal and attractive restaurant-level economics.  To raise the funds required to continue our expansion, on October 1, 2002, we sold $1,941,800 of Series A Convertible Preferred Stock and warrants to purchase common stock to accredited investors in an unregistered offering.  The preferred stock may be converted into 1,228,975 shares of common stock at a conversion price of $1.58 per share.  The warrants are exercisable for 614,483 shares of common stock at an exercise price of $1.58 per share.  We also issued a warrant to our placement agent for the purchase of 122,897 shares of common stock at an exercise price of $1.58 per share.  We have also accepted subscriptions for the purchase of an additional $2,333,200 of Series A Convertible Preferred Stock and warrants to purchase common stock, with additional payments due in December 2002 and March 2003.  Under the subscriptions, the preferred stock has a conversion price of $1.58 per share and the warrants have an exercise price of $1.58 per share.

The amount of financing required for new stores depends upon the definitive locations, leasehold improvement costs, construction costs and the type of transactions pursuant to which we establish new locations.  With the net proceeds raised through the sale of Series A Convertible Preferred Stock and warrants to purchase common stock, management believes that we will have sufficient funds to pursue our expansion strategy over the next 18 to 24 months.  We are also considering various alternatives to obtain capital to fund additional expansion, including debt and equity financing, partnerships with investors or combinations thereof.  We cannot assure you that financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases:

We have two land and building lease agreements expiring in 2019 and 2020 with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value is greater than 90% of the estimated fair value.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under these leases, we are required to pay additional percentage rent based upon restaurant sales.  As of September 29, 2002, future obligations relating to the land portion of these leases aggregated $3,626,532 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.   In 2001, we entered into a 20-year operating lease for land upon which we built our third restaurant.  As of September 29, 2002, future obligations under the terms of the lease aggregated $1,371,800 plus percentage rent.

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

Employment Agreements:

We have entered into employment agreements with two officers, both of whom are directors of our company.  The agreements stated that the individuals would receive no monetary compensation during fiscal year 2000, and that salaries would be established in 2001.  In lieu of salaries, we believe the stock options issued to the two officers represent reasonable compensation for their services through September 29, 2002.  Among other provisions, the agreements included change in control provisions that would entitle each of the officers to receive severance pay equal to 18 months of salary if there is a change in control of our company and their employment terminates.  The maximum contingent liability under these agreements is not determinable, as no monetary compensation has been established.

Summary of Contractual Obligations:

The following table summarizes our future obligations under contractual agreements as of September 29, 2002 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent, loan guarantee fees and employment contracts, as such amounts have not yet been determined.

		Payments Due By
	Total	End of Fiscal Year 2002	End of Fiscal Year 2005	End of Fiscal Year 2007	After Fiscal Year 2007
New Brighton Ventures, Inc.	$300,000	$300,000	$—	$—	$—
First National Bank	1,478,543	4,878	101,505	1,372,160	—
Capital Leases	7,477,198	129,732	1,874,463	1,026,700	4,446,303
Operating Leases	5,016,532	45,736	805,513	540,661	3,624,622
Total Obligations	$14,272,273	$480,346	$2,781,481	$2,939,521	$8,070,925

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

In February 2007, we will have a balloon payment due of approximately $1,325,000 on the loan we obtained from an independent financial institution in July 2001.  Currently, this loan bears a fixed interest rate of 8.75%. If it becomes necessary to refinance such balloon balance, we may not be able to secure financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.

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

ITEM 3           Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Within the 90-day period prior to the filing date of this periodic report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our periodic filings with the SEC.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings

Not applicable.

ITEM 2	Changes in Securities

Not applicable.

ITEM 3	Defaults upon Senior Securities

Not applicable.

ITEM 4	Submission of Matters to a Vote of Security Holders

The 2002 annual meeting of shareholders was held August 27, 2002.  Five proposals were submitted for shareholder approval, all of which passed with voting results as follows:

(1)          To elect six directors for the ensuing year and until their successors shall be elected and duly qualified.

	FOR AUTHORITY	WITHHOLD
William E. Burdick	2,341,403	25,300
Steven J. Wagenheim	2,341,703	25,000
Mitchel I. Wachman	2,341,403	25,300
Arthur E. Pew III	2,341,403	25,300
James G. Gilbertson	2,341,403	25,300
Bruce H. Senske	2,341,703	25,000

(2)          To approve the issuance and sale of shares of Series A Convertible Preferred Stock and warrants convertible or exercisable to purchase up to a maximum of 7,500,000 shares of common stock.

FOR:	2,231,850	AGAINST:	30,600

ABSTAIN:	875	NON-VOTE:	103,378

(3)          To approve an amendment to our Articles of Incorporation, as amended, that would change our name to Granite City Food & Brewery Ltd.

FOR:	2,366,203	AGAINST:	500

ABSTAIN:	0	NON-VOTE:	0

(4)          To approve our 2002 Equity Incentive Plan.

FOR:	2,010,950	AGAINST:	226,500

ABSTAIN:	25,875	NON-VOTE:	103,378

(5)          To ratify the appointment of Schechter, Dokken, Kanter, Andrews & Selcer Ltd. as our independent auditors for the fiscal year ending December 29, 2002.

FOR:	2,365,328	AGAINST:	0

ABSTAIN:	1,375	NON-VOTE:	0

ITEM 5	Other Information

Not Applicable.

ITEM 6	Exhibits and Reports on Form 8-K

(a) Exhibits

See “Index to Exhibits.”

(b) Reports on Form 8-K

On September 20, 2002, we filed a Current Report on Form 8-K relating to the change in our corporate name from Founders Food & Firkins Ltd. to Granite City Food & Brewery Ltd.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDERS FOOD & FIRKINS LTD.

Date: November 13, 2002	By	/s/ Mitchel I. Wachman
Mitchel I. Wachman
Chief Financial Officer

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Steven J. Wagenheim, President and Chief Executive Officer of Granite City Food & Brewery Ltd., certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Granite City Food & Brewery Ltd.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	By	/s/ Steven J. Wagenheim
Steven J. Wagenheim
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Mitchel I. Wachman, Chief Financial Officer of Granite City Food & Brewery Ltd., certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Granite City Food & Brewery Ltd.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	By	/s/ Mitchel I. Wachman
Mitchel I. Wachman
Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Granite City Food & Brewery Ltd. (the “Company”) on Form 10-QSB for the quarterly period ended September 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven J. Wagenheim, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 13, 2002	By	/s/ Steven J. Wagenheim
Steven J. Wagenheim
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Granite City Food & Brewery Ltd. (the “Company”) on Form 10-QSB for the quarterly period ended September 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mitchel I. Wachman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 13, 2002	By	/s/ Mitchel I. Wachman
Mitchel I. Wachman
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended.

4.1	Reference is made to Exhibit 3.1.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).

4.3	Specimen unit certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).

4.4	Amendment No. 1 to Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).

10.1	Subscription Agreement and Letter of Investment Intent between the Registrant and Bluestem Capital Partners III Limited Partnership, dated July 25, 2002.

10.2	Subscription Agreement and Letter of Investment Intent between the Registrant and Brew Buddies, L.L.C., dated October 1, 2002.

10.3	Subscription Agreement and Letter of Investment Intent between the Registrant and Andrew J. Redleaf, dated September 27, 2002.

10.4	Form of Common Stock Purchase Warrant issued to Purchasers of Series A Convertible Preferred Stock.

10.5	Form of Common Stock Purchase Warrant issued to Aethlon Capital, LLC.