Form 10KSB
period 2002-12-29
GRANITE CITY FOOD & BREWERY LTD
filed 2003-03-28
CIK 1048620

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB

☒                                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

☐                                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29643

GRANITE CITY FOOD & BREWERY LTD.

(Name of Small Business Issuer in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5831 Cedar Lake Road, St. Louis Park, Minnesota 55416
(Address of Principal Executive Offices, including Zip Code)

(952) 525-2070
(Issuer’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Units (each consisting of one share of Common Stock, $0.01 par value, and one redeemable Class A Warrant to purchase one share of Common Stock), Common Stock ($0.01 par value) and redeemable Class A Warrants to purchase Common Stock

(Title of Class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The issuer’s revenues for its most recent fiscal year were $12,286,749.

The aggregate market value of the common equity held by non-affiliates of the issuer as of February 28, 2003, was approximately $4,810,038.

As of February 28, 2003, the issuer had outstanding 3,869,814 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

The following discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Potential purchasers of our securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Management’s Discussion and Analysis or Plan of Operation — Cautionary Statement.”

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

PART I

ITEM 1                  Description of Business

Overview

We operate three casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®.  Our activities through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant.  Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999.  Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000.  Our third restaurant, located in Fargo, North Dakota, opened in November 2001.  We developed these restaurants using the net proceeds from a private placement conducted in late 1997, our initial public offering in June 2000, financing in the form of long-term building and equipment leases, bank financing, and loans from a related party.

In the fourth quarter of 2002, we obtained financing through the private placement of convertible preferred stock and warrants to purchase common stock.  We plan to open additional restaurants in markets throughout the Midwest with the use of such proceeds.  We continue to explore additional methods of financing in order to further our expansion.

In 2001, we developed a brewing process called Fermentus Interruptus™.  We believe that Fermentus Interruptus will improve the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  We believe that Fermentus Interruptus gives us the ability to improve unit level economics while maintaining the consistency of our beers.   This commissary brewing process will allow us to service up to 25 locations from one wort production site.  We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

We were incorporated on June 26, 1997, as a Minnesota corporation.  Our executive offices are located at 5831 Cedar Lake Road, St. Louis Park, Minnesota 55416, and our telephone number is (952) 525-2070.

Our Granite City Food & Brewery Concept and Business Strategy

Our objective is to develop and operate highly successful restaurants by consistently exceeding our guests’ expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry.  We continue to pursue consistent, long-term growth in unit and overall company earnings in order to provide superior returns for our shareholders.  Our Granite City Food & Brewery concept targets a broad guest base by incorporating two popular national dining preferences:  high quality, casual, value-priced food, and fresh, handcrafted quality beers.  We believe this concept differentiates us from many of our competitors, who feature pre-prepared, smaller portioned food items and mass-produced, pre-packaged beers.  The principal elements of our concept and business strategy are as follows:

•                                          Offer a Broad Selection of Quality Foods at Reasonable Prices.  Granite City Food & Brewery restaurants feature quality food items prepared from scratch daily, based upon hearty Midwestern fare infused with Southwestern, Cajun and California influences. We place a heavy emphasis on freshness, variety, generous portions and attractive presentation.  We feature many items designed with our handcrafted beers in mind, both as ingredients and to accompany meals.  Our menu is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items.  When a guest opens the menu, he or she finds a special section of lunch selections featured at prices which provide a premium meal at a special value for midday diners.

•                                          Offer Old World, Classic Beers Made with a New Brewing Process.  We brew ales and lagers in the Old World tradition to the highest standards of brewing, under the direction of our Chairman of the Board and Brewmaster, William E. Burdick.  Our array of craftbrewed beers is distinguishable from other domestically produced beers by its freshness, flavor and brewing styles.  We permanently offer on tap four unique handcrafted beers which are produced from the highest quality ingredients.  Additionally, we produce seasonal and special ales and lagers handcrafted to promote special events.

•                                          Create a Fun, Energetic Atmosphere and Destination Dining Experience.  We focus on providing the Granite City guest with a fun, warm and energetic atmosphere.  Our restaurant interiors are spacious, open settings designed to create an environment that is upscale, casual and unpretentious.  Guests may watch the brewing process and see food preparation in our open display kitchens, or watch sporting events or other entertainment on the many televisions throughout our dining and bar areas.  We celebrate the art of brewing and cooking by showcasing our breweries and kitchens.

•                                          Create a Passionate Culture of Service.  We foster a passionate culture of guest service among employees, by emphasizing guest service and comfortable dining experience provided by a knowledgeable, energetic staff.  Our intense employee training and supervision is designed to develop motivated, service-oriented employees who strive to deliver strong customer satisfaction.  Our employees are trained to understand how our foods are flavored and prepared, and to describe our handcrafted beers in order to introduce guests to the Granite City concept.  We have a management presence during all business hours to maintain a high level of service at all times and to support our employees in ensuring guest satisfaction.

•                                          Achieve Attractive Restaurant and Microbrewery Economics.  We believe that our restaurant-microbrewery concept and the pricing of our products fit well in our existing markets and the markets which we intend to target for expansion.  We also believe that we have the ability to achieve attractive economics through the sale of higher margin menu items such as our handcrafted beers.

•                                          Pursue Deliberate and Careful Expansion.  We intend to pursue a disciplined expansion strategy in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We believe that continued growth in the Midwest will allow us to achieve attractive economics by establishing name recognition and product branding throughout the region.

Existing and Proposed Locations

We currently operate one Granite City Food & Brewery restaurant in each of the following locations:  St. Cloud, Minnesota; Sioux Falls, South Dakota; and Fargo, North Dakota.

Each of our locations consists of an approximately 10,000 square foot facility conveniently located just off one or more interstate highways and is centrally located within the respective area’s retail, lodging and transportation activity.  Our restaurants have open atmospheres with exposed ceilings as well as floor-to-ceiling window systems creating expansive views of outdoor pond and patio areas used for dining during warm weather months.  This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment.  We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel.  The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape.  We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

Using the proceeds from our sale of Series A Convertible Preferred Stock, we intend to expand in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  As part of our expansion strategy, we have developed a prototype model for our future restaurants.  Our prototypical restaurant will be approximately 8,700 square feet and will require an investment of approximately $3.5 million to $4.0 million for land, building and equipment.  We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. We have entered into a multi-site development agreement whereby we will be provided assistance in site selection, construction management and financing for new Granite City Food & Brewery restaurants.  Under this agreement, we will lease each new restaurant from our developer.  We anticipate that our pre-opening expenses and the initial purchase of furniture, fixtures and equipment will be approximately $1.0 million to $1.5 million per location.

In October 2002, we entered into the above referenced development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, L.L.C. (“Brew Buddies”), our largest beneficial owner of securities.  For more information regarding this relationship and ownership interest, please review “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions.”  The development agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.

The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to us on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.

In January 2003, we entered into a 20-year net lease relating to the restaurant under construction in West Des Moines, Iowa under the terms specified in the development agreement with Dunham.  The 9,449 square foot restaurant will be constructed for us on an area of approximately 2.2 acres on a build-to-suit basis.  The annual rent will be equal to 10.5% of the construction cost including any land cost.  The term of the lease will commence when operations begin and may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

The selection of our Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development.  Such criteria include minimum “trade area” populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.  We have begun construction in the West Des Moines, Iowa area and our developer has purchased sites for us in the Cedar Rapids and Davenport, Iowa markets.

Menu

At the core of our concept is our 75-item menu complemented by fresh, handcrafted beers.  Our menu is committed to full flavored ingredients and value engineering of each item.  Our menu is based on the preparation of distinctive items not generally featured on restaurant chain menus.  We are continuously engaged in food development and create new menu items and weekly specials on a regular basis.  All menu items are staff and guest tested then refined before menu implementation.

Our menu is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items.  When our menu is opened, our guests find a special section of lunch selections featured at prices ranging from $5.25 to $6.50, providing a premium meal at a special value for midday diners.  We also offer signature selections, meals which are among our chefs’ personal favorites.  These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer.  Our overall menu prices range from $3.95 for appetizers to $15.95 for our BBQ Pork Ribs.  Most of our 75 menu items range from $6.00 to $10.00.

Some of our more popular items include our Granite City Ale and Cheddar Soup, Chicken Caesar Chalupa, Grilled Chicken and Bruschetta Salad, Chinese Pasta Salad, Grilled London Broil with Bourbon Onion Sauce, Southern Fried Chicken Breast Sandwich (marinated in buttermilk and Cajun spices), Honey Rosemary Filet Mignon and the Granite City Walleye.  We currently offer up to six new menu items weekly, ranging from appetizers to salads and entrees.  This approach allows us to develop continuous improvement and innovation, an important strategy that keeps our menu fresh and interesting.  Approximately 11% of food sales are generated through weekly specials.  We also solicit input from guests regarding our menu offerings.

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

Brewing Operations – Fermentus Interruptus

Our flagship brews consist of four styles available every day.  In addition, we also produce specialty or seasonal beers which are designed to attract beer enthusiasts.  Seasonal ales are often tied to particular events including Oktoberfest, St. Patrick’s Day, Christmas and Easter.  Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions.  It is this ability to craft beers to our events that builds customer appeal and provides customers with a different feel or experience each time they visit, which we believe promotes strong repeat business.

We have created a new brewing process that we believe will improve the quality, consistency and efficiency of serving handcrafted brews at multiple locations.  This process, Fermentus Interruptus, will enable us to keep our high quality product intact while enhancing overall profitability.  We believe that Fermentus Interruptus provides us with a distinct competitive advantage because it fits our development strategy of clustering our locations within geographic regions to maximize operational efficiencies.

Our Fargo location was the first to use this process.  In the case of Fargo, the brewing process begins in our Sioux Falls location where wort is produced.  This non-alcoholic liquid is then transported via truck to the fermentation vessels in the brewery that serves the brew.  It is then fermented by adding yeast to complete the brewing process.  We use the freshest and finest malted barleys, wheats and rye as well as various hops, which we purchase from a variety of sources in Europe and North America.  Our Chairman of the Board and Brewmaster, William E. Burdick, developed Fermentus Interruptus in order to maintain the quality and consistency of our beer products.  This process will allow us to service up to 25 locations from one wort production site.

We believe that Fermentus Interruptus will improve the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  Because the initial stages of brewing are under the director of a single brewing team, consistency of product is further maintained.  We believe that Fermentus Interruptus gives us the ability to improve unit level economics while maintaining the consistency of our Old World, classic beers.

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

Management and Employees

Our ability to effectively manage restaurants in multiple geographic areas will be critical to our success.  Our existing locations are accessible by major highways which will allow our current management to provide assistance in development, restaurant opening and on-going support and managerial supervision to create strong and responsive employee teams at each location.  Store-level management teams consist of a general manager, a kitchen manager and assistant managers.  The management team receives incentive bonuses based upon financial and qualitative performance criteria, including the results of mystery shoppers who anonymously evaluate individual restaurants.  Each member of our restaurant management team is cross-trained in all operational areas.  As we grow and expand geographically, we expect to add additional employees to ensure proper management, support and controls.

We expect that each Granite City restaurant will employ approximately 125 hourly employees, approximately 90% of whom will be part time.  All employees are trained and work on a buddy-trailing system before they are scheduled to work independently.

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

Operational Controls

Our restaurants use personal computer systems that are integrated with management reporting systems which enable us to monitor restaurant sales and product and labor costs on a daily basis.  Financial controls are maintained through a centralized accounting system.  Our monthly financial statements are generated within a relatively short period of time so that management may review and respond to requirements in a timely fashion.  We continuously monitor sales, product costs, labor costs, operating expenses and advertising and promotional expenses.  We believe that our system of controls is adequate for our planned expansion.

Hours of Operation

Our restaurants are open seven days a week, from 11:00 a.m. to 1:00 a.m., Monday through Saturday, and from 10:00 a.m. to midnight on Sunday.  On Sundays, beginning at 10:00 a.m., we offer a buffet style brunch, featuring both breakfast and lunch items, which follows our high quality standards and price/value relationship.  We are open on selected holidays.

Purchasing

We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources.  To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we control such purchasing by buying from a variety of national, regional and local suppliers at negotiated prices.  Most food products are shipped from a central distributor directly to our existing restaurants two to four or more times per week.  Produce is delivered six times per week from local suppliers to ensure product freshness.  We do not maintain a central food product warehouse.  As is typical in our industry, we do not have any long-term contracts with our food or brewing ingredient suppliers.  We purchase ingredients for our brewing operations from a variety of foreign and domestic suppliers at negotiated prices.  We have not experienced significant delays in receiving food products, brewing ingredients, restaurant supplies or equipment.  As the number of our restaurants increases, we expect to gain greater leverage in purchasing of food and brewing products.

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

We are subject to “dram-shop” statutes in the states in which our restaurants are located.  These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry.

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime.  Some states have set minimum wage requirements higher than the federal level.  Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs.  We are also subject to the Americans With Disabilities Act of 1990, which, among other things, requires us to design certain features into our restaurants to meet federally mandated requirements.  The cost of these designs is not expected to materially affect us.

Beer and Liquor Regulation

Licensing Requirements

We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as the licensing requirements of states and municipalities where our restaurants are, or will be, located.  Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the brewing and/or sale of our beer.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Management believes that our company is operating in substantial compliance with applicable laws and regulations governing our operations.

Excise Taxes

The federal government currently imposes an excise tax of $18 on each barrel of beer produced for domestic consumption in the United States.  However, each brewer with production of not more than 2,000,000 barrels per year is taxed only $7 per barrel on the first 60,000 barrels produced annually.  If company-wide production increases to amounts over 60,000 barrels per year, there will be an increase in our average federal excise tax rate.  We are not aware of any plans by the federal government to reduce or eliminate the small brewer’s credit.

Each of the states in which we currently do business imposes an excise tax based on the amount of beer sold.  The amounts of such taxes vary by state and range from $2.48 to $8.50 per barrel.  We anticipate similar excise taxes will be imposed by states in which we build future restaurants.

Limits on Production

Most states regulate microbreweries and maintain limits on beer production.  Additionally, certain states include restrictions on beer sales and beer purchases.  While regulations vary from state to state, in the states which we do business, the production limits range from 3,500 to 10,000 barrels per year.  We believe we can operate our existing Granite City locations without violating such restrictions.  Although states into which we may expand may also limit the amount of beer production to a specific number of barrels per year, we believe that we will be able to expand into future locations without violating such production limits.

Competition

The restaurant industry is intensely competitive.  We positioned the Granite City concept in the high-quality casual dining segment.  In our current and proposed markets, we compete with established local restaurants, established national chains such as TGI Friday’s, Applebee’s, Outback Steak House, Bennigan’s, Champps Americana, Timberlodge Steak House, Chilis, Olive Garden, Ground Round, Red Lobster, Ciatti’s, as

well as Rock Bottom and Hop’s, which also have on-premises brewing.  Throughout the United States, including markets which we intend to target for expansion, there are micro-breweries of various sizes and qualities, some of which feature food.  Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location.  We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specialty handcrafted beers.  We compete with a number of well-established national, regional or local restaurants which have substantially greater financial, marketing, personnel and other resources than we do.  We also compete with many other retail establishments for site locations.

Employees

As of January 1, 2003, we had approximately 312 employees, representing approximately 67 full time employees and approximately 245 part time employees.

Trademarks, Service Marks and Patents

We have a federal registration of the trademark “Granite City Food & Brewery.”  We have applications pending for federal registration of the trademarks “A Celebration Of Beer,” and “Fermentus Interruptus.”  We have registered in Minnesota the trademarks “Granite City Food & Brewery,” “Brother Benedict’s Mai Bock,” “Victory Lager,” “Pride of Pilsen,” “Northern Light” and “Duke of Wellington.”  Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

ITEM 2                  Description of Property

Our corporate headquarters is located in St. Louis Park, Minnesota.  We occupy this facility under a month-to-month lease at a rate of $2,550 per month.

In July 1998, we entered into a net lease relating to our restaurant in St. Cloud, Minnesota, with St. Cloud Investments, L.L.P., an unrelated third party.  This 10,000 square foot building was constructed for us on a build-to-suit basis.  We lease the St. Cloud location over a 20-year term at an annual base rent which escalates every five years.  The annual base rents over the initial lease term are as follows: $217,946, $227,734, $238,990 and $251,934, subject to adjustment as provided in the lease.  In addition to the annual base rent, we are obligated to pay an annual percentage rent in the amount of 7% on gross sales at the site in excess of $3,200,000 per year.  During the years ended December 30, 2001 and December 29, 2002, we paid percentage rent in St. Cloud of $45,578 and $46,350, respectively.  The lease may be extended at our option for up to two additional five-year periods on the same terms and conditions, except that the annual base rent would increase during any such extension.  The lease has been personally guaranteed by Steven J. Wagenheim and William E. Burdick.  We paid an effective annual rent of $26.35 and $26.43 per square foot for the years ended December 30, 2001 and December 29, 2002, respectively, at the St. Cloud location.

In June 2000, we entered into a net lease relating to our restaurant in Sioux Falls, South Dakota, with Sioux Falls Investments, L.L.P., an unrelated third party.  This 10,600 square foot restaurant was constructed for us on a build-to-suit basis.  We lease the Sioux Falls location over a 20-year term at an annual base rent which escalates every five years.  The annual base rents over the initial lease term are as follows: $291,395, $305,177, $321,025 and $339,252, subject to adjustment as provided in the lease.  In addition to the annual base rent, we are obligated to pay an annual percentage rent in the amount of 7% on gross sales at the site in excess of $4,162,791 per year.  During the year ended December 29, 2002, we paid $1,263 in percentage rent based on the sales activity for the previous year.  No percentage rent is due for the year ended December 29, 2002.  The lease may be extended at our option for up to two additional five-year periods on the same terms and conditions, except that the annual base rent would increase during any such extension.  The lease has been personally guaranteed by Steven

J. Wagenheim and William E. Burdick.  We paid an effective annual rent of $27.61 and $27.49 per square foot for the years ended December 30, 2001 and December 29, 2002, respectively, at the Sioux Falls location.

In January 2001, we entered into a 20-year net ground lease relating to our restaurant in Fargo, North Dakota, with West Acres Development, LLP, an unrelated third party.  Under the lease terms, we are obligated to pay annual base rent of $72,000, plus annual percentage rent equal to the amount, if any, by which 3% of our gross sales at the site exceeds the annual base rent.  During the year ended December 29, 2002, we paid percentage rent of $46,635 related to the period from November 2001 through August 2002.  An additional $13,900 has been accrued for percentage rent for the period from September through December 2002.  We also pay insurance, property taxes on the land and improvements and a share of common area maintenance costs.  We may extend the lease at our option for an additional five-year period on the same terms and conditions, except that the annual base rent would increase for any such extension.  As of December 29, 2002, the effective annual rent per square foot at our Fargo location was $12.79 (land only).  For information regarding the leasehold mortgage and security agreement applicable to our Fargo restaurant, please review “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.”

In the opinion of our management, each of our existing locations is adequately covered by insurance.

ITEM 3                  Legal Proceedings

We were not a party to any material litigation as of February 28, 2003.

 ITEM 4                 Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of February 28, 2003.  Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office.

Name	Age	Position with Company
William E. Burdick	62	Chairman of the Board, Brewmaster and Director
Steven J. Wagenheim	49	President, Chief Executive Officer and Director
Monica A. Underwood	43	Interim Chief Financial Officer and Corporate Controller

William E. Burdick, Chairman of the Board, Brewmaster and director, is one of our founders.  Mr. Burdick has over 30 years experience in the restaurant, hospitality and brewing industry in both corporate and private ownership positions.  Mr. Burdick has been the President and shareholder of Sherlock’s Home Restaurant Pub and Brewery since 1989.  Mr. Burdick is a brewing chemist with a Bachelor’s degree in micro biology from Brown University, and a graduate of Harrist-Watt University, Edinburgh, Scotland, with a Master’s degree in brewing science.  Mr. Burdick’s early career began in Great Britain following his formal education as a brewing chemist for the William Younger Brewing Company.  After several years of brewing, Mr. Burdick began the design and development phase of his career with the development of pubs for Allied Breweries as they expanded a series of 140 pubs during a four year period in the north of England.  Mr. Burdick is a member of the Society of British Brewers, The Royal Society of Brewing Chemist in London as well as a member of the Association of Master Brewers in the USA.  Mr. Burdick writes for several brewing publications and lectures widely on brewing, brewing history and brewing science.  Mr. Burdick joined International Multifoods Corporation in Minneapolis in

1976 as head of restaurant design and development.  Mr. Burdick was responsible for the site selection, design, construction and opening of over 400 restaurants from 1976 to 1988 and included such chains as: Boston Sea Party, T. Butcherblock and Mr. Donut.

Steven J. Wagenheim, President, Chief Executive Officer and director, is also one of our founders.  Mr. Wagenheim has over 25 years of hospitality industry experience as corporate executive, owner/operator, manager and consultant for hotels, resorts, individual and multi-unit restaurant operations.  Mr. Wagenheim is the Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., which operates a Champps Americana restaurant in New Brighton, Minnesota.  Since 1989, Mr. Wagenheim has been involved in the expansion and operations of Champps restaurants.  Between 1989 and 1992, Mr. Wagenheim was Chief Operating Officer of Champps Entertainment, Inc.  Between 1992 and March 1994, he was the Chief Executive Officer and director of Champps Development Group, Inc., which managed franchised Champps restaurants in Richfield and New Brighton, Minnesota.  Between March 1994 and March 1996, he served as President and a director of Americana Dining Corporation which operated Champps restaurants in Minnesota and developed Champps restaurants in Ohio.  In April 1996, Mr. Wagenheim sold his interest in Americana Dining Corporation to Daka International, Inc. and formed New Brighton Ventures, Inc.  Prior to his association with Champps Entertainment, Mr. Wagenheim was a principal of the Leisure Time Industries practice for the international accounting firm, Laventhol & Horwath.  He specialized in the restaurant industry with primary emphasis in the areas of operational management, the creation and implementation of accounting systems, conceptual evaluation, organizational development and productivity management.  Mr. Wagenheim received his Bachelor’s degree from Michigan State University and an Associate’s Degree in Culinary Arts from the Culinary Institute of America.

Monica A. Underwood became our Interim Chief Financial Officer in February 2003.  Ms. Underwood has also served as our Corporate Controller since April 2001.  Prior to joining our company in 2001, she was the Corporate Controller for iNTELEFILM Corporation, an entity engaged in television commercial production, from May 1990 to April 2001.

PART II

ITEM 5                  Market for Common Equity and Related Shareholder Matters

Our common stock has been listed on The Nasdaq SmallCap Market under the symbol “GCFB” since the separability date of our units in August 2001.  The following table sets forth the approximate high and low sales prices for our common stock for the periods indicated as reported by the Nasdaq SmallCap Market.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
2001
Third Quarter (commencing August 6, 2001)	$1.75	$1.00
Fourth Quarter	$2.24	$0.75
2002
First Quarter	$4.81	$1.58
Second Quarter	$2.00	$1.36
Third Quarter	$1.82	$1.25
Fourth Quarter	$2.45	$1.20

As of February 28, 2003, we had 52 shareholders of record and approximately 630 beneficial owners.

We have never declared or paid cash dividends to holders of our common stock.  We currently do not intend to pay cash dividends on our common stock as we intend to retain future earnings for the operation and expansion of our business.  Any future payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements and contractual restrictions, if any, and other factors deemed relevant by our board.  In addition, our ability to pay dividends is restricted by the covenants of the $1.5 million loan agreement we entered into in July 2001, which prohibit us from dividend distributions if an event of default occurs under such agreement.

Sales of Unregistered Securities during the Fourth Quarter of 2002

During the fourth quarter of 2002, we conducted a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock.  We sold 55,600 shares of preferred stock for aggregate gross proceeds of $5,560,000, including subscriptions of $683,300 and commitments of $816,600 to be paid in March 2003.  As of March 20, 2003, we had not issued 1,500 shares of preferred stock and the related warrants, as a purchaser had failed to honor a contractual obligation to pay us $150,000.  As of March 20, 2003, the outstanding preferred stock is convertible into an aggregate of 3,424,029 shares of common stock at a conversion price of $1.58 per share.  The preferred stock pays an 8% cumulative dividend in cash or in our common stock.  The company may require conversion under certain circumstances.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,712,007 shares of common stock at an exercise price of $1.58 per share.  In connection with such placement, we issued our agents warrants to purchase an aggregate of 279,111 shares of common stock at an exercise price of $1.58 per share and paid our agents cash commissions aggregating $441,000.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) and the safeharbor provided by Rule 506 of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act.  In addition, the recipients of such securities received, or had access to, material information concerning Granite City Food & Brewery Ltd., including, but not limited to, our reports on Form 10-KSB, For 10-QSB and Form 8-K, as filed with the SEC.

ITEM 6                  Management’s Discussion and Analysis or Plan of Operation

Overview

We operate three casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery.  Our activities in 1998 and through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant.  Our initial restaurant commenced operations in St. Cloud, Minnesota in July 1999.Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000.  Our third restaurant, located in Fargo, North Dakota, opened in November 2001. We financed our three restaurants using the net proceeds from our 1997 private placement and our 2000 initial public offering, together with financing in the form of long-term building and equipment leases, bank financing and loans from a related party.

In 2001, we developed a brewing process called Fermentus Interruptus.  We believe that Fermentus Interruptus will improve the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  We believe that Fermentus Interruptus gives us the ability to improve unit level economics while maintaining the consistency of our beers.   This commissary brewing process will allow us to service up to 25 locations from one wort production site.    We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

During the fourth quarter of 2002, we obtained financing through the private placement of convertible preferred stock and warrants to purchase common stock.    Using such proceeds, we plan to open additional restaurants in markets throughout the Midwest.  We will continue to explore additional methods of financing in order to further pursue our expansion plans.

We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.

We expect the timing of new restaurant openings to have a significant impact on restaurant revenues and costs.  We believe we will incur the most significant portion of pre-opening costs associated with a new restaurant within the quarter immediately preceding, and the month of, the opening of such restaurant

We use a 52/53-week fiscal year ending on the last Sunday of the month to account for our operations.  All references to “2001” and “2002” within the following discussion represent fiscal years ended December 30, 2001 and December 29, 2002, respectively.  Our fiscal year ended December 30, 2001 included 109 restaurant weeks while our fiscal year ended December 29, 2002 included 156 restaurant weeks.

Our restaurant sales are comprised almost entirely of the sales of food and beverages.  Product costs include the costs of food and beverages.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Depreciation and amortization principally include depreciation on capital expenditures for restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants.  Other income and expense includes primarily the cost of interest expense on debt and capital leases, interest income on invested assets and gain or loss on the disposal of assets.

Results of Operations

The table below sets forth results of our operations for the years ended December 30, 2001 and December 29, 2002.

	Year Ended December 30, 2001		Year Ended December 29, 2002

	Amount	Percent	Amount	Percent

Restaurant revenues	$8,885,036	100.0%	$12,286,749	100.0%

Restaurant costs:
Food and beverage	2,586,800	29.1	3,520,107	28.6
Labor	2,948,245	33.2	4,192,970	34.1
Direct and occupancy	1,876,572	21.1	2,612,019	21.3
Total restaurant costs	7,411,617	83.4	10,325,096	84.0

Income from restaurant operations	1,473,419	16.6	1,961,653	16.0

Pre-opening costs	228,358	2.6	—	0.0
General and administrative	767,473	8.6	924,652	7.5
Depreciation and amortization	528,302	5.9	766,851	6.2

Operating income (loss)	(50,714)	(0.5)	270,150	2.3
Interest:
Income	30,600	0.3	12,335	0.1
Expense	(401,892)	(4.5)	(531,056)	(4.4)
Other income, net	(6,014)	(0.1)	32,354	0.2
Net other expense	(377,306)	(4.3)	(486,367)	(4.1)

Net loss	$(428,020)	(4.8)%	$(216,217)	(1.8)%

Critical Accounting Policies

This discussion and analysis is based upon our consolidated financial statements, which were prepared in conformity with generally accepted accounting principles.  These principles require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  We have identified the following critical accounting policies and estimates utilized by management in the preparation of our financial statements:

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

Results of Operations for the Fiscal Years Ended December 30, 2001 and December 29, 2002

Restaurant Revenues

Our first restaurant, located in St. Cloud, Minnesota, opened in June 1999.  Our second restaurant, located in Sioux Falls, South Dakota, opened in December 2000 and our third restaurant, located in Fargo, North Dakota, opened in November 2001.  We generated $8,885,036 and $12,286,749 of restaurant revenues during 2001 compared to 2002, respectively.  The 38% increase in revenues for 2002 over that of 2001 was attributed principally to the addition of an operating unit.  Our 2001 operations included 109 restaurant weeks compared to 156 restaurant weeks in 2002.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months.  In addition, restaurants typically experience a temporary period of high revenues immediately following their opening due to increased demand fostered by the publicity surrounding the opening (the “honeymoon effect”).  The Sioux Falls location experienced the honeymoon effect during the first quarter of 2001 while the Fargo location experienced the honeymoon effect throughout the first quarter of 2002.

Restaurant Costs

Food and Beverage

Our food and beverage cost decreased by 0.5% as a percentage of revenues during 2002 compared to 2001.  The decrease we experienced in 2002 was due primarily to an increase in purchasing power with the opening of our Fargo location.  We expect that, with the addition of future locations, increased purchasing power will further reduce our food and beverage costs as a percentage of revenues.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food costs and guest preferences.  We periodically create new menu offerings in both our craftbrewed beers and our food based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we are able to offset such increases with our weekly specials that provide variety to our guests at a excellent price value.  Our varieties of craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.

Labor

Our labor costs increased by 0.9% as a percentage of revenues during 2002 from that experienced in 2001.  Throughout 2002, we experienced increases in employee benefit costs, primarily health insurance, which has increased our labor costs, as have increases in wages paid to retain good employees and ensure high quality guest service.

We expect that labor costs will vary as we add new locations.  Minimum wage laws, local labor laws and practices, as well as unemployment insurance rates and workers compensation insurance rates vary from state to state and will affect our labor costs.  In addition, we believe that retention of good employees ensures high quality guest service and reduces hiring and training costs.  Hiring and training cost savings associated with increased staff experience are offset slightly by pay increases as our staff gains more experience.

Direct and Occupancy

Our direct and occupancy expenses increased 0.2% as a percentage of revenues during 2002 from that experienced in 2001.  Operating supplies, rent and occupancy costs, repairs and maintenance and advertising expense represent the majority of our direct and occupancy expenses.  A substantial portion of these expenses is fixed or indirectly variable.  While some such expenses, including advertising and promotion, decreased during 2002, occupancy costs such as common area maintenance expense, insurance, percentage rent and property taxes increased over that of the prior fiscal year.

Pre-Opening Costs

Pre-opening costs experienced during 2001 related to the opening of our Fargo restaurant.  Management believes that with experience, our training team will become more efficient and we will be able to reduce pre-opening expenses for any future locations we may open to approximately $200,000 to $225,000 per unit.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include professional fees, office administration and centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $157,179 during the 2002 compared to 2001.  In order to retain core management and build our infrastructure to facilitate growth, we have incurred increased payroll and benefits related expenses, which have been offset by a decrease in professional fees paid to outside organizations.  With the addition of an operating location, travel and communication costs between operating locations and the corporate office increased significantly in 2002. Despite the foregoing increases in general and administrative expenses, the increase in restaurant revenue associated with the opening of our third location caused our general and administrative expenses in 2002 to decrease 1.1% as a percentage of revenue from that of 2001.

From the inception of our company through December 29, 2002, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers in 1999, 2001 and 2003 represent reasonable compensation for their services through December 29, 2002.  Compensation payable to executive officers in 2003 will increase our general and administrative expenses.

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

Depreciation and Amortization

Depreciation expense increased $238,549 from $528,302 in 2001 to $766,851 in 2002.  This increase was due principally to the additional depreciation related to new buildings and equipment at our Fargo location.  As a percentage of revenue, depreciation expense increased from 2001 to 2002 by 0.3%.

Other Income and Expense

Net interest expense increased $147,429 during 2002 compared to 2001.  Such increase was due principally to increased debt incurred in the construction of our Fargo location.  Other income and expense for 2002 includes a loss on assets we replaced which had not been fully depreciated, as well as the proceeds awarded by a NASD Arbitration Panel related to a claim we filed in November 2000 against Equity Securities Investments, Inc., less related legal fees.

Liquidity and Capital Resources

To date, we have required capital principally for the development, construction and opening of new restaurants.  We obtained gross proceeds aggregating $11.0 million through the sales of our securities between 1977 and 2002.  During that same period, we obtained financing through building and equipment leases, long-term debt from an independent financial institution and loans from New Brighton Ventures, Inc., an entity owned in part by our President and Chief Executive Officer..

Our operating activities provided $565,881 of net cash during 2002.  Using proceeds from promissory notes we issued to New Brighton Ventures, Inc. aggregating $200,000 in February and May 2002, $21,738 in net proceeds from issuing common stock pursuant to the exercise of stock options and warrants, $3,437,094 in net proceeds from the sale of Series A Convertible Preferred Stock, and the net cash provided by operations, we purchased $522,766 of assets primarily for our Fargo location and made payments on our debt and capital lease obligations aggregating $564,499.

In 2001, we invested excess cash from our initial public offering proceeds in short-term investments with staggered maturity dates to correspond with anticipated pre-opening costs. During 2001, we redeemed $674,945 of short-term investments.

Our operating activities during 2001 provided $521,664 of net cash.  Using certain net proceeds from our initial public offering, leases aggregating $793,125, a note payable of $1.5 million, entered into in July 2001 and an advance from New Brighton Ventures, Inc., an entity owned in part by our President and Chief Executive Officer, Steven J. Wagenheim, of $100,000, we:

•                  purchased $456,821 of equipment primarily for our Sioux Falls location,

•                  expended $3,355,128 toward the construction of our Fargo location,

•                  made payments on our capital lease obligations and debt owed to related parties in the amounts of $186,234 and $6,627, respectively, and

•                  paid $164,071 for loan fees, a portion of our Fargo liquor license and activity related to pending trademarks and an application for patent protection.

On January 18, 2001, we entered into a ground lease for property located adjacent to the West Acres Mall in Fargo and initiated construction of a 9,720 square foot restaurant.  The sources for development and construction of the restaurant included:

•                   our own funds,

•                   a $750,000 sale-leaseback of the Sioux Falls equipment, entered into in June 2001, maturing in 2008 and bearing interest at 9.0% annually, and

•                   a $1.5 million loan from an independent financial institution, the proceeds of which were used to pay construction costs.

The above-referenced loan matures on February 19, 2007 and bears interest at the rate of 8.75% per annum.  The loan agreement and related loan documentation contain other customary terms and conditions.  The loan is secured by a leasehold mortgage, a security agreement granting to the bank a first security interest in the lease and all of our inventory, accounts, general intangibles, equipment, furniture, fixtures, and our personal property pertaining to the project, an assignment of leases and rents, and guaranties by three of our directors.  In connection with their guaranties of the loan, these guarantors and our company entered into an Agreement Concerning Guaranty.  For details regarding this agreement, please review “Certain Relationships and Related Transactions.”  The loan agreement includes customary covenants, including a limitation on our ability to incur additional indebtedness, other than ordinary trade debt, make investments in other persons or make distributions or dividends if an event of default occurs under the agreement.

Between November 2001 and May 2002, we issued promissory notes aggregating $300,000 to New Brighton Ventures, Inc., an entity owned in part by our President and Chief Executive Officer, Steven J. Wagenheim.  We used the proceeds of these notes to pay capital expenditures related to the development of the Fargo location.  Through September 30, 2002, we paid monthly installments of accrued interest only at a rate of prime plus 0.5%.  In October 2002, we repaid the outstanding principal balance of such notes in full.

We are pursuing the expansion of our Granite City Food & Brewery concept into markets where we believe it will have broad appeal and attractive restaurant-level economics.  To raise funds required for continued expansion, we sold 55,600 shares of preferred stock for aggregate gross proceeds of $5,560,000, including subscriptions of $683,300 and commitments of $816,600 to be paid in March 2003.  As of March 20, 2003, we had not issued 1,500 shares of preferred stock and the related warrants, as a purchaser had failed to honor a contractual obligation to pay us $150,000.  As of March 20, 2003, the outstanding preferred stock is convertible into an aggregate of 3,424,029 shares of common stock at a conversion price of $1.58 per share.  The preferred stock pays an 8% cumulative dividend in cash or in our common stock.  We may require conversion under certain circumstances.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,712,007 shares of common stock at an exercise price of $1.58 per share.

In October 2002, we entered into a multi-site development agreement.  As part of this agreement, our developer will provide assistance in site selection, construction management and financing for new Granite City Food & Brewery restaurants.  We will purchase the furniture, fixtures and equipment for the new restaurants, provide for the pre-opening expenses, and enter into leasing arrangements with the developer regarding the new restaurants.

The amount of financing required for new stores depends upon the definitive locations, leasehold improvement costs, construction costs and the type of transactions pursuant to which we establish new locations.  With the net proceeds raised through the sale of preferred stock, management believes that we will have sufficient funds to pursue our expansion strategy over the next 18 to 24 months.  In addition to the development agreement reference above, we are also considering various alternatives to obtain capital to fund further expansion, including debt and equity financing, partnerships with investors or combinations thereof.  We cannot assure you that the additional financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases

We have two land and building lease agreements expiring in 2019 and 2020 with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value is greater than 90% of the estimated fair value.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under these leases, we are required to pay additional percentage rent based upon restaurant sales.  As of December 29, 2002, future obligations relating to the land portion of these leases aggregated $3,594,942 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.   In 2001, we entered into a 20-year operating lease for land upon which we built our third restaurant.  As of December 29, 2002, future obligations under the terms of the lease aggregated $1,359,800 plus percentage rent.

Personal Guaranties

Three of our directors have personally guaranteed the lease on two of our restaurants and the $1.5 million loan we obtained to finance our third restaurant.  In connection with the loan, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which assures that we will use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, our board of directors agreed to compensate each of the guarantors for their existing and possible future guarantees of our indebtedness.  Although the amount has not yet been determined, our board agreed that such compensation would be paid upon the initial payment of rent on our fourth restaurant lease.

Employment Agreements

We have entered into an employment agreement with our President and Chief Executive Officer who is also a director of our company.  The agreement stated that he would receive no monetary compensation during fiscal year 2000, and that a salary would be established thereafter.  In lieu of a salary, we believe the stock options issued to him in 1999, 2001 and 2003 represent reasonable compensation for his services through December 29, 2002.  Among other provisions, the agreement includes a change in control provision that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  As of December 29, 2002, the maximum contingent liability under this agreement was not determinable, as no monetary compensation had been established.

Summary of Contractual Obligations

The following table summarizes our future obligations under contractual agreements as of December 29, 2002 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent, loan guarantee fees and employment contracts as such amounts were not yet determinable at December 29, 2002.

	Payments Due By
	Total	End of Fiscal Year 2003	End of Fiscal Year 2005	End of Fiscal Year 2007	Thereafter
First National Bank	$1,474,050	$31,401	$70,489	$1,372,160	$—
Capital Leases	7,347,464	625,529	1,248,934	1,026,699	4,446,302
Operating Leases	4,970,796	270,124	535,389	540,660	3,624,623
Total Obligations	$13,792,310	$927,054	$1,854,812	$2,939,519	$8,070,925

Qualitative and Quantitative Disclosures about Market Risk

Our company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

Changes in Interest Rates

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

Changes in Commodity Prices

 Many of the food products we purchase are affected by commodity pricing and are, therefore, subject to unpredictable price volatility.   These commodities are generally purchased based upon market prices established with vendors.  Extreme fluctuations in commodity prices and/or long-term changes could have an adverse affect on us.  Substantially all of our food and supplies are available from several sources, which helps to control food commodity risks.  Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to food product price increases.  If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

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

Cautionary Statement

Granite City Food & Brewery Ltd., or persons acting on our behalf, or outside reviewers retained by us making statements on our behalf, or underwriters of our securities, from time to time, may make, in writing or orally, “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995.  This Cautionary Statement, when used in conjunction with an identified forward-looking statement, is for the purpose of qualifying for the “safe harbor” provisions of the Litigation Reform Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from such forward-looking statements.  These factors are in addition to any other cautionary statements, written or oral, which may be made, or referred to, in connection with any such forward-looking statement.

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

Risks Related to our Business

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

Our business could be materially adversely affected if we are unable to expand in a timely and profitable manner.  To continue to grow, we must open new restaurants on a timely and profitable basis.  We may experience delays in restaurant openings which could materially adversely affect our business, financial condition, operating results and cash flows.  Our ability to expand successfully depends upon a number of factors, some of which are beyond our control, including:

•              identification and availability of suitable restaurant sites

•              competition for restaurant sites

•              negotiation of favorable build-to-suit leases and sale-leaseback agreements

•              management of construction and development costs of new restaurants

•              availability of financing for the purchase or lease of restaurant and brewing equipment and leasehold improvements

•              securing required governmental approvals, licenses and permits

•              recruitment of qualified operating personnel, particularly general managers and kitchen managers

•              competition in new markets

In addition, we contemplate entering geographic markets in which we have no operating experience.  These new markets may have demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns different than those present in our existing markets, which may cause our new restaurants to be less successful than our existing restaurants.

Unanticipated costs or delays in the development or construction of our restaurants could prevent our timely and cost-effective opening of new restaurants.  We depend upon contractors and real estate developers to construct our restaurants.  After developers construct our restaurants, we invest heavily in leasehold improvements for completion of our restaurants.  Many factors could adversely affect the cost and time associated with our development of restaurants, including:

•               labor disputes

•              shortages of materials and skilled labor

•              adverse weather

•              unforeseen construction problems

•              environmental problems

•              zoning problems

•              federal, state and local government regulations

•              modifications in design

•              other unanticipated increases in costs

Any of these factors could give rise to delays or cost overruns which may prevent us from developing additional restaurants within anticipated budgets and expected development schedules.  Any such failure could have a material adverse effect on our business, financial condition, operating results and cash flows.

We may be unable to fund our significant future capital needs in the long term and we may need additional funds sooner than anticipated.  To finance our expansion plans, we require funds for capital expenditures, pre-opening costs and to offset negative cash flow related to new restaurant openings.  Although we recently obtained gross proceeds of approximately $5.6 million through a private placement of our securities, we may not be able to obtain additional future financing on acceptable terms.  If financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.  We may raise future capital through the issuance of our securities.  Depending upon the price at which we issue securities to fund expansion, your holdings may be diluted.  Specifically, our future expansion may be delayed or curtailed:

•              if future cash flows from operations fail to meet our expectations

•              if costs and capital expenditures for new restaurant development exceed anticipated amounts

•              if we incur unanticipated expenditures related to our operations

•              if we are unable to obtain acceptable lease or sale-leaseback financing of restaurants

•              if landlord contributions, financing and other incentives are lower than expected

•              if we are required to reduce prices to respond to competitive pressures

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

We may be unable to successfully compete with other restaurants in our markets.  The restaurant industry is intensely competitive.  There are many well-established competitors with greater financial, marketing, personnel and other resources than ours, and many of such competitors are well established in the markets where we have restaurants, or in which we intend to establish restaurants.  Additionally, other companies may develop restaurants with similar concepts in our markets.  Any inability to successfully compete with restaurants in our markets could prevent us from increasing or sustaining our revenues and result in a material adverse effect on our business, financial condition, results of operations or cash flows.  We may also need to make changes to our established concept in order to compete with new and developing restaurant concepts that become popular within our markets.  We cannot assure you that we will be successful in implementing such changes or that these changes will not reduce our profitability.

Changes in consumer preferences or discretionary consumer spending could negatively impact our results.  Our operating results may be affected by changes in guest tastes, the popularity of handcrafted beers, general economic and political conditions and the level of competition in our markets.  Our continued success depends, in part, upon the popularity of micro-brewed beers and casual, broad menu restaurants.  Shifts in consumer preferences away from these beers and this dining style could materially adversely affect our future profitability.  Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income and consumer confidence.  In a weak economy, our customers may reduce their level of discretionary spending which could impact the frequency with which our customers choose to dine out or the amount they spend when they do dine out, thereby reducing our revenues.  Adverse economic conditions and changes in consumer preferences could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, operating results and cash flows.

Our operations depend upon governmental licenses or permits and we may face liability under dram shop statutes.  Our business depends upon obtaining and maintaining required food service, liquor and brewing licenses for each of our restaurants.  If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations.  We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as licensing requirements of states and municipalities where we operate restaurants.  Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer.  Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time.  State liquor and brewing laws may prevent or impede our expansion into certain markets.  Although we have not experienced, and do not anticipate, any significant problems in obtaining required licenses, permits or approvals, any delays or failures to obtain required licenses, permits or approvals could delay or prevent our expansion in a particular area. In addition, our sale of alcoholic beverages subjects us to “dram shop” statutes in some states.  These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person.  If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results and cash flows could be materially and adversely affected.

Compliance with changing regulation of corporate governance, public disclosure and financial accounting standards may result in additional expenses and affect our reported results of operations.  Keeping informed of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Sarbanes-Oxley Act of 2002, as well as new and proposed SEC regulations, Nasdaq Stock Market rules and accounting standards, has required an increased amount of management attention and external resources.  Compliance with such requirements may result in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities.  Additionally, changes to existing rules or current practices may adversely affect our reported financial results.

Because the value of our business depends primarily upon intangible assets, such as our business concept and development strategy, the value of your investment could decrease significantly in the event of liquidation.  Because we do not own the real estate at any of our existing locations, we do not own the buildings at two of our three existing locations, we lease much of the equipment we use, and we do not plan to own the real estate or buildings in which our future restaurants will be located beyond the period of initial construction, our tangible assets mainly consist of inventory.  Until we establish a history of earnings, the value of our business that could be realized upon liquidation is comprised of intangible assets, including our business concept, development strategy, intellectual property, trademarks, goodwill and employee know-how.  If our business is not successful, the value of our intangible assets could decrease significantly.  The value of your investment could decrease as a result.

Risks Related to our Securities

Fluctuations in our operating results may decrease the price of our securities.  Our operating results may fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.  Consequently, our operating results may fall below the expectations of public market analysts and investors for any given reporting period.  In that event, the price of our securities would likely decrease.

We are required to make quarterly dividend payments on our outstanding Series A Convertible Preferred Stock which may reduce the cash available for other purposes.  Dividends payable to holders of our outstanding preferred stock aggregate approximately $108,200 each quarter.    We believe that our future cash resources will be sufficient to permit us to pay quarterly cash dividends to our preferred shareholders without an adverse affect on cash needed for current operations and planned expansion.  However, we cannot assure you that we will have sufficient cash resources to cover such dividend payments.  If we are unable to pay any quarterly dividends to our preferred shareholders in cash, or determine that it is imprudent to do so, we may elect to pay such dividends in our common stock valued at $1.58 per share.  Common stock issued as payment of dividend could dilute your current investment and may trigger anti-dilution rights of certain outstanding securities.

If we do not maintain our Nasdaq listing, you may have difficulty reselling your units, common stock or Class A Warrants.  We will need to maintain certain financial and corporate governance qualifications to keep our units, common stock and Class A Warrants listed on Nasdaq.  We cannot assure you that we will at all times meet the criteria for continued listing on The Nasdaq SmallCap Market.  If we fail to maintain such qualifications, including a minimum bid price for our common stock of $1.00, our securities may be delisted.  In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board.  In addition, our securities would become subject to the SEC’s “penny stock rules.”  The penny stock rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors.  Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities.  If any of these events take place, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.

Our existing shareholders have significant control which could reduce your ability to receive a premium for your shares through a change in control.  As of February 28, 2003, our directors and executive officers, as a group, beneficially owned approximately 6,255,038 shares or 76.3% of our common stock.  As a result, they are able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support.  These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock.  As a result, this concentration of ownership could depress our stock price.

If we do not maintain the effectiveness of our initial public offering prospectus holders of our Class A Warrants will be unable to exercise such warrants.  Holders of our Class A Warrants will be able to exercise the Class A Warrants only if a current prospectus relating to the shares underlying the Class A Warrants is then in effect and only if such securities are qualified for sale or exempt from qualification under the applicable securities laws of the state in which such holder resides.  We will use our best efforts to (a) maintain the effectiveness of a current prospectus covering the shares underlying the Class A Warrants and (b) maintain the registration of such shares under the securities laws of the states in which we initially qualified the units for sale in our initial public offering.  We cannot assure you that we will actually be able to do so.  We cannot issue shares upon the exercise of Class A Warrants if the prospectus covering the shares is not kept effective or if the exercise of the Class A Warrants is not qualified or exempt from qualification in the state where the exercising holder resides.

We may redeem the Class A Warrants at a price less than market value.  We may redeem the Class A Warrants at $0.01 per share if the closing bid price of our common stock exceeds $6.25 per share, subject to adjustment, for 45 consecutive trading days.  We must give 20 days written notice of such redemption.  If we redeem the Class A Warrants holders will lose their right to exercise the Class A Warrants except during the 20 day redemption period.  Redemption of the Class A Warrants could force holders to exercise the Class A Warrants at a time when it may be disadvantageous for them to do so or to sell the Class A Warrants at the then current market price or accept the redemption price, which could be substantially less than the market value of the Class A Warrants at the time of redemption.

ITEM 7                  Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Granite City Food & Brewery Ltd.

St. Louis Park, Minnesota

We have audited the accompanying balance sheets of Granite City Food & Brewery Ltd. as of December 30, 2001 and December 29, 2002, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2001 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Granite City Food & Brewery Ltd. as of December 30, 2001 and December 29, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

February 4, 2003
(except for Note 10 fifth paragraph and Note 12 second paragraph, as to which the date is March 20, 2003)
Minneapolis, Minnesota

GRANITE CITY FOOD & BREWERY LTD.

BALANCE SHEETS

	December 30, 2001	December 29, 2002
ASSETS:
Current assets:
Cash	$384,394	$3,521,842
Inventory	115,978	102,375
Prepaids and other	115,857	106,657
Total current assets	616,229	3,730,874

Property and equipment, net	9,664,318	9,080,701
Intangible assets and other	341,143	335,589
Total assets	$10,621,690	$13,147,164

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$816,618	$341,968
Accrued expenses	749,376	871,384
Due to related parties	100,000	—
Long-term debt, current portion	26,335	31,401
Capital lease obligations, current portion	238,548	265,412
Total current liabilities	1,930,877	1,510,165

Long-term debt, net of current portion	1,473,665	1,442,649
Capital lease obligations, net of current portion	3,961,737	3,696,324
Total liabilities	7,366,279	6,649,138

Shareholders’ equity:
Common stock	38,074	38,261
Preferred stock	—	474
Additional paid-in capital	4,416,358	8,629,828
Preferred stock subscription receivable	—	(683,300)
Accumulated deficit	(1,199,021)	(1,487,237)
Total shareholders’ equity	3,255,411	6,498,026

Total liabilities and shareholders’ equity	$10,621,690	$13,147,164

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2001	December 29, 2002

Restaurant revenues	$8,885,036	$12,286,749

Restaurant costs:
Food and beverage	2,586,800	3,520,107
Labor	2,948,245	4,192,970
Direct and occupancy	1,876,572	2,612,019
Total restaurant costs	7,411,617	10,325,096

Income from restaurant operations	1,473,419	1,961,653

Pre-opening costs	228,358	—
General and administrative	767,473	924,652
Depreciation and amortization	528,302	766,851

Operating income (loss)	(50,714)	270,150
Interest:
Income	30,600	12,335
Expense	(401,892)	(531,056)
Other income, net	(6,014)	32,354
Net other expense	(377,306)	(486,367)

Net loss	$(428,020)	$(216,217)

Loss per common share, basic and diluted	$(0.11)	$(0.08)

Weighted average shares outstanding, basic and diluted	3,807,350	3,815,364

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares *	Preferred Stock Shares **	Par Value	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total

Balance on December 31, 2000	3,807,350	—	$38,074	$4,416,358	$—	$(771,001)	$3,683,431

Net loss						(428,020)	(428,020)
Balance on December 30, 2001	3,807,350	—	38,074	4,416,358	—	(1,199,021)	3,255,411

Common shares issued upon
exercise of options	12,000		120	13,180			13,300
Common shares issued upon
exercise of warrants	6,750		67	8,370			8,437
Issuance of Series A Convertible
Preferred Stock		47,434	474	4,191,920			4,192,394
Preferred stock subscription
receivable					(683,300)		(683,300)
Preferred stock dividends payable						(71,999)	(71,999)
Net loss						(216,217)	(216,217)
Balance on December 29, 2002	3,826,100	47,434	$38,735	$8,629,828	$(683,300)	$(1,487,237)	$6,498,026

*     Par value:  $0.01

Shares authorized:  90,000,000

**   Par value:  $0.01

Shares authorized:  10,000,000

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2001	December 29, 2002
Cash flows from operating activities:
Net loss	$(428,020)	$(216,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	528,302	766,851
Loss on disposal of asset	6,014	9,400
Decrease (increase) in:
Inventory	(29,889)	13,603
Prepaids and other	(59,804)	9,200
Increase (decrease) in:
Accounts payable	164,379	(161,207)
Accrued expenses	340,682	144,251
Net cash provided by operating activities	521,664	565,881

Cash flows from investing activities:
Purchase of:
Property and equipment	(3,811,949)	(514,946)
Liquor license and intangibles	(164,071)	(7,820)
Short-term investments/redemption of short-term investments	674,945	—
Net cash used in investing activities	(3,301,075)	(522,766)

Cash flows from financing activities:
Payment to related parties	(6,627)	(300,000)
Payments on capital lease obligations	(186,234)	(238,549)
Payments on long-term debt	—	(25,950)
Proceeds from:
Related parties	100,000	200,000
Debt financing	1,500,000	—
Capital lease	793,125	—
Issuance of stock	—	3,458,832
Net cash provided by financing activities	2,200,264	3,094,333

Net increase (decrease) in cash	(579,147)	3,137,448
Cash, beginning	963,541	384,394
Cash, ending	$384,394	$3,521,842

Supplemental disclosure of cash flow information:
Cash paid for interest:	$400,586	$509,162

Supplemental schedule of non-cash investing and financing activities:
Equipment and intangibles purchased and included in accounts payable	$376,482	$40,797

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO FINANCIAL STATEMENTS

December 30, 2001 and December 29, 2002

1.    Nature of business:

Granite City Food & Brewery Ltd. (“the Company”) was formed to develop and operate casual dining restaurants featuring on-premise breweries.  The Company is developing these restaurant-microbreweries, known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise.  The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first facility, located in St. Cloud, Minnesota, opened in July 1999.  The second facility, located in Sioux Falls, South Dakota, opened in December 2000 and a third facility located in Fargo, North Dakota, opened in November 2001.

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

Inventory:

Inventory, consisting of food, beverages and retail items, is stated at the lower of cost or market and determined using the first-in, first-out (FIFO) method.

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

Intangible assets:

Intangible assets consist of liquor licenses, deferred financing fees and trademarks. Deferred financing fees are amortized straight-line over the term of the financing agreements while the costs related to trademarks are amortized straight-line over the expected lives of such trademarks.   In accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, the Company does not amortize its liquor licenses as they have infinite lives.  All intangible assets are reviewed annually for impairment.  Intangible assets and related accumulated amortization is detailed in Note 5 to the financial statements.  Amortization expense of $6,487 and $11,712 is included in depreciation and amortization expense for the years ending December 30, 2001 and December 29, 2002, respectively.

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

Fair value of financial instruments:

At December 30, 2001 and December 29, 2002, the fair value of cash, short-term investments, inventory and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations is estimated at its carrying value based upon current rates available to the Company.

Revenue recognition:

Revenue is derived from the sale of prepared food and beverage and select retail items.  Revenue is recognized at the time of sale.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends declared by the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

Stock options and warrants of 1,824,150 at December 30, 2001 and 3,511,478 at December 29, 2002, and common stock equivalents of Series A Convertible Preferred Stock of 563,353 at December 29, 2002 were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.

Advertising costs:

Advertising costs are expensed as incurred.  Total amounts incurred during the years ended December 30, 2001 and December 29, 2002 were $66,810 and $72,162, respectively.

Stock compensation:

The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and discloses the required pro forma effect on net loss as recommended by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  The fair value of each option grant for the pro forma disclosure required is estimated on the grant date using the Black-Scholes option-pricing model as detailed in Note 11 to the financial statements.

Fiscal year:

The Company’s fiscal year ends on the last Sunday in December.

Reclassifications:

Certain reclassifications have been made to the 2001 financial statements in order for them to conform to the presentation of the 2002 financial statements.  These reclassifications have no effect on the accumulated deficit or the net loss previously reported.

3.    Related parties:

New Brighton Ventures, Inc. is an entity controlled by two of the owners of Brewing Ventures LLC, a principal shareholder of the Company. Between November 2001 and May 2002, the Company issued unsecured promissory notes aggregating $300,000 to New Brighton Ventures, Inc.  The proceeds of these notes were used to pay capital expenditures related to the development of the Fargo location, which were not covered in the financings referenced in Notes 6 and 7 to the financial statements.  The promissory notes required the Company to pay interest at a rate of prime plus 0.5% until such time as the principal was paid in full.  In October 2002, the principal and accrued interest was paid in full.  At December 30, 2001 and December 29, 2002, principal balances of $100,000 and $0, respectively, were due to New Brighton Ventures, Inc.

4.    Property and equipment:

	December 30, 2001	December 29, 2002

Building	$3,035,959	$3,035,959
Leasehold improvements	4,176,419	4,286,119
Equipment and furniture	3,326,295	3,383,135
	10,538,673	10,705,213
Less accumulated depreciation	874,355	1,624,512

	$9,664,318	$9,080,701

5.    Intangible assets and other:

	December 30, 2001	December 29, 2002
Liquor licenses	$264,415	$264,415
Security deposits	7,300	7,400
Trademarks	23,493	29,551
Capitalized loan costs	53,641	53,641
	348,849	355,007
Less accumulated amortization	7,706	19,418
	$341,143	$335,589

6.    Long-term debt

In July 2001, the Company obtained a $1,500,000 loan from an independent financial institution, the proceeds of which were used to pay a portion of the construction and equipment costs for the Fargo location.  The loan bears interest at the rate of 8.75% per annum and monthly interest and principal payments are based upon a 20-year amortization schedule with the final payment of accrued interest and principal due February 2007. As of December 30, 2001 and December 29, 2002, the balance of this promissory note was $1,500,000 and $1,474,050, respectively.  The loan is secured by a leasehold mortgage, a security agreement granting to the bank a first security interest in the lease and all of the Company’s inventory, receivables, general intangibles, equipment, furniture, fixtures, and other personal property of the Company pertaining to the project and an assignment of leases and rents and guaranties by three of the Company’s directors.  The loan agreement with the bank includes customary covenants, including a limitation on the Company’s ability to incur additional indebtedness, other than ordinary trade debt, make investments in other persons or make distributions or dividends if an event of default occurs under the agreement.

Future maturities of this long-term debt are as follows:

Year ending:

2003	$31,401
2004	33,509
2005	36,980
2006	40,397
2007	1,331,763

$1,474,050

During the years ended December 30, 2001 and December 29, 2002, the Company incurred $28,647 and $131,926, respectively, in interest expense related to this promissory note.

7.    Leases

The Company leases land and buildings under agreements expiring in 2019 and 2020 with renewable options for additional periods plus percentage rent based upon restaurant sales.  The land portions of the lease agreements are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  The building portions of the leases are classified as capital leases because their present value is greater than 90% of the estimated fair value.  In addition, the Company entered into sale-leaseback agreements for the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008.  Two executive officers that are also members of the Company's board of directors, have personally guaranteed these leases.  Included in property and equipment are the following assets held under capital leases:

	December 30, 2001	December 29, 2002

Building	$3,035,959	$3,035,959
Leasehold improvements and equipment	1,546,657	1,546,657
	4,582,616	4,582,616
Less accumulated depreciation	371,618	607,747
	$4,210,998	$3,974,869

In January 2001, the Company entered into a 20-year operating lease for land in Fargo, North Dakota on which the Company built its third restaurant-microbrewery.  Under the lease terms, the Company is obligated to annual rent of $72,000 plus percentage rent based upon restaurant sales.  Obligations under the lease began on November 20, 2001, the date the restaurant opened for business.  In addition to the land leases, the Company has also entered into operating leases expiring through 2005 for various equipment items.

Rental expense for the years ended December 30, 2001 and December 29, 2002 was $257,252 and $421,968, respectively.  Included in rent expense at December 30, 2001 and December 29 2002, is $42,725 and $111,104, respectively, of contingency rental expense based upon restaurant sales. Contingent rent is accrued based on estimates of probable levels of revenue during the contingency period.

Minimum future lease payments under all leases as of December 29, 2002 are:

Year ended	Capital leases	Operating leases

2003	$625,529	$270,124
2004	627,015	269,966
2005	621,919	265,423
2006	552,922	270,330
2007	473,777	270,330
Thereafter	4,446,302	3,624,623

Total minimum lease payments	7,347,464	$4,970,796

Less amount representing interest	3,385,728
Present value of net minimum lease payments	3,961,736
Less current portion	265,412

Long-term portion of obligations	$3,696,324

The interest rates on the two land and building leases are 7.75% and 11% and are adjusted every five years based on a premium above the five-year average Treasury rate.  The building improvements and equipment leases include interest at 9.7% with that interest rate being adjusted after five years to prime plus 2% on $750,000, interest at 9.0% with that rate being adjusted after three and one-half years to prime plus 2% on $750,000, and interest at 9.5% on $46,657.  Interest expense on these leases was $367,721 and $386,129 for the years ending December 30, 2001 and December 29, 2002, respectively. Total future minimum lease payments do not include contingent rentals that are based on restaurant sales.

8.    Income taxes:

The income tax provision consists of the following:

	Year ended
	December 30, 2001	December 29, 2002

Deferred income taxes:
Federal	$52,117	$14,171
State	37,834	10,286

Deferred income tax benefits	89,951	24,457

Valuation allowance	(89,951)	(24,457)

Total income tax provision (expense)	$0	$0

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

At December 30, 2001 and December 29, 2002, for income tax return purposes, the Company has net operating loss carryforwards of approximately $1,361,000 and $1,747,000 respectively, available to offset future taxable income.  If not used, these carryforwards will begin to expire in 2020.  Deferred taxes are calculated using enacted tax rates of 15% for federal and 9.8% for state.

The components of deferred tax assets and liabilities are as follows:

	December 30, 2001	December 29, 2002

Pre-opening costs	$78,274	$52,824
Depreciation	(77,575)	(159,597)
Net operating loss carryforwards	275,101	407,030

Net deferred tax assets	275,800	300,257

Valuation allowance	(275,800)	(300,257)

Net deferred tax assets net of valuation allowance	$0	$0

The Company has determined, based upon the history of the Company, that there is the probability that future taxable income may be insufficient to fully realize the deferred tax assets.  The Company has determined that a full deferred tax valuation allowance is needed at this time.

9.    Commitments and contingencies:

Employment agreements:

On December 14, 1999, the Company entered into an employment agreement with its President and Chief Executive Officer, who is also a director of the Company.  The initial term of the employment agreement was from December 14, 1999 through January 1, 2002.  The agreement stated that he would receive no monetary compensation during fiscal year 2000, and that a salary was to be established thereafter.  In lieu of a salary, the Company believes the options issued to him in 1999, 2001 and 2003 represent reasonable compensation for his services through December 29, 2002, based upon a compensation survey for similar sized organizations.  The agreement automatically extends for six-month periods unless he or the Company provides notice of intention not to renew at least thirty days prior to the expiration of the current or any extension term.  The agreement includes a change in control provision that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control in the Company and employment terminates.  The employment agreement also provides for severance benefits and other employment benefits.  The maximum contingent liability under this agreement was not determinable at December 29, 2002, as no monetary compensation had been established.  As of January 1, 2003, no notice of intention not to renew was provided and the agreement was extended for six months.

Development agreement:

In October 2002, the Company entered into a development agreement with an entity which is controlled by an affiliate of the Company’s largest beneficial owner of securities (“the Developer”).  The development agreement gives the Developer the right to develop, construct and lease up to 22 restaurants for the Company prior to December 31, 2012.  The Company is not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  The Company can use another developer if the Developer declines to build a particular restaurant, if the agreement is terminated because of a default by the Developer, or if the Company is sold or merged into another company.  In the case of a merger or sale of the Company, the development agreement may be terminated at such time as the Developer has completed seven restaurants under the agreement.  Other terms and conditions apply.

The development agreement provides for a cooperative process between the Developer and the Company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to the Company on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.

West Des Moines lease:

In January 2003, the Company entered into a 20-year net lease relating to the restaurant under construction in West Des Moines, Iowa under the terms specified in the development agreement with the Developer.  The 9,449 square foot restaurant will be constructed for the Company on an area of approximately 2.2 acres on a build-to-suit basis.  The annual rent will be equal to 10.5% of the construction cost including any land cost.  The Company will be responsible for any real-estate taxes and all operating costs.  The term of the lease will commence when operations begin and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

10. Common stock warrants:

In connection with its initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant.  Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share.  The warrants expire on June 6, 2005.

As part of the Company’s initial public offering, the Company sold to the underwriter, for $100, a stock purchase warrant for the purchase of 100,000 units exercisable at $4.95 per share after June 6, 2001. The exercise price and the number of units may be subject to adjustment pursuant to anti-dilution provisions.  The warrant also provides for a cashless exercise provision and expires on June 6, 2005.

As part of the agreement for leasing the initial restaurant, the lessor was issued warrants to purchase 45,000 shares of common stock exercisable at $1.25 per share during the initial three years of the lease term.  Of such warrants, 6,750 were exercised in 2002 and the remaining 38,250 expired June 27, 2002.

As part of the sale of common stock in 1997 and 1998, the Company sold to its private placement agent, for $50, a stock purchase warrant for the purchase of 111,950 shares of common stock at $1 per share. On June 6, 2000, affiliates of the private placement agent exercised 33,800 warrants on a cashless basis.  As of December 29, 2002, 78,150 of such warrants remained outstanding.

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,712,007 shares of common stock at an exercise price of $1.58 per share.  As part of the agreement between the Company and its private placement agents, the agents received warrants to purchase an aggregate of 279,111 shares of common stock at an exercise price of $1.58 per share (See Note 12).

A summary of the status of the Company’s stock warrants are presented in the table below:

	Number of common stock shares	Weighted average price per share	Warrants exercisable

Outstanding December 31, 2000	1,223,150	$4.60	123,150
Issued	—	—
Exercised	—	—
Outstanding December 30, 2001	1,223,150	$4.60	1,223,150

Issued	1,715,828	$1.58
Exercised	6,750	$1.25
Expired	38,250	$1.25
Outstanding December 29, 2002	2,893,978	$2.86	2,893,978

11. Stock option plans:

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase up to a maximum of 400,000 shares of the Company’s common stock.  Options are granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than 10% of the Company’s outstanding voting stock, at 110% of fair market value.  Options are exercisable for no more than ten years from the date of the option, or five years in the case of incentive options granted to employees owning more than 10% percent of outstanding stock.

In addition, the Company has reserved 360,000 shares of common stock for issuance under the 1997 Director Stock Option Plan.  Under this plan, the Company automatically grants an option to each outside director on the date such person becomes a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  Each option is exercisable for five years from the date of the option. Options are granted at fair market value.

In August 2002, the Company adopted the 2002 Equity Incentive Plan, whereby it reserved 600,000 shares of common stock for issuance to employees, prospective employees, officers and members of the Company's board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock.  Additional shares of common stock become available for issuance under the plan in future years.  Options are granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than 10% of the Company’s outstanding voting stock, at 110% of fair market value.  Options are exercisable for no more than ten years from the date of the issuance.

A summary of the status of the Company’s stock options as of December 30, 2001 and December 29, 2002 and changes during the years ending on those dates is presented below:

	December 30, 2001		December 29, 2002
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	357,000	$2.86	601,000	$2.95
Granted	248,000	1.68	45,000	1.49
Exercised	—	—	12,000	1.11
Forfeited	4,000	4.00	16,500	3.34
Outstanding at end of year	601,000	$2.95	617,500	$2.86

Options exercisable at period end	406,000	$2.91	497,000	$2.89

The following table summarizes information about stock options outstanding at December 29, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding 12/29/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable 12/29/02	Weighted Average Exercise Price

$1.00 - $2.00	268,500	7.1 years	$1.52	215,000	$1.52
$2.01 - $3.00	20,000	8.3 years	$2.30	10,000	$2.30
$3.01 - $4.00	329,000	5.9 years	$4.00	272,000	$4.00
Total	617,500	6.5 years	$2.86	497,000	$2.89

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations.  No compensation cost has been recognized for options issued to employees under the Plans when the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant.  Had compensation costs for these plans been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	Year ended
	December 30, 2001	December 29, 2002
Net loss:
As reported	$(428,020)	$(216,217)
Pro forma	$(900,934)	$(356,810)

Net loss per common share, basic and diluted:
As reported	$(0.11)	$(0.08)
Pro forma	$(0.24)	$(0.11)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and the results for the grants:

	2001	2002

Dividend yield	None	None
Expected volatility	50.3%	101.4%
Expected life of option	5-10 years	5 years
Risk-free interest rate	5.2%	3.9%

12. Preferred stock:

The Company is authorized to issue 10,000,000 shares of preferred stock at $0.01 par value.

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  The Company sold 55,600 shares of preferred stock for aggregate gross proceeds of $5,560,000, including subscriptions of $683,300 and commitments of $816,600 to be paid in March 2003.  As of March 20, 2003, the Company had not issued 1,500 shares of preferred stock and the related warrants, as a purchaser had failed to honor a contractual obligation to pay the Company $150,000.  As of March 20, 2003, the outstanding preferred stock is convertible into an aggregate of 3,424,029 shares of common stock at a conversion price of $1.58 per share.  The preferred stock pays an 8% cumulative dividend in cash or in common stock of the Company, payable quarterly.  The Company may require conversion under certain circumstances.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,712,007 shares of common stock at an exercise price of $1.58 per share.  As part of the agreement between the Company and its private placement agents, the agents received warrants to purchase an aggregate of 279,111 shares of common stock at an exercise price of $1.58 per share.

Holders of the Series A Convertible Preferred shares vote on an as-if-converted basis as a single class with the common shareholders, except on matters adversely affecting them as a class.

On December 31, 2002, the Company paid an aggregate of $71,999 in cash dividends to the preferred shareholders of record on December 23, 2002.  Such amount was included as a liability on the Company’s balance sheet at December 29, 2002.

ITEM 8           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 9           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table provides information with respect to our directors and executive officers as of February 28, 2003.  Each director serves for a one-year term expiring in 2003 and until his successor has been elected and duly qualified.  Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office.  There are no family relationships between any director or executive officer.

Name	Age	Principal Occupation	Position with Company	Director Since
William E. Burdick	62	Chairman of the Board, Brewmaster and Director of Granite City	Chairman of the Board, Brewmaster and Director	1997
Steven J. Wagenheim	49	President, Chief Executive Officer and Director of Granite City	President, Chief Executive Officer and Director	1997
Monica A. Underwood	43	Interim Chief Financial Officer and Corporate Controller of Granite City	Interim Chief Financial Officer and Corporate Controller	2002
Arthur E. Pew III	69	Private Investor	Director	1997
James G. Gilbertson	41	Chief Financial Officer of Navarre Corporation	Director	1999
Bruce H. Senske	48	Managing Director of Volition Advisory Group, LLC	Director	1999
Eugene E. McGowan	66	President of The McGowan Group	Director	2003
Steve T. Kirby	50	Vice President of Bluestem Capital Company, LLC	Director	2003

William E. Burdick, Chairman of the Board, Brewmaster and director, is one of our founders.  Mr. Burdick has over 30 years experience in the restaurant, hospitality and brewing industry in both corporate and private ownership positions.  Mr. Burdick has been the President and shareholder of Sherlock’s Home Restaurant Pub and Brewery since 1989.  Mr. Burdick is a brewing chemist with a Bachelor’s degree in micro biology from Brown University, and a graduate of Harrist-Watt University, Edinburgh, Scotland, with a Master’s degree in brewing science.  Mr. Burdick’s early career began in Great Britain following his formal education as a brewing chemist for the William Younger Brewing Company.  After several years of brewing, Mr. Burdick began the design and development phase of his career with the development of pubs for Allied Breweries as they expanded a series of 140 pubs during a four year period in the north of England.  Mr. Burdick is a member of the Society of British Brewers, The Royal Society of Brewing Chemist in London as well as a member of the Association of Master Brewers in the USA.  Mr. Burdick writes for several brewing publications and lectures widely on brewing, brewing history and brewing science.  Mr. Burdick joined International Multifoods Corporation in Minneapolis in 1976 as head of restaurant design and development.  Mr. Burdick was responsible for the site selection, design, construction and opening of over 400 restaurants from 1976 to 1988 and included such chains as: Boston Sea Party, T. Butcherblock and Mr. Donut.

Steven J. Wagenheim, President, Chief Executive Officer and director, is also one of our founders.  Mr. Wagenheim has over 25 years of hospitality industry experience as corporate executive, owner/operator, manager and consultant for hotels, resorts, individual and multi-unit restaurant operations.  Mr. Wagenheim is the Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., which operates a Champps Americana restaurant in New Brighton, Minnesota.  Since 1989, Mr. Wagenheim has been involved in the expansion and operations of Champps restaurants.  Between 1989 and 1992, Mr. Wagenheim was Chief Operating Officer of Champps Entertainment, Inc.  Between 1992 and March 1994, he was the Chief Executive Officer and director of Champps Development Group, Inc., which managed franchised Champps restaurants in Richfield and New Brighton, Minnesota.  Between March 1994 and March 1996, he served as President and a director of Americana Dining Corporation which operated Champps restaurants in Minnesota and developed Champps restaurants in Ohio.  In April 1996, Mr. Wagenheim sold his interest in Americana Dining Corporation to Daka International, Inc. and formed New Brighton Ventures, Inc.  Prior to his association with Champps Entertainment, Mr. Wagenheim was a principal of the Leisure Time Industries practice for the international accounting firm, Laventhol & Horwath.  He specialized in the restaurant industry with primary emphasis in the areas of operational management, the creation and implementation of accounting systems, conceptual evaluation, organizational development and productivity management.  Mr. Wagenheim received his Bachelor’s degree from Michigan State University and an Associate’s Degree in Culinary Arts from the Culinary Institute of America.

Monica A. Underwood became our Interim Chief Financial Officer in February 2003.  Ms. Underwood has also served as our Corporate Controller since April 2001.  Prior to joining our company in 2001, she was the Corporate Controller for iNTELEFILM Corporation, an entity engaged in television commercial production, from May 1990 to April 2001.

James G. Gilbertson became one of our directors in November 1999.  Mr. Gilbertson has served as Chief Financial Officer of Navarre Corporation, a major distributor of music, software, interactive CD-ROM products and DVD videos, since January 2001.  He held various positions at iNTELEFILM Corporation, an entity engaged in television commercial production, from July 1992 through January 2001, including serving as Co-President from August 2000 through January 2001, Chief Operating Officer from April 1996 through January 2001, and Chief Financial Officer from July 1992 through December 1999.  Mr. Gilbertson served as a Chief Operating Officer of Harmony Holdings, Inc., a corporation involved in the production of television commercials, music videos and related media, from April 1998 through January 2001.  He also served as Chief Executive Officer, President and a director of webADTV.com, Inc., a corporation involved in Internet enabling the advertising campaign process, from January 2000 through January 2001.  From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations.  From 1985 to June 1988, Mr. Gilbertson was Controller of the radio division of Palmer Communications.  Prior to that, he was a practicing certified public accountant with the firm of Ernst & Young LLP.

Steve T. Kirby is a founding general partner of Bluestem Capital Company, LLC (“BCC”), the investment advisor/manager of Bluestem Capital Partners III Limited Partnership ("Bluestem").  From 1993 through 1995, he was the 35th Lieutenant Governor of the State of South Dakota.  Mr. Kirby was secretary and senior claim counsel for Western Surety Company, a national surety bond company from 1977-1992.  Messrs. Kirby and McGowan have business relationships with Brew Buddies and Bluestem.  For more information regarding such relationships, please review “Certain Relationships and Related Transactions.”

Eugene E. McGowan has been the President and Chief Executive Officer of The McGowan Group, which provides comprehensive business and personal services to a broad and diverse client base, since 2001.  In 1985, he joined Piper Jaffary, Inc. and in 1999 was promoted to Chief Operating Officer of Individual Investor Services with US Bancorp Piper Jaffray where he directed the day-to-day activities of over one hundred branch offices.  Mr. McGowan is a retired US Navy Lieutenant.  Messrs. McGowan and Kirby have business relationships with Brew Buddies and Bluestem.  For more information regarding such relationships, please review “Certain Relationships and Related Transactions.”

Arthur E. Pew III became one of our directors in August 1997.  Mr. Pew retired from his employment by Burlington Northern Railroad Co. in 1990.  Between 1989 and 1994, Mr. Pew owned and operated Champps restaurants in Richfield and New Brighton, Minnesota.  Mr. Pew is a director of the Pew Charitable Trust Foundation and the Glenmede Trust Company, Philadelphia, Pennsylvania.

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

Voting Agreements

In consideration for their investment, Brewing Ventures LLC, our largest shareholder, executed a voting agreement which provides that it will vote its shares in favor of the election of one individual to our board of directors as designated by Brew Buddies or Bluestem.  BCC, the investment advisor/manager of Bluestem, designated Eugene E. McGowan to serve as a director pursuant to such arrangement.  Effective January 1, 2003, our board of directors increased the number of directors and appointed Steve T. Kirby and Mr. McGowan to serve as directors.

Other Business Interests

Messrs. Burdick and Wagenheim have other business interests described above which may result in conflicts of interest.  Historically, Messrs. Burdick and Wagenheim have not been required to spend full time with our company, which based upon our scale of operations, did not warrant a full-time executive team.  Although we do not anticipate that Mr. Burdick will be required to increase the time he spends with our company in the near term, we expect Mr. Wagenheim will be required to spend full time with us as we expand our scale of operations to multiple restaurant locations.

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

ITEM 10                Executive Compensation

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer (the “Named Executive Officer”) during the three most recent fiscal years.  We agreed with the Named Executive Officer that no salary would be paid to him through 2002.  Compensation payable to him thereafter will be determined by our board.

Summary Compensation Table

			Long-Term Compensation
		Annual Compensation	Awards
Name and Principal Position	Year	Salary	Securities Underlying Options

Steven J. Wagenheim	2002	$0	0
President, Chief Executive	2001	$0	25,000
Officer and Director	2000	$0	0

The following table sets forth each grant of stock options during the last fiscal year to the Named Executive Officer.  No stock appreciation rights were granted during the last fiscal year.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date

Steven J. Wagenheim	0	N/A	N/A	N/A

The following table sets forth information concerning the unexercised options held by Named Executive Officer as of the end of the last fiscal year.  No options were exercised by Named Executive Officer during the last fiscal year.  No stock appreciation rights were exercised by Named Executive Officer during the last fiscal year or were outstanding at the end of that year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven J. Wagenheim	45,0000	0	$12,500	N/A

(1)                Market value of underlying securities at fiscal year end minus the exercise price.

Compensation of Directors

Our directors are reimbursed for certain reasonable expenses incurred in attending board meetings.  Directors who are also our employees receive no remuneration for services as members of the board or any board committee.  Under our 1997 Director Stock Option Plan, directors who are not employed by us are entitled to receive annual stock option grants for the purchase of 15,000 shares.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

We entered into an employment agreement with Steven J. Wagenheim on December 14, 1999.  Under the terms of the agreement, Mr. Wagenheim agreed to serve in his current office and capacity for a period of two years.  The agreement contains non-competition provisions whereby Mr. Wagenheim will not acquire any direct or indirect interest in any casual dining or microbrewery business within our markets.  The agreement includes a change in control provision that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control in our company and his employment terminates.  We have also agreed to reimburse Mr. Wagenheim for his reasonable and necessary business expenses.  The agreement permits him to participate in any fringe benefit programs for which he is eligible.  As noted above, we agreed with Mr. Wagenheim that no salary would be paid to him through 2002.  Compensation payable to him thereafter will be determined by our board.  If the compensation level we establish for Mr. Wagenheim is not acceptable to him, we have agreed that his compensation level will be established by mediation or binding arbitration.  As further consideration for the agreement, we granted a non-statutory stock option to Mr. Wagenheim in December 1999 for the purchase of 20,000 shares of common stock at $4.00 per share.  We granted an additional non-qualified stock option for the purchase of 25,000 shares of common stock at $1.65 per share to Mr. Wagenheim in December 2001.  In February 2003, we granted non-qualified stock options to purchase 30,000 shares of common stock at $2.45 per share under the 2002 Equity Incentive Plan.  Unless either Mr. Wagenheim or our company provides the other with written notice of intention not to renew at least 30 days prior to the expiration of any extension term, the agreement will automatically extend for an additional six-month period at the expiration of each extension term.

ITEM 11                Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2003, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) our Named Executive Officer (as defined herein), and (d) all executive officers and directors as a group.  Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.  Except as otherwise noted below, we know of no agreements among our shareholders which relate to voting or investment power with respect to our common stock.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (1)	Percent of Class (2)
Brew Buddies, L.L.C. (3)(4) 230 South Phillips Avenue, Suite 202 Sioux Falls, South Dakota 57104	1,946,200	33.5%
Bluestem Capital Partners III Limited Partnership (5)(6) 122 South Phillips Avenue, Suite 300 Sioux Falls, South Dakota 57104	1,898,728	32.9%
Brewing Ventures LLC (7)(8)	1,662,500	43.0%
Andrew J. Redleaf (9) 3033 Excelsior Boulevard, Suite 300 Minneapolis, Minnesota 55416	284,808	6.9%
Aethlon Capital, LLC (10) 4920 IDS Center 80 South Eighth Street Minneapolis, Minnesota 55402	278,479	6.7%
Bruce J. Barnett (11) 5805 Jonquil Lane Plymouth, Minnesota 55442	274,242	7.1%
Arthur E. Pew III (7)(8)(12)	244,940	6.1%
New Brighton Ventures, Inc. (13)(14) 2397 Palmer Drive New Brighton, Minnesota 55112	242,420	6.1%
Industricorp & Co. Inc. FBO Twin City Carpenters Pension Fund (15) 312 Central Avenue Southeast, Suite 508 Minneapolis, Minnesota 55414	237,340	5.8%
Otto G. Bonestroo (11) 175 Lakeland Shores Lakeland Shores, Minnesota 55043	224,242	5.8%
William E. Burdick (7)(8)(16)	82,750	2.1%
Bruce H. Senske (17)	57,500	1.5%
Steven J. Wagenheim (7)(8)(14)(18)	52,500	1.3%
James G. Gilbertson (18)	45,000	1.1%
Mitchel I. Wachman (7)(8)(14)(18) 4905 Dawnview Terrace Golden Valley, MN 55422	23,000	*
Steve T. Kirby (4)(6) 122 South Phillips Avenue, Suite 300 Sioux Falls, South Dakota 57104	0	0
Eugene E. McGowan (4)(6) 122 South Phillips Avenue, Suite 300 Sioux Falls, South Dakota 57104	0	0
All directors and executive officers as a group (8 persons) (19)	6,255,038	76.3%

*              Represents less than one percent.

(1)                                  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.  Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of February 28, 2003.  Unless otherwise indicated, the address of each shareholder is c/o Granite City Food & Brewery Ltd., 5831 Cedar Lake Road, St. Louis Park, Minnesota 55416.

(2)                                  Percentage of beneficial ownership is based on 3,869,814 shares outstanding as of February 28, 2003.  Shares issuable pursuant to derivative securities are deemed outstanding for computing the percentage of the person holding such derivative securities but are not deemed outstanding for computing the percentage of any other person.

(3)                                  Represents 1,297,467 shares purchasable upon the conversion of Series A Convertible Preferred Stock and 648,733 shares purchasable pursuant to the exercise of warrants.

(4)                                  Messrs. Kirby and McGowan have business relationships with Brew Buddies, L.L.C. such that they may be deemed to be the indirect beneficial owners of the securities it holds.  The number of shares reported herein as beneficially owned by such individuals excludes securities held by Brew Buddies, L.L.C.

(5)                                  Represents 1,265,820 shares purchasable upon the conversion of Series A Convertible Preferred Stock and 632,908 shares purchasable pursuant to the exercise of warrants.

(6)                                  Messrs. Kirby and McGowan have business relationships with Bluestem Capital Partners III Limited Partnership such that they may be deemed to be the indirect beneficial owners of the securities it holds.  The number of shares reported herein as beneficially owned by such individuals excludes securities held by Bluestem Capital Partners III Limited Partnership.

(7)                                  As set forth in Schedule 13D/A filed with the Securities and Exchange Commission by Brewing Ventures LLC on October 4, 2002.  Messrs. Burdick, Wagenheim, Wachman and Pew are members of Brewing Ventures and collectively own a majority of its membership interests.  As such, they may be deemed to be the indirect beneficial owners of the securities it holds.  The number of shares reported herein as beneficially owned by such individuals excludes securities held by Brewing Ventures LLC.

(8)                                  Substantially all of the shares beneficially owned by Brewing Ventures LLC and Messrs. Burdick, Wagenheim, Wachman and Pew are subject to an escrow agreement with the Commissioner of Commerce for the State of Minnesota.  The term of escrow runs through June 6, 2003, unless at an earlier date we demonstrate annual net earnings for any two consecutive years after June 6, 2000 of at least 5%.

(9)                                  Represents 189,872 shares purchasable upon the conversion of Series A Convertible Preferred Stock and 94,936 shares purchasable pursuant to the exercise of warrants.

(10)                            Represents shares purchasable pursuant to the exercise of warrants.

(11)                            Includes 12,121 shares purchasable pursuant to the exercise of Class A Warrants.

(12)                            Includes 96,970 shares purchasable pursuant to the exercise of Class A Warrants, 40,000 shares purchasable pursuant to the exercise of options, 100 shares and 100 shares purchasable pursuant to the exercise of Class A Warrants owned by Mr. Pew’s spouse and 400 shares and 400 shares purchasable pursuant to the exercise of Class A Warrants owned by trusts for the benefit of Mr. Pew’s grandchildren, over which Mr. Pew is sole trustee.

(13)                            Includes 121,210 shares purchasable pursuant to the exercise of Class A Warrants.

(14)                            Messrs. Wagenheim and Wachman are the owners of New Brighton Ventures, Inc.  As such, they may be deemed to be the indirect beneficial owners of the securities it holds.  The number of shares reported herein as beneficially owned by such individuals excludes securities held by New Brighton Ventures, Inc.

(15)                            Represents 158,227 shares purchasable pursuant to the conversion of Series A Convertible Preferred Stock and 79,113 shares purchasable pursuant to the exercise of warrants.

(16)                            Includes 25,000 shares purchasable pursuant to the exercise of Class A Warrants owned by Sherlock’s Home, an entity owned by Mr. Burdick, and 32,750 shares purchasable pursuant to the exercise of options.

(17)                            Includes 6,250 shares purchasable pursuant to the exercise of Class A Warrants and 45,000 shares purchasable pursuant to the exercise of options.

(18)                            Represents shares purchasable pursuant to the exercise of options.

(19)                            Includes securities held by Brew Buddies, L.L.C., Bluestem Capital Partners III Limited Partnership, Brewing Ventures LLC, New Brighton Ventures, Inc., Mr. Pew’s spouse and trusts for the benefit of Mr. Pew’s grandchildren.  Represents (a) 2,563,287 shares purchasable pursuant to the conversion of Series A Convertible Preferred Stock, (b) 1,922,430 shares, (c) 1,281,641 shares purchasable pursuant to the exercise of warrants, (d) 249,930 shares purchasable pursuant to the exercise of Class A Warrants and (e) 237,750 shares purchasable pursuant to the exercise of options.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	558,000		$2.99	790,000	(1)
Equity compensation plans not approved by security holders	552,419	(2)	$2.73	0
Total	1,110,419		$2.86	790,000

 (1)                                                                               Represents (a) 15,000 shares remaining available for future issuance under our 1997 Stock Option Plan; (b) 175,000 shares remaining available for future issuance under our 1997 Director Stock Option Plan; and (c) 600,000 shares remaining available for future issuance under our 2002 Equity Incentive Plan.  On January 1st of each year, commencing with year 2003, the aggregate number of shares of stock that may be awarded under the 2002 Equity Incentive Plan shall automatically increase by the greater of (a) 80,000 shares of stock or (b) 2.0% of the outstanding shares of stock on such date.

(2)                                                                                  Represents (a) an aggregate of 59,500 shares of common stock underlying ten-year options exercisable at $1.65 per share issued on December 27, 2001, to certain employees, including three executive officers who also served as directors; (b) an aggregate of 78,150 shares of common stock underlying five-year warrants excercisable at $1.00 per share originally issued on February 20, 1998, pursuant to the terms of an agency agreement; (c) an aggregate of 100,000 units underlying five-year warrants exercisable at $4.95 per unit originally issued on June 10, 2000, pursuant to the terms of an underwriting agreement; and (d) an aggregate of 214,769 shares of common stock underlying five-year warrants excercisable at $1.58 per share originally issued in the fourth quarter of 2002, pursuant to the terms of an agency agreement.

ITEM 12                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Wagenheim and Burdick have personally guaranteed the lease on our restaurant in St. Cloud, Minnesota, and the lease on our restaurant in Sioux Falls, South Dakota.  In July 2001, Messrs. Wagenheim, Burdick and Pew personally guaranteed the $1.5 million loan we obtained to finance our restaurant in Fargo, North Dakota.  In connection with the guaranties of the loan, we entered into an agreement concerning guaranty with Messrs. Wagenheim, Burdick and Pew which provides, among other things, that our company, Mr. Wagenheim and Mr. Burdick, jointly and severally, agree to indemnify and hold Mr. Pew harmless from any liabilities which he may claim by reason of his guaranty of our indebtedness, and that we will indemnify Mr. Wagenheim and Mr. Burdick from any liabilities they may incur by reason of their guaranties of our indebtedness.  We have further agreed that we will not, without Mr. Pew’s consent, modify the terms and conditions of the loan, default in payment of obligations under the loan agreement or incur additional indebtedness other than indebtedness under the loan, ordinary trade debt or other indebtedness incurred in the ordinary course of business, not to exceed $100,000 at any time.  The agreement also contains other customary covenants and covenants that we will use our best efforts to refinance the $1.5 million of indebtedness by January 1, 2006 and that we will use our best efforts to obtain a release of Mr. Pew from the guaranty by that date.  If we have not released Mr. Pew from the obligation by January 1, 2006, we are obligated to pay him a monthly guaranty fee beginning in February 2006 in the amount of $1,000, until he is released from the obligation.  At its meeting in December 2001, our board of directors agreed to compensate Messrs. Wagenheim, Burdick and Pew for their existing and future guaranties of our indebtedness.  Although the amount has not yet been determined, our board agreed that such compensation would be paid upon the initial payment of rent on our next restaurant lease.  Messrs. Wagenheim, Burdick and Pew are under no obligation to personally guarantee any of our future obligations.

Between November 2001 and May 2002, we issued promissory notes aggregating $300,000 to New Brighton Ventures, the entity through which Mr. Wagenheim owns, in part, a Champps restaurant in New Brighton, Minnesota.  We used the proceeds of these notes to pay capital expenditures related to the development of the Fargo location.  We paid interest on these notes through September 30, 2002, at which time we repaid the notes in full.

During the fourth quarter of 2002, we conducted a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock. Aethlon Capital, LLC (“Aethlon”) became the beneficial owner of more than 5% of our common stock due to warrants it received for acting as our agent in connection with the private placement.  For more information regarding the warrants and other consideration paid to Aethlon, please review “Market for Common Equity and Related Shareholder Matters—Sales of Unregistered Securities During the Fourth Quarter of 2002.”

In connection with the private placement, Brew Buddies purchased shares of Series A Convertible Preferred Stock convertible into an aggregate of 1,297,467 shares of common stock and warrants to purchase an aggregate of 648,733 shares of common stock for total consideration of $2,050,000.  Also in connection with the private placement, Bluestem purchased shares of Series A Convertible Preferred Stock convertible into an aggregate of 1,265,820 shares of common stock and warrants to purchase an aggregate of 632,908 shares of common stock for a total consideration of $2,000,000.  We reimbursed Brew Buddies and Bluestem an aggregate of $15,000 for legal expenses in connection with such purchases.  Due to the foregoing purchases, Brew Buddies and Bluestem each became beneficial owners of more than 5% of our common stock.

In consideration of their investment, Brewing Ventures LLC, an entity owned in part by William E. Burdick, Steven J. Wagenheim and Arthur E. Pew III, executed a voting agreement which provides that it will vote its shares in favor of the election of one individual to our board of directors as designated by Brew Buddies or Bluestem.  For more information regarding such agreement, please review “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.”  BCC, the investment advisor/manager of Bluestem, designated Eugene E. McGowan to serve as a director pursuant to such arrangement.  Effective January 1, 2003, our board of directors increased the number of directors and appointed Steve T. Kirby and Eugene E. McGowan to serve as directors.

Steve T. Kirby, as the sole owner of Kirby Capital Corp., owns 50% of the membership interests of BCC.  BCC owns 40% of the membership interests of Brew Master, L.L.C. (“Brew Master”), the managing member of Brew Buddies.  Mr. Kirby also owns 50% of the membership interests of Bluestem Capital Company III, LLC (“BCC III”), which is a 1% general partner of Bluestem, is a 4% private limited partner of Bluestem and owns 4% of the membership interests of Brew Buddies.  Mr. Kirby serves as vice president of BCC III and vice president of Brew Buddies.

Mr. McGowan owns 30% of the membership interests of Brew Master, the managing member of Brew Buddies, and 5% of the membership interests of Brew Buddies.  Mr. McGowan serves as the president of Brew Master and treasurer of Brew Buddies.

In October 2002, we entered into a development agreement with Dunham relating to the development of future restaurants.  For more information regarding such arrangement, please review “Description of Business—Existing and Proposed Locations.”  Donald A. Dunham, Jr., who controls Dunham, is the secretary of Brew Buddies and owns 30% of the membership interests of Brew Master, the managing member of Brew Buddies.

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

We filed the following Current Reports on Form 8-K during the quarter ended December 29, 2002:

On October 1, 2002, we filed a Current Report on Form 8-K relating to our private placement of securities.

On December 4, 2002, we filed a Current Report on Form 8-K relating to the completion of our unregistered offering.

ITEM 14                Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Within the 90-day period prior to the filing date of this periodic report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our periodic filings with the SEC.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis Park, State of Minnesota on March 28, 2003.

GRANITE CITY FOOD & BREWERY LTD.

By	/s/ Steven J. Wagenheim
Steven J. Wagenheim
President and Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Steven J. Wagenheim and Monica A. Underwood as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Steven J. Wagenheim	President, Chief Executive Officer	March 28, 2003
Steven J. Wagenheim	and Director (Principal Executive Officer)

/s/ Monica A. Underwood	Interim Chief Financial Officer and	March 28, 2003
Monica A. Underwood	Corporate Controller (Principal Financial Officer)

/s/ William E. Burdick	Chairman of the Board, Brewmaster	March 28, 2003
William E. Burdick	and Director

/s/ Arthur E. Pew III	Director	March 28, 2003
Arthur E. Pew III

/s/ James G. Gilbertson	Director	March 28, 2003
James G. Gilbertson

/s/ Bruce H. Senske	Director	March 28, 2003
Bruce H. Senske

/s/ Eugene E. McGowan	Director	March 28, 2003
Eugene E. McGowan

/s/ Steve T. Kirby	Director	March 28, 2003
Steve T. Kirby

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Steven J. Wagenheim, President and Chief Executive Officer of Granite City Food & Brewery Ltd., certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Granite City Food & Brewery Ltd.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 28, 2003	By	/s/ Steven J. Wagenheim
Steven J. Wagenheim
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Monica A. Underwood, Interim Chief Financial Officer and Corporate Controller of Granite City Food & Brewery Ltd., certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Granite City Food & Brewery Ltd.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 28, 2003	By	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and Corporate Controller

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Granite City Food & Brewery Ltd. (the “Company”) on Form 10-KSB for the annual period ended December 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven J. Wagenheim, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 28, 2003	By	/s/ Steven J. Wagenheim
Steven J. Wagenheim
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Granite City Food & Brewery Ltd. (the “Company”) on Form 10-KSB for the annual period ended December 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Monica A. Underwood, Interim Chief Financial Officer and Corporate Controller of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 28, 2003	By	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).
3.2	By-laws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.3	Form of Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.4	Specimen unit certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
10.1	1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
10.2

1997 Director Stock Option Plan, as amended and restated effective September 26, 2001 (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 5, 2001 (File No. 0-29643)).

10.3	2002 Equity Incentive Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on August 2, 2002 (File No. 0-29643)).
10.4

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

10.7	Lease by and between the Registrant and GCI Capital, Inc., dated May 19, 1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
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

10.10

Amendment to License Purchase Agreement by and between the Registrant and CNJ Distributing Corp., dated January 18, 2000 (incorporated by reference to Amendment No. 2 of our Registration Statement on Form SB-2, filed on February 22, 2000 (File No. 333-93459)).

10.11

Form of Escrow Agreement by and among the Registrant, Brewing Ventures LLC, Arthur E. Pew III, Associated Bank Minnesota (f/k/a Bank Windsor) and the Commissioner of Commerce for the State of Minnesota (incorporated by reference to Amendment No. 2 of our Registration Statement on Form SB-2, filed on February 22, 2000 (File No. 333-93459)).

10.12

Lease by and between the Registrant and Sioux Falls Investments, L.L.P., dated June 14, 2000 (including Guaranty) (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 4, 2000 (File No. 0-29643)).

10.13

Ground Lease by and between the Registrant and West Acres Development, LLP, dated January 18, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-29643)).

10.14

Capital Equipment Lease by and between the Registrant and the GCI Capital, Inc., dated June 15, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 0-29643)).

10.15

Loan Agreement by and between the Registrant and First National Bank, Pierre, South Dakota, dated July 19, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 0-29643)).

10.16

Agreement Concerning Guaranty by and between the Registrant and Steven Wagenheim, Arthur E. Pew III and William Burdick, dated July 17, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 0-29643)).

10.17

Promissory Note in the principal amount of $100,000.00, issued by the Registrant, Maker, to New Brighton Ventures, Inc., Payee, dated November 14, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on February 20, 2002 (File No. 0-29643)).

10.18	Promissory Note in the principal amount of $100,000.00, issued by the Registrant, Maker, to New Brighton Ventures, Inc., Payee, dated February 27, 2002.
10.19	Promissory Note in the principal amount of $100,000.00, issued by the Registrant, Maker, to New Brighton Ventures, Inc., Payee, dated May 1, 2002.
10.20

Subscription Agreement and Letter of Investment Intent between the Registrant and Bluestem Capital Partners III Limited Partnership, dated July 25, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).

10.21

Subscription Agreement and Letter of Investment Intent between the Registrant and Brew Buddies, L.L.C., dated October 1, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).

10.22

Subscription Agreement and Letter of Investment Intent between the Registrant and Andrew J. Redleaf, dated September 27, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).

10.23

Form of Common Stock Purchase Warrant issued to Purchasers of Series A Convertible Preferred Stock (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).

10.24

Form of Common Stock Purchase Warrant issued to Aethlon Capital, LLC and NDX Financial Services (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).

10.25	Development Agreement between Donald A. Dunham, Jr. and the Registrant, dated October 22, 2002.
10.26	Assignment Agreement among Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated October 22, 2002.
10.27	Correspondence from Dunham Capital Management, L.L.C., dated March 17, 2003.
10.28	Form of Common Stock Purchase Warrant issued to R.J. Steichen & Company (incorporated by reference to our Registration Statement on Form SB-2/A, filed on May 15, 2002 (File No. 333-93459)).
10.29	Form of Non-Qualified Stock Option Agreement between the Registrant and certain employees of the Registrant, dated December 27, 2001.
23	Consent of Independent Auditors.
24	Powers of Attorney (included on signature page to Form 10-KSB).