Form 10QSB
period 2003-03-30
GRANITE CITY FOOD & BREWERY LTD
filed 2003-05-13
CIK 1048620

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

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

Yes  ☒  No  ☐.

As of April 30, 2003, the issuer had outstanding 3,869,814 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:

Yes  ☐   No  ☒.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

March 30, 2003
ASSETS:
Current assets:
Cash	$4,115,966
Inventory	92,385
Prepaids and other	200,149
Total current assets	4,408,500

Property and equipment, net	9,252,973
Intangible assets and other	332,577
Total assets	$13,994,050

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$427,511
Accrued expenses	720,499
Long-term debt, current portion	32,106
Capital lease obligations, current portion	267,691
Total current liabilities	1,447,807

Long-term debt, net of current portion	1,434,377
Capital lease obligations, net of current portion	3,629,403
Total liabilities	6,511,587

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,869,814 shares issued and outstanding	38,698
Preferred stock, $0.01 par value, 10,000,000 authorized; 54,100 Series A Convertible Preferred shares issued and outstanding	541
Additional paid-in capital	9,211,432
Accumulated deficit	(1,768,208)
Total shareholders’ equity	7,482,463

Total liabilities and shareholders’ equity	$13,994,050

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2002	March 30, 2003

Restaurant revenues	$3,114,340	$2,870,160

Cost of sales:
Food, beverage and retail	906,752	818,882
Labor	1,075,127	985,833
Direct and occupancy	663,715	663,267
Total cost of sales	2,645,594	2,467,982

General and administrative	215,424	293,617
Depreciation and amortization	190,783	193,036

Operating income (loss)	62,539	(84,475)

Interest:
Income	157	23,301
Expense	(139,552)	(123,448)
Other income, net	47,187	—
Net other expense	(92,208)	(100,147)

Net loss	$(29,669)	$(184,622)

Loss per common share, basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding, basic and diluted	3,807,394	3,845,315

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2002	March 30, 2003

Cash flows from operating activities:
Net loss	$(29,669)	$(184,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	190,783	193,036
Decrease (increase) in:
Inventory	11,536	9,990
Prepaids and other	(82,945)	(93,492)
Increase (decrease) in:
Accounts payable	100,052	94,155
Accrued expenses	(63,892)	(175,235)
Net cash provided by (used in) operating activities	125,865	(156,168)

Cash flows from investing activities:
Purchase of:
Property and equipment	(371,345)	(385,908)
Intangible assets and other	(50)	—
Net cash used in investing activities	(371,395)	(385,908)

Cash flows from financing activities:
Payments on capital lease obligations	(59,133)	(64,642)
Payments on long term-debt	(7,349)	(7,567)
Payment of dividends	—	(71,999)
Proceeds from:
Related parties	100,000	—
Issuance of securities	1,650	1,280,408
Net cash provided by financing activities	35,168	1,136,200

Net increase (decrease) in cash	(210,362)	594,124
Cash, beginning	384,394	3,521,842
Cash, ending	$174,032	$4,115,966

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen weeks ended March 31, 2002 and March 30, 2003

1.     Nature of business and basis of presentation:

Nature of business:

Granite City Food & Brewery Ltd. (the “Company”) was formed to develop and operate casual dining restaurants featuring on-premises breweries.  The Company is developing these restaurant-microbreweries, known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers.  The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first facility, located in St. Cloud, Minnesota, opened in July 1999.  The second facility, located in Sioux Falls, South Dakota, opened in December 2000 and a third facility located in Fargo, North Dakota, opened in November 2001.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen weeks ended March 31, 2002 and March 30, 2003 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at March 30, 2003 and the results of operations and cash flows for the periods ended March 31, 2002 and March 30, 2003 have been made. Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002, filed with the Securities and Exchange Commission on March 28, 2003.

The results of operations for the thirteen weeks ended March 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends declared by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds.  Calculations of the Company’s net loss per common share for the thirteen weeks ended March 31, 2002 and March 30, 2003 are set forth in the following table:

	Thirteen Weeks Ended
	March 31, 2002	March 30, 2003

Net loss	$(29,699)	$(184,622)
Less dividends declared	—	(96,349)
Net loss available to common shareholders	$(29,699)	$(280,971)

Loss per common share, basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding, basic and diluted	3,807,394	3,845,315

2.     Stock compensation:

The Company accounts for its stock-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  No compensation cost has been recognized for options issued to employees when the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant.  Had compensation cost been determined consistent with Statement of Financial Accounting Standard (SFAB) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company’s net loss and net loss per common share would have been increased to the following pro forma amounts:

	Thirteen Weeks Ended
	March 31, 2002	March 30, 2003
Net loss:
As reported	$(29,669)	$(184,622)
Pro forma	$(62,658)	$(326,165)

Net loss per common share, basic and diluted:
As reported	$(0.01)	$(0.07)
Pro forma	$(0.02)	$(0.11)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2002	2003
Dividend yield	None	None
Expected volatility	101.4%	89.4%
Expected life of option	5 years	5-10 years
Risk-free interest rate	3.9%	4.0%

3.     Change in capitalization:

Issuance of preferred stock and warrants to purchase common stock:

During the fourth quarter of 2002, the Company conducted a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock.  The Company sold 55,600 shares of preferred stock for aggregate gross proceeds of $5,560,000.  As of April 30, 2003, the outstanding preferred stock was convertible into an aggregate of 3,518,964 shares of common stock at a conversion price of $1.58 per share.  The preferred stock pays an 8% cumulative dividend in cash or in the Company's common stock.  The Company may require conversion under certain circumstances.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share.  In connection with such placement, the Company issued its agents warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share and paid its agents cash commissions aggregating $456,000.

Exercise of warrants:

As part of the sale of common stock in 1997 and 1998, the Company sold to its private placement agent, for $50, a stock purchase warrant for the purchase of 111,950 shares of common stock at $1 per share.  As of December 29, 2002, 78,150 of such warrants remained outstanding.  On February 19, 2003, affiliates of the private placement agent exercised 76,450 warrants on a cashless basis.  The remaining 1,700 warrants expired February 20, 2003.

ITEM 2                Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002, filed with the Securities and Exchange Commission on March 28, 2003, for additional factors known to us that may cause actual results to vary.

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

In the fourth quarter of 2002, we obtained financing through the private placement of convertible preferred stock and warrants to purchase common stock.  We plan to finance the development of additional restaurants in markets throughout the Midwest with the use of the proceeds from this financing.  We have entered into a multi-site development agreement whereby we will be provided assistance in site selection, construction management and financing for new Granite City Food & Brewery restaurants.

Under this agreement, we will lease each new restaurant from our developer.  In March 2003, we began construction in the West Des Moines, Iowa market where we plan to open our restaurant in the fall of 2003.  Additionally, our developer has purchased sites for us in the Cedar Rapids and Davenport, Iowa markets where we anticipate our restaurants will open in the fourth quarter of 2003 and the first quarter of 2004, respectively.

We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.

Our restaurant sales are comprised almost entirely of the sales of food and beverages.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research.  Depreciation and amortization include depreciation on capital expenditures.  Other income and expense includes primarily the cost of interest expense on debt and capital leases and interest income on invested assets.

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen weeks ended March 31, 2002 and March 30, 2003.

	Thirteen Weeks Ended
	March 31, 2002	March 30, 2003
Restaurant revenues	100.0%	100.0%
Cost of sales:
Food, beverage and retail	29.1	28.5
Labor	34.5	34.4
Direct and occupancy	21.4	23.1
Total cost of sales	85.0	86.0

General and administrative	6.9	10.2
Depreciation and amortization	6.1	6.7

Operating income (loss)	2.0	(2.9)
Interest:
Income	—	0.8
Expense	(4.5)	(4.3)
Other income, net	1.5	—
Net other expense	(3.0)	(3.5)

Net loss	(1.0)%	(6.4)%

Critical Accounting Policies

This discussion and analysis is based upon our financial statements, which were prepared in conformity with generally accepted accounting principles.  These principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  We have identified the following critical accounting policies and estimates utilized by management in the preparation of our financial statements:

Property and equipment:

The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from three to 20 years.  The cost of leasehold improvements is depreciated over the length of the related lease.  Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  Our accounting policies regarding property and equipment include certain management judgments regarding the estimated useful lives of such assets and the determination as to what constitutes enhancing the value of or increasing the life of existing assets.  These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used.

We continually reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate.  Historically, actual results have not been materially different than the estimates we have made.

Results of Operations for the Thirteen Weeks Ended March 31, 2002 and March 30, 2003

Revenue

We generated $3,114,340 and $2,870,160 of revenues during the first quarter of 2002 and 2003, respectively.  Due to increased demand fostered by publicity surrounding the opening of our Fargo location in late November 2001, we experienced a temporary period of high revenues known as the “honeymoon effect” during the first quarter of 2002.  The 7.8% decrease in revenues was due primarily to the lack of the honeymoon effect in the first quarter of 2003.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months.  We expect the timing of new restaurant openings and the related honeymoon effect to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Cost of Sales

Food, Beverage and Retail

Our food and beverage cost decreased 0.6% as a percentage of revenues during the thirteen weeks ended March 30, 2003 compared to the thirteen-week period ended March 31, 2002.  We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food costs and guest preferences.  We periodically create new menu offerings in both our craftbrewed beers and our food based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we are able to offset such increases with our weekly specials which provide variety to our guests at a great price value.  Our varieties of craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  We expect that with the addition of future locations, increased purchasing power will further reduce our food and beverage costs as a percentage of revenues.  Additionally, as we add new units, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality product intact while reducing the production cost, thereby enhancing overall profitability.

Labor

Our labor costs expressed as a percentage of revenues decreased 0.1% during the first quarter of 2003 compared to the first quarter of 2002.  As our employees have become more seasoned, our labor costs related to kitchen staff and training have been reduced.  This reduction has been offset by increased employee health insurance premiums and increased workers compensation insurance.

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

Direct and Occupancy

Our direct and occupancy expenses increased 1.7% as a percentage of revenues during the thirteen weeks ended March 30, 2003 compared to the thirteen weeks ended March 31, 2002.  Operating supplies, rent and occupancy costs, repairs and maintenance and advertising expense represent the majority of our direct and occupancy expenses.  A substantial portion of these expenses is fixed or indirectly variable and, therefore, increased as a percent of revenue with the lower revenue base.  Increases in direct and operating expenses were primarily in the areas of promotion, utilities, property taxes and insurance.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include professional fees, office administration and centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $78,193 from $215,424 during the first quarter of 2002 to $293,617 during the first quarter of 2003.  In order to retain core management and further build our infrastructure to facilitate growth, we incurred increased payroll and benefits related expenses in the first quarter of 2003.  From the inception of our company through the end of fiscal year 2002, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers in 1999, 2001 and 2003 represent reasonable compensation for their services through March 30, 2003.  At a meeting held February 11, 2003, our board of directors established a $160,000 annual salary for our President and Chief Executive Officer effective April 1, 2003.  His salary and that of additional personnel needed to facilitate our expansion will increase our general and administrative expenses in future periods.

We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we build our infrastructure to adequately sustain operations across multiple locations.  The anticipated additional restaurant revenues associated with further expansion are expected to result in greater economies of scale for our corporate expenses in the long-term.

Depreciation and Amortization

Depreciation and amortization expense increased $2,253 during the first quarter of 2003 compared to the first quarter of 2002.  As a percentage of revenues, depreciation and amortization expense increased 0.6% between such quarterly periods.

Other Income and Expense

Interest expense net of interest income decreased $39,248 during the thirteen weeks ended March 30, 2003 compared to the similar period in 2002.  Interest expense decreased due to the reduction of outstanding principal while interest income increased due to interest earned on proceeds from the private placement of our securities during the fourth quarter of 2002.  Other income and expense for the first quarter of 2002 included the proceeds awarded by a NASD Arbitration Panel related to a claim we filed in November 2000 against Equity Securities Investments, Inc., less related legal fees.

Liquidity and Capital Resources

We have required capital principally for the development, construction and opening of new restaurants.  To date, we have obtained gross proceeds aggregating approximately $11.0 million through the sales of our securities.  Additionally, we have obtained financing through building and equipment leases, long-term debt from an independent financial institution and loans from New Brighton Ventures, Inc., an entity owned in part by our President and Chief Executive Officer.

Using the proceeds from our sale of Series A Convertible Preferred Stock, we intend to expand in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  To aid in our expansion, we entered into a multi-site development agreement in October 2002 with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, L.L.C. (“Brew Buddies”), our largest beneficial owner of securities.  Under this agreement Dunham will provide us assistance in site selection, construction management and financing for future Granite City Food & Brewery restaurants.  As of March 30, 2003, we had begun construction in the West Des Moines, Iowa area and Dunham had purchased sites for us in the Cedar Rapids and Davenport, Iowa markets.

During the thirteen weeks ended March 30, 2003, the issuance of securities provided us $1,280,408 of net cash.  We used $156,168 in operating activities, $385,908 to purchase equipment primarily for our West Des Moines location, paid dividends of $71,999 to holders of our preferred stock and made payments on our debt and capital leases aggregating $72,209.  During the thirteen weeks ended March 31, 2002, our operating activities provided $125,865 of net cash.  Using $100,000 of proceeds from a promissory note we issued to a related party in February 2002, $1,650 in proceeds from issuing common stock pursuant to the exercise of a stock option and the net cash provided by operations, we purchased $371,395 of equipment primarily for our Fargo location and made payments on our debt and capital lease obligations aggregating $66,482.

As part of our expansion strategy, we developed a prototype model for future restaurants.  Our prototypical restaurant will be approximately 8,700 square feet and will require an investment of approximately $3.5 million to $4.0 million for land, building and equipment.  We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.  Under the above referenced development agreement, we will provide funding for the initial purchase of furniture, fixtures and equipment and our pre-opening expenses, which we anticipate will aggregate approximately $1.0 million to $1.5 million per location.  Additionally, we will lease each new restaurant from our developer.

In January 2003, we entered into a 20-year net lease relating to the restaurant under construction in West Des Moines, Iowa under the terms specified in the development agreement with Dunham.  The restaurant will be constructed for us on an area of approximately 2.2 acres on a build-to-suit basis.  The annual rent will be equal to 10.5% of the sum of the construction cost and land cost.  The term of the lease will commence when operations begin and may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

With the net proceeds raised through the sale of Series A Convertible Preferred Stock, management believes that we will have sufficient funds to pursue our expansion strategy over the next 18 to 24 months.  We are also considering various alternatives to obtain capital to fund additional expansion, including debt and equity financing, partnerships with investors or combinations thereof.  The amount of financing required for new stores depends upon the definitive locations, leasehold improvement costs, construction costs and the type of transactions pursuant to which we establish new locations.  We cannot assure you that the financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases:

We have two land and building lease agreements expiring in 2019 and 2020 with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under these leases, we are required to pay additional percentage rent based upon restaurant sales.  As of March 30, 2003, future obligations relating to the land portion of these leases aggregated $3,525,727 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.

In 2001, we entered into a 20-year operating lease for land upon which we built our third restaurant.  As of March 30, 2003, future obligations under the terms of the lease aggregated $1,341,800 plus percentage rent.  In January 2003, we entered into a 20-year net lease relating to the restaurant under construction in West Des Moines, Iowa.  The annual rent will be equal to 10.5% of the sum of the construction cost and land cost.  The term of the lease will commence when operations begin.

Personal Guaranties:

Certain of our directors have personally guaranteed the lease on two of our restaurants and the $1.5 million loan we obtained to finance our third restaurant.  In connection with the loan, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, our board of directors agreed to compensate each of the guarantors for their existing and possible future guarantees of our indebtedness.  Although the amount has not yet been determined, our board agreed that such compensation would be paid upon the initial payment of rent on our fourth restaurant lease.

Employment Agreement:

We have entered into an employment agreement with our President and Chief Executive Officer.  In lieu of a salary, we issued stock options to him in 1999, 2001 and 2003 as compensation for his services through March 30, 2003.  At a meeting held February 11, 2003, our board of directors established a $160,000 annual salary for him effective April 1, 2003.  Among other provisions, the employment agreement included change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  Base on his current salary, the maximum contingent liability under this agreement would be $240,000.

Development Agreement:

We have entered into a development agreement with Dunham for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, our largest beneficial owner of securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to us on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.

Summary of Contractual Obligations:

The following table summarizes our future obligations under contractual agreements as of March 30, 2003 and the time frame within which payments on such obligations are due.  This table does not include amounts related to loan guarantee fees, employment contracts, percentage rent and the lease agreement for our West Des Moines, Iowa location as such amounts have not yet been determined.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,466,483	$23,834	$70,489	$1,372,160	$—
Capital lease obligations	7,154,804	463,496	1,233,865	1,012,701	4,444,742
Operating lease obligations	4,881,437	198,899	525,538	530,818	3,626,182
Total Obligations	$13,502,724	$686,229	$1,829,892	$2,915,679	$8,070,924

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

PART II   OTHER INFORMATION

ITEM 1                                                        Legal Proceedings

Not applicable.

ITEM 2                                                        Changes in Securities

(a)           Not applicable.

(b)           Not applicable.

(c)           On February 11, 2003, we issued a non-qualified stock option to a former officer of our company for the purchase of 20,000 shares of our common stock at an exercise price of $2.45 per share.  This ten-year option vests to the extent of 25% upon grant and an additional 25% on each of the first three anniversaries of the date of grant.  This option was granted as compensation for services rendered to our company through the cessation of the recipient’s employment with our company.

During the fourth quarter of 2002, we conducted a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock.  We sold 55,600 shares of preferred stock for aggregate gross proceeds of $5,560,000.  As of April 30, 2003, the outstanding preferred stock was convertible into an aggregate of 3,518,964 shares of common stock at a conversion price of $1.58 per share.  The preferred stock pays an 8% cumulative dividend in cash or in our common stock.  We may require conversion under certain circumstances.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share.  In connection with such placement, we issued our agents warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share and paid our agents cash commissions aggregating $456,000.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  In addition, the private placement was made in reliance upon the safeharbor provided by Rule 506 of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act.  In addition, the recipients of such securities received, or had access to, material information concerning Granite City Food & Brewery Ltd., including, but not limited to, our reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC.

(d)           Not applicable.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: May 13, 2003	By:	/s/ Monica A. Underwood
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

Dated: May 13, 2003	By	/s/ Steven J. Wagenheim
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

Dated: May 13, 2003	By	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Monica A. Underwood, Interim Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002