Form 10QSB
period 2003-06-29
GRANITE CITY FOOD & BREWERY LTD
filed 2003-08-08
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes   ☒   No   ☐.

As of August 1, 2003, the issuer had outstanding 3,945,392 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:

Yes   ☐   No   ☒.

i

PART I       FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

June 29, 2003
ASSETS:
Current assets:
Cash	$3,417,861
Inventory	102,447
Prepaids and other	171,332
Total current assets	3,691,640

Property and equipment, net	9,604,617
Intangible assets and other	341,862
Total assets	$13,638,119

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$329,135
Accrued expenses	644,631
Long-term debt, current portion	32,454
Capital lease obligations, current portion	273,931
Total current liabilities	1,280,151

Long-term debt, net of current portion	1,426,265
Capital lease obligations, net of current portion	3,558,748
Total liabilities	6,265,164

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,875,668 shares issued and outstanding	38,757
Preferred stock, $0.01 par value, 10,000,000 authorized; 55,600 Series A Convertible Preferred shares issued and outstanding	556
Additional paid-in capital	9,592,452
Stock dividends distributable	697
Accumulated deficit	(2,259,507)
Total shareholders’ equity	7,372,955

Total liabilities and shareholders’ equity	$13,638,119

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003

Restaurant revenues	$3,162,279	$3,111,026	$6,276,619	$5,981,186

Cost of sales:
Food, beverage and retail	908,625	909,316	1,815,378	1,728,198
Labor	1,076,435	1,061,028	2,151,562	2,046,861
Direct and occupancy	629,289	653,660	1,293,004	1,316,927
Total cost of sales	2,614,349	2,624,004	5,259,944	5,091,986

General and administrative	203,977	412,806	419,398	706,423
Depreciation and amortization	191,535	197,159	382,320	390,195

Operating income (loss)	152,418	(122,943)	214,957	(207,418)

Interest:
Income	312	23,581	470	46,882
Expense	(132,722)	(121,727)	(272,275)	(245,175)
Other income, net	(14,833)	—	32,354	—
Net other expense	(147,243)	(98,146)	(239,451)	(198,293)

Net income (loss)	$5,175	$(221,089)	$(24,494)	$(405,711)

Earnings (loss) per common share	$0.00	$(0.10)	$(0.01)	$(0.17)

Earnings (loss) per common share, assuming dilution	$0.00	$(0.10)	$(0.01)	$(0.17)

Weighted average shares outstanding	3,809,116	3,871,101	3,808,255	3,858,208

Weighted average shares outstanding, assuming dilution	3,882,238	3,871,101	3,808,255	3,858,208

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	June 30, 2002	June 29, 2003

Cash flows from operating activities:
Net loss	$(24,494)	$(405,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	382,320	390,195
Decrease (increase) in:
Inventory	12,088	(72)
Prepaids and other	(170,448)	(64,675)
Increase (decrease) in:
Accounts payable	32,996	(12,833)
Accrued expenses	(85,858)	(226,753)
Net cash provided by (used in) operating activities	146,604	(319,849)

Cash flows from investing activities:
Purchase of:
Property and equipment	(444,265)	(908,056)
Intangible assets and other	(1,827)	(12,327)
Net cash used in investing activities	(446,092)	(920,383)

Cash flows from financing activities:
Payments on capital lease obligations	(118,972)	(129,057)
Payments on long term-debt	(14,503)	(15,331)
Payment of dividends	—	(168,348)
Proceeds from:
Related parties	200,000	—
Issuance of stock	10,087	1,448,987
Net cash provided by financing activities	76,612	1,136,251

Net decrease in cash	(222,876)	(103,981)
Cash, beginning	384,394	3,521,842
Cash, ending	$161,518	$3,417,861

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and twenty-six weeks ended June 30, 2002 and June 29, 2003

1.              Nature of business and basis of presentation:

Nature of business:

Granite City Food & Brewery Ltd. (the “Company”) was formed to develop and operate casual dining restaurants featuring on-premises breweries.  The Company is developing these restaurant-microbreweries, known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers.  The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first facility, located in St. Cloud, Minnesota, opened in July 1999.  The second facility, located in Sioux Falls, South Dakota, opened in December 2000 and a third facility located in Fargo, North Dakota, opened in November 2001.  Construction for new restaurants is currently underway in West Des Moines and Cedar Rapids, Iowa.  Additionally, the Company has signed a lease for a site in Davenport, Iowa, for its sixth restaurant.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen and twenty-six weeks ended June 30, 2002 and June 29, 2003 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at June 29, 2003 and the results of operations and cash flows for the periods ended June 30, 2002 and June 29, 2003 have been made. Those adjustments consist only of normal and recurring adjustments.

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

The results of operations for the thirteen and twenty-six weeks ended June 29, 2003 are not necessarily indicative of the results to be expected for the entire year.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends declared by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds.  Calculations of the Company’s net earnings (loss) per common share for the thirteen and twenty-six weeks ended June 30, 2002 and June 29, 2003 are set forth in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003

Net income (loss)	$5,175	$(221,089)	$(24,494)	$(405,711)
Less dividends declared	—	(168,732)	—	(265,081)
Net income (loss) available to common shareholders	$5,175	$(389,821)	$(24,494)	$(670,792)

Income (loss) per common share	$0.00	$(0.10)	$(0.01)	$(0.17)

Income (loss) per common share, assuming dilution	$0.00	$(0.10)	$(0.01)	$(0.17)

Weighted average shares outstanding	3,809,116	3,871,101	3,808,255	3,858,208

Weighted average shares outstanding, assuming dilution	3,882,238	3,871,101	3,808,255	3,858,208

2.              Stock compensation:

The Company accounts for its stock-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  No compensation cost has been recognized for options issued to employees when the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant.  Had compensation cost been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company’s net income (loss) and net income (loss) per common share would have been changed to the following pro forma amounts:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
Net income (loss):
As reported	$5,175	$(221,089)	$(24,494)	$(405,711)
Pro forma	$(27,813)	$(294,559)	$(90,471)	$(620,724)

Net income (loss) per common share
Basic and diluted as reported	$(0.00)	$(0.10)	$(0.01)	$(0.17)
Basic and diluted pro forma	$(0.01)	$(0.12)	$(0.02)	$(0.23)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2002	2003
Dividend yield	None	None
Expected volatility	101.4%	78.6%
Expected life of option	5 years	5-10 years
Risk-free interest rate	3.9%	3.4%

3.              Change in capitalization:

Issuance of preferred stock and warrants to purchase common stock:

During the fourth quarter of 2002, the Company conducted a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock.  The Company sold 55,600 shares of preferred stock for aggregate gross proceeds of $5,560,000.  The outstanding preferred stock is convertible into an aggregate of 3,518,964 shares of common stock at a conversion price of $1.58 per share.  The preferred stock pays an 8% cumulative dividend in cash or in the Company’s common stock.  The Company may require conversion under certain circumstances.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share.  In connection with such placement, the Company issued its agents warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share and paid its agents cash commissions aggregating $471,000.

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

On June 10, 2003, 15,822 of the 1,759,473 warrants sold with the Series A Convertible Preferred Stock, were exercised on a cashless basis.

Dividends:

On March 21, 2003, the Company authorized payment of dividends to holders of its preferred stock as of that date.  Such dividends aggregated $96,349 and were paid in cash on March 31, 2003.

On June 23, 2003, the Company authorized payment of dividends to holders of its preferred stock as of that date.  Such dividends were paid June 30, 2003 through the issuance of an aggregate of 69,724 shares of common stock and $36 cash in lieu of fractional shares.

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

In the fourth quarter of 2002, we obtained financing through the private placement of convertible preferred stock and warrants to purchase common stock.  We plan to finance the development of additional restaurants in markets throughout the Midwest with the use of the proceeds from this financing.  We have entered into a multi-site development agreement whereby we will be provided assistance in site selection, construction management and financing for new Granite City Food & Brewery restaurants.  Under this agreement, we will lease each new restaurant from our developer.  We have begun construction in the West Des Moines and Cedar Rapids, Iowa markets where we plan to open our fourth and fifth restaurants in the fall of 2003.  Additionally, we have entered into a lease agreement for a site in the Davenport, Iowa market, where we anticipate opening our sixth restaurant in the first quarter of 2004.

We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.

Restaurant revenues are comprised almost entirely of the sales of food and beverages.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research.  Depreciation and amortization include depreciation on capital expenditures.  Other income and expense includes primarily the cost of interest expense on debt and capital leases and interest income on invested assets

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen and twenty-six weeks ended June 30, 2002 and June 29, 2003.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	28.7	29.2	28.9	28.9
Labor	34.0	34.1	34.3	34.2
Direct and occupancy	19.9	21.0	20.6	22.0
Total cost of sales	82.6	84.3	83.8	85.1

General and administrative	6.5	13.3	6.7	11.8
Depreciation and amortization	6.1	6.3	6.1	6.5

Operating income (loss)	4.8	(3.9)	3.4	(3.4)

Interest:
Income	0.0	0.8	0.0	0.8
Expense	(4.2)	(3.9)	(4.3)	(4.1)
Other income, net	(0.5)	—	0.5	—
Net other expense	(4.7)	(3.1)	(3.8)	(3.3)

Net income (loss)	0.1%	(7.0)%	(0.4)%	(6.7)%

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

Results of Operations for the Thirteen and Twenty-six Weeks Ended June 30, 2002 and June 29, 2003

Revenue

We generated $3,162,279 and $3,111,026 of revenues during the second quarter of 2002 and 2003, respectively.  During the first half of 2002 we had revenues of $6,276,619 while during the first half of 2003 we had revenues of $5,981,186.  Due to increased demand fostered by publicity surrounding the opening of our Fargo location in late November 2001, we experienced a temporary period of high revenues known as the “honeymoon effect” during the first quarter of 2002.  The overall 4.7% decrease in revenues in the first half of the current fiscal year was due primarily to the honeymoon effect in the comparable period of 2002.

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

Cost of Sales

Food, Beverage and Retail

Our food and beverage cost increased 0.5% as a percentage of revenues during the thirteen weeks ended June 29, 2003 compared to the thirteen-week period ended June 30, 2002.  These costs remained steady at 28.9% percent of revenue during the first half of 2002 and the first half of 2003.  We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food costs and guest preferences.  We periodically create new menu offerings in both our craftbrewed beers and our food based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we are able to offset such increases with our weekly specials which provide variety to our guests at a great price value.  Our varieties of craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  We expect that with the addition of future locations, increased purchasing power will further reduce our food and beverage costs as a percentage of revenues.  Additionally, as we add new units, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality product intact while reducing the production cost, thereby enhancing overall profitability.

Labor

Our labor costs expressed as a percentage of revenues increased 0.1% during the first quarter of 2003 compared to the first quarter of 2002 and decreased 0.1% for the twenty-six weeks ended June 29, 2003 compared to the same period of 2002.  As our employees have become more seasoned, our labor costs related to kitchen staff and training have been reduced.  This reduction has been offset by increased employee health insurance premiums and increased workers compensation insurance.

We expect that labor costs will vary as we add new locations.  Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expense at our new locations.  Our management believes that retention of good employees ensures high quality guest service and reduces hiring and training costs.  Hiring and training cost savings associated with increased staff experience are offset slightly by pay increases to retain this more experienced staff.

Direct and Occupancy

Our direct and occupancy expenses increased 1.1% as a percentage of revenues during the thirteen weeks ended June 29, 2003 compared to the thirteen weeks ended June 30, 2002.  During the first two quarters of 2003, direct and occupancy costs increased 1.4% as a percentage of revenues compared to the first two quarters of 2002. Operating supplies, rent and occupancy costs, repairs and maintenance and advertising expense represent the majority of our direct and occupancy expenses.  A substantial portion of these expenses is fixed or indirectly variable and, therefore, increased as a percent of revenue with the lower revenue base.  Increases in direct and operating expenses were primarily in the areas of utilities, property taxes and insurance.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include professional fees, office administration and centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $208,829 from $203,977 during the second quarter of 2002 to $412,806 during the second quarter of 2003.  Such costs increased $287,025 during the first half of 2003 compared to the first half of 2002.  In order to retain core management and further build our infrastructure to facilitate growth, we incurred increased payroll and benefits related expenses in the first half of 2003.  As we have increased our corporate staff, we have incurred additional rent and office upkeep expenses.  Additionally, our travel related expenses have increased with the development of new sites for expansion.  From the inception of our company through the end of fiscal year 2002, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers in 1999, 2001 and 2003 represented reasonable compensation for their services through March 30, 2003.  At a meeting held in February 2003, our board of directors established a $160,000 annual salary for our President and Chief Executive Officer which became effective April 1, 2003.  His salary increased our general and administrative expenses for the second quarter of 2003

We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we build our infrastructure to adequately sustain operations across multiple locations.  The anticipated additional restaurant revenues associated with further expansion are expected to result in greater economies of scale for our corporate expenses in the long-term.

Depreciation and Amortization

Depreciation and amortization expense increased $5,624 during the second quarter 2003 compared to the second quarter of 2002.  Depreciation and amortization expense increased $7,875 during the first half of 2003 compared to the first half of 2002.  As a percentage of revenues, depreciation and amortization expense increased 0.4% during the first half of 2003 compared to that of 2002.

Other Income and Expense

Interest expense net of interest income decreased $34,264 during the thirteen weeks ended June 29, 2003 compared to the similar period in 2002.  Interest expense net of interest income decreased $73,512 during the twenty-six weeks ended June 29, 2003 compared to the similar period in 2002.  Interest expense decreased due to the reduction of outstanding debt while interest income increased due to interest earned on proceeds from the private placement of our securities during the fourth quarter of 2002.  Other income and expense for the first half of 2002 included a loss on assets we replaced which had not been fully depreciated, as well as the proceeds awarded by a NASD Arbitration Panel related to a claim we filed in November 2000 against Equity Securities Investments, Inc., less related legal fees.

Liquidity and Capital Resources

We have required capital principally for the development, construction and opening of new restaurants.  To date, we have obtained gross proceeds aggregating approximately $11.0 million through the sales of our securities.  Additionally, we have obtained financing through building and equipment leases, long-term debt from an independent financial institution, and loans from New Brighton Ventures, Inc., an entity owned in part by our President and Chief Executive Officer.

Using the proceeds from our sale of Series A Convertible Preferred Stock, we intend to expand in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  To aid in our expansion, we entered into a multi-site development agreement in October 2002 with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, L.L.C. (“Brew Buddies”), our largest beneficial owner of securities.  Under this agreement, Dunham provides us assistance in site selection, construction management and financing for future Granite City Food & Brewery restaurants.  As of June 29, 2003, construction was in progress in West Des Moines and Cedar Rapids, Iowa and Dunham had secured a site for us in the Davenport, Iowa market.

During the twenty-six weeks ended June 29, 2003, the issuance of securities provided us $1,448,987 of net cash.  We used $319,849 in operating activities, $920,383 to purchase equipment, primarily for our West Des Moines location, paid dividends of $168,348 to holders of our preferred stock and made payments on our debt and capital leases aggregating $144,388.

During the twenty-six weeks ended June 30, 2002, our operating activities provided $146,604 of net cash.  Using proceeds from promissory notes we issued to a related party aggregating $200,000 in February and May 2002, $10,087 in proceeds from issuing common stock pursuant to the exercise of a stock option and warrants and the net cash provided by operations, we purchased $446,092 of assets, primarily for our Fargo location, and made payments on our debt and capital lease obligations aggregating $133,475.

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

In January 2003, we entered into a 20-year net lease relating to the restaurant under construction in Cedar Rapids, Iowa and a 20-year net lease relating to the restaurant being developed in Davenport, Iowa.  Each lease was entered into under the terms specified in the development agreement with Dunham.  These restaurants will be constructed for us on areas ranging from approximately 1.7 to 2.8 acres on build-to-suit basis.  The annual rent at each location will be equal to 10.5% of the sum of the construction cost and land cost.  The term of each lease will commence when operations begin at the specified location and each may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

With the net proceeds raised through the sale of Series A Convertible Preferred Stock, management believes that we will have sufficient funds to pursue our expansion strategy over the next 9 to 15 months.  We are also considering various alternatives to obtain capital to fund additional expansion, including debt and equity financing, partnerships with investors or combinations thereof.  The amount of financing required for new restaurants depends upon the definitive locations, leasehold improvement costs, construction costs and the type of transactions pursuant to which we establish new locations.  We cannot assure you that the financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases:

We have two land and building lease agreements expiring in 2019 and 2020 with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under these leases, we are required to pay additional percentage rent based upon restaurant sales.  As of June 29, 2003, future obligations relating to the land portion of these leases aggregated $3,423,336 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.

In 2001, we entered into a 20-year operating lease for land upon which we built our third restaurant.  As of June 29, 2003, future obligations under the terms of the lease aggregated $1,323,800 plus percentage rent.  In January and April 2003, we entered into three separate 20-year net leases relating to future restaurants in West Des Moines, Cedar Rapids and Davenport, Iowa.  The annual rent for each lease will be equal to 10.5% of the sum of the construction cost and land cost.  The terms of these leases will commence when operations begin at each location.

Personal Guaranties:

Certain of our directors have personally guaranteed the lease on two of our restaurants and the $1.5 million loan we obtained to finance our third restaurant.  In connection with the loan, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, our board of directors agreed to compensate each of the guarantors for their existing and possible future guaranties of our indebtedness.  Although the amount has not yet been determined, our board agreed that such compensation would be paid upon the initial payment of rent on our fourth restaurant lease.

Employment Agreement:

We have entered into an employment agreement with our President and Chief Executive Officer.  In lieu of a salary, we issued stock options to him in 1999, 2001 and 2003 as compensation for his services through March 30, 2003.  At a meeting held in February 2003, our board of directors established a $160,000 annual salary for him effective April 1, 2003.  Among other provisions, the employment agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  Based on his current salary, the maximum contingent liability under this agreement would be $240,000.

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

Summary of Contractual Obligations:

The following table summarizes our future obligations under contractual agreements as of June 29, 2003 and the time frame within which payments on such obligations are due.  This table does not include amounts related to loan guarantee fees, employment contracts, percentage rent or the lease agreement for our West Des Moines, Cedar Rapids and Davenport, Iowa locations as such amounts have not yet been determined.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,458,720	$16,071	$70,489	$1,372,160	$—
Capital lease obligations	7,000,305	308,997	1,233,865	1,012,701	4,444,742
Operating lease obligations	4,758,272	131,973	525,538	530,818	3,569,943

Total Obligations	$13,217,297	$457,041	$1,829,892	$2,915,679	$8,014,685

Qualitative and Quantitative Disclosures about Market Risk

Our company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

Changes in Interest Rate:

We are exposed to market risk from changes in interest rates relating to a lease for equipment under an agreement expiring in 2008.  As of June 15, 2004, we will be required to amortize approximately $264,100 of the then remaining balance at an interest rate of prime plus 2% for 24 additional months. At such time, our payments will increase if the prime rate is more than 8.5%.  Each percentage point above such rate would increase the total payments over the remaining life of the lease by approximately $3,000.  On November 20, 2004, we will be required to amortize approximately $416,600 of the then remaining balance at an interest rate of prime plus 2% for 42 additional months.  At such time, our payments will increase if the prime rate is more than 10.3%.  Each percentage point above such rate would increase the total payments over the remaining life of the lease by approximately $8,500.

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

ITEM 1           Legal Proceedings

Not applicable.

ITEM 2           Changes in Securities

(a)   Not applicable.

(b)   Not applicable.

(c)   On May 12, 2003, we entered into a financial advisory services agreement with First American Securities, Inc. ("FASI") pusuant to which FASI agreed to provide to our company, on a non-exclusive and as-requested basis, cuonsulting sevices with respect to financing, investor relations and related matters.  In consideration of such agreement, we issued to FASI five-year warrants to purchase an aggregate of 35,000 shares at excercise prices ranging from $2.85 to $5.40 per share, exercisable as follows:

Warrants	Excercise Price
Per Share

12,000 shares	$2.85
10,000 shares	3.40
8,000 shares	4.40
5,000 shares	5.40

On June 10, 2003, we issued 2,927 shares of common stock to each of Draft Co. and Raft Co., both accredited investors, upon the exercise of warrants originally issued to such holders on October 1, 2002, in connection with a private placement of Series A Convertible Preferred Stock and warrants.  Each warrant was exercisable at $1.58 per share for the purchase of 7,911 shares of common stock.  Each warrant contained provisions allowing the holders to convert the securities into common stock without any cash consideration in exchange for the surrender of the remaining shares of common stock otherwise purchasable upon exercise of the warrant.  The holders elected to exercise their warrants in this manner.  The net shares issued to each holder was determined based on the 10-day average closing price of our common stock of $2.508 from May 28, 2003 to June 10, 2003.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act.  Prior to the resale registration covering the shares issued to Draft Co. and Raft Co., they were restricted as to sale or transfer.  The securities issued to FASI are restricted as to sale or transfer.  The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports of Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC.  No discount or commission was paid in connection with the issuance of warrants to FASI or the issuance of common stock upon the exercise of warrants held by Draft Co. and Raft Co.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: August 8, 2003	By:	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Monica A. Underwood, Interim Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Monica A. Underwood, Interim Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.