Form 10QSB
period 2003-09-28
GRANITE CITY FOOD & BREWERY LTD
filed 2003-11-12
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐.

As of October 28, 2003, the issuer had outstanding 4,027,298 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:

Yes ☐  No ☒.

i

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

September 28, 2003
ASSETS:
Current assets:
Cash	$2,625,559
Inventory	201,739
Prepaids and other	273,816
Total current assets	3,101,114

Property and equipment, net	12,437,067
Intangible assets and other	373,756
Total assets	$15,911,937

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$874,472
Accrued expenses	792,681
Long-term debt, current portion	65,235
Capital lease obligations, current portion	315,396
Total current liabilities	2,047,784

Long-term debt, net of current portion	1,814,480
Capital lease obligations, net of current portion	5,093,502
Total liabilities	8,955,766

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,950,392 shares issued and outstanding	39,504
Preferred stock, $0.01 par value, 10,000,000 authorized; 55,600 Series A Convertible Preferred shares issued and outstanding	556
Additional paid-in capital	9,765,553
Stock dividends distributable	704
Accumulated deficit	(2,850,146)
Total shareholders’ equity	6,956,171

Total liabilities and shareholders’ equity	$15,911,937

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003

Restaurant revenues	$3,159,837	$3,786,885	$9,436,453	$9,768,071

Cost of sales:
Food, beverage and retail	895,748	1,094,291	2,711,118	2,822,489
Labor	1,046,846	1,274,087	3,198,404	3,320,948
Direct and occupancy	661,931	804,760	1,954,940	2,121,687
Total cost of sales	2,604,525	3,173,138	7,864,462	8,265,124

Pre-opening	—	270,729	—	270,729
General and administrative	254,380	449,833	673,778	1,156,256
Depreciation and amortization	192,053	206,276	574,373	596,471

Operating income (loss)	108,879	(313,091)	323,840	(520,509)

Interest:
Income	17	15,266	487	62,148
Expense	(132,091)	(133,685)	(404,366)	(378,860)
Other income, net	—	—	32,355	—
Net other expense	(132,074)	(118,419)	(371,524)	(316,712)

Net loss	$(23,195)	$(431,510)	$(47,684)	$(837,221)

Loss per common share, basic and diluted	$(0.01)	$(0.15)	$(0.01)	$(0.33)

Weighted average shares outstanding, basic and diluted	3,819,825	3,947,700	3,812,108	3,888,038

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	September 29, 2002	September 28, 2003

Cash flows from operating activities:
Net loss	$(47,684)	$(837,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	574,373	596,471
Stock option/warrant compensation	—	9,762
Decrease (increase) in:
Inventory	23,328	(99,364)
Prepaids and other	(72,046)	(167,159)
Increase (decrease) in:
Accounts payable	91,961	187,107
Accrued expenses	(190,109)	(6,704)
Net cash provided by (used in) operating activities	379,823	(317,108)

Cash flows from investing activities:
Purchase of:
Property and equipment	(448,556)	(1,950,915)
Intangible assets and other	(3,809)	(38,578)
Net cash used in investing activities	(452,365)	(1,989,493)

Cash flows from financing activities:
Payments on capital lease obligations	(179,896)	(208,952)
Payments on long term-debt	(21,458)	(22,907)
Other non-current assets	(208,141)	—
Payment of dividends	—	(168,384)
Proceeds from:
Long-term debt	—	428,572
Related parties	200,000	—
Issuance of stock	20,087	1,381,989
Net cash provided by (used in) financing activities	(189,408)	1,410,318

Net decrease in cash	(261,950)	(896,283)
Cash, beginning	384,394	3,521,842
Cash, ending	$122,444	$2,625,559

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and thirty-nine weeks ended September 29, 2002 and September 28, 2003

1.              Nature of business and basis of presentation:

Nature of business:

Granite City Food & Brewery Ltd. (the “Company”) was formed to develop and operate casual dining restaurants featuring on-premises breweries.  The Company is developing these restaurant-microbreweries, known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers.  The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first facility, located in St. Cloud, Minnesota, opened in July 1999, a second facility opened in Sioux Falls, South Dakota, in December 2000, and a third facility, located in Fargo, North Dakota, opened in November 2001.  Our fourth facility opened in September 2003 in West Des Moines, Iowa.  Construction for new restaurants is currently underway in Cedar Rapids and Davenport, Iowa.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen and thirty-nine weeks ended September 29, 2002 and September 28, 2003 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at September 28, 2003 and the results of operations and cash flows for the periods ended September 29, 2002 and September 28, 2003 have been made. Those adjustments consist only of normal and recurring adjustments.

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

The results of operations for the thirteen and thirty-nine weeks ended September 28, 2003 are not necessarily indicative of the results to be expected for the entire year.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends declared by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds.  Calculations of the Company’s net loss per common share for the thirteen and thirty-nine weeks ended September 29, 2002 and September 28, 2003 are set forth in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003

Net loss	$(23,195)	$(431,510)	$(47,684)	$(837,221)
Less dividends declared	—	(168,854)	—	(433,935)
Net loss available to common shareholders	$(23,195)	$(600,364)	$(47,684)	$(1,271,156)

Loss per common share, basic and diluted	$(0.01)	$(0.15)	$(0.01)	$(0.33)

Weighted average shares outstanding, basic and diluted	3,819,825	3,947,700	3,812,108	3,888,038

2.              Stock compensation:

The Company accounts for its stock-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  No compensation cost has been recognized for options issued to employees when the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant.  Had compensation cost been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net loss and net loss per common share would have been changed to the following pro forma amounts:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003
Net income (loss):
As reported	$(23,195)	$(431,510)	$(47,684)	$(837,221)

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(34,703)	$(58,272)	$(100,680)	$(273,285)
Pro forma	$(57,898)	$(489,782)	$(148,364)	$(1,110,506)

Net income (loss) per common share
Basic and diluted as reported	$(0.01)	$(0.15)	$(0.01)	$(0.33)
Basic and diluted pro forma	$(0.02)	$(0.17)	$(0.04)	$(0.40)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2002	2003
Dividend yield	None	None
Expected volatility	101.4%	75.0%
Expected life of option	5 years	5-10 years
Risk-free interest rate	3.9%	4.2%

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

Exercise of warrants and options:

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

On June 10, 2003, 15,822 of the 1,759,473 warrants sold with the Series A Convertible Preferred Stock, were exercised on a cashless basis, resulting in an issuance of 5,854 shares of common stock..

On August 18, 2003, one of our directors exercised a stock option for the purchase of 5,000 shares of common stock at an exercise price of $1.00 per share.  These options were issued pursuant to the 1997 Director Stock Option Plan.

Dividends:

On March 21, 2003, the Company authorized payment of dividends to holders of its preferred stock as of that date.  Such dividends aggregated $96,349 and were paid in cash on March 31, 2003.

On June 23, 2003, the Company authorized payment of dividends to holders of its preferred stock as of that date.  Such dividends were paid on June 30, 2003 through the issuance of an aggregate of 69,724 shares of common stock and $36 cash in lieu of fractional shares.

On September 22, 2003, the Company authorized payment of dividends to holders of its preferred stock as of that date.  Such dividends were paid on September 30, 2003 through the issuance of an aggregate of 70,356 shares of common stock and $38 cash in lieu of fractional shares.

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

Overview

We operate four casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery.  Our activities through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant.  Our initial restaurant commenced operations in St. Cloud, Minnesota, in June 1999.  Our second restaurant, located in Sioux Falls, South Dakota, commenced operations in December 2000.  Our third restaurant, located in Fargo, North Dakota, opened in November 2001.  We developed these restaurants using the net proceeds from a private placement conducted in late 1997, our initial public offering in June 2000, financing in the form of long-term building and equipment leases, bank financing, and loans from a related party.

We opened our fourth restaurant, located in West Des Moines, Iowa, in September 2003.  We developed this restaurant using a portion of the proceeds we obtained through the private placement of convertible preferred stock and warrants to purchase common stock in the fourth quarter of 2002.  Using the remaining proceeds from this financing, we plan to develop additional restaurants in Midwest markets.  We have entered into a multi-site development agreement whereby we are provided assistance in site selection, construction management and financing for new Granite City Food & Brewery restaurants.  Under this agreement, we lease each new restaurant from our developer.  We expect to open our Cedar Rapids, Iowa location in November 2003 and have begun construction in the Davenport, Iowa market.

We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.

Restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items such as cigarettes and promotional items, make up approximately 0.5% to 0.7% of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research.  Depreciation and amortization include depreciation on capital expenditures.  Other income and expense includes primarily the cost of interest expense on debt and capital leases and interest income on invested assets.

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen and thirty-nine weeks ended September 29, 2002 and September 28, 2003.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2002	September 28, 2003	September 29, 2002	September 28, 2003

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	28.3	28.9	28.7	28.9
Labor	33.1	33.6	33.9	34.0
Direct and occupancy	20.9	21.3	20.7	21.7
Total cost of sales	82.4	83.8	83.3	84.6

Pre-opening	—	7.1	—	2.8
General and administrative	8.1	11.9	7.1	11.8
Depreciation and amortization	6.1	5.4	6.1	6.1

Operating income (loss)	3.4	(8.3)	3.4	(5.3)

Interest:
Income	—	0.4	—	0.6
Expense	(4.2)	(3.5)	(4.3)	(3.9)
Other income, net	—	—	0.3	—
Net other expense	(4.2)	(3.1)	(3.9)	(3.2)

Net loss	(0.7)%	(11.4)%	(0.5)%	(8.6)%

Certain percentage amounts do not sum due to rounding.

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

Results of Operations for the Thirteen and Thirty-nine Weeks Ended September 29, 2002 and September 28, 2003

Revenue

We generated $3,159,837 and $3,786,885 of revenues during the third quarter of 2002 and 2003, respectively, with average weekly sales increasing from $81,021 to $88,067 over the same comparable periods.  During the first three quarters of 2002 we had revenues of $9,436,453 while we had revenues of $9,768,071 during the comparable period of 2003.  Average weekly sales for the comparable thirty-nine week periods increased slightly from $80,653 in fiscal year 2002 to $80,728 in fiscal year 2003.  The overall 3.5% increase in revenues during the first three quarters of the current fiscal year was due primarily to the opening of our new restaurant in West Des Moines on September 2, 2003.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months.  A restaurant typically experiences a temporary period of high revenues immediately following its opening due to increased demand fostered by the publicity surrounding the opening (the “honeymoon effect”).  We experienced this effect in the West Des Moines location in the third quarter of 2003 and expect it to continue into the fourth quarter of 2003.  Therefore, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Cost of Sales

Food, Beverage and Retail

Our food, beverage and retail cost increased 0.6% as a percentage of revenues during the thirteen weeks ended September 28, 2003 compared to the thirteen-week period ended September 29, 2002.  These costs increased 0.2% as a percentage of revenue during the first three quarters of 2003 compared to the first three quarters of 2002.  We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food costs and guest preferences.  We periodically create new menu offerings in both our craftbrewed beers and our food based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety to our guests at a great price value.  Our varieties of craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  We expect that with the addition of future locations, increased purchasing power will reduce our food and beverage costs as a percentage of revenues.  Additionally, as we add new units, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality product intact while reducing the production cost, thereby enhancing overall profitability.

Labor

Our labor costs expressed as a percentage of revenues increased 0.5% during the third quarter of 2003 compared to the third quarter of 2002 and increased 0.1% for the thirty-nine weeks ended September 28, 2003 compared to the same period of 2002.  Throughout their honeymoon periods, we expect new restaurants to operate all shifts with more staff and to incur higher training expenses than what we experience at our established restaurants.  This was the case at our West Des Moines location in the third quarter of 2003 and we expect it to be the case in the fourth quarter of 2003 as well.  Additionally, we had increased labor cost in the current fiscal year compared to that in the previous fiscal year due to increased employee health insurance premiums and increased workers compensation insurance.

We expect that labor costs will vary as we add new locations.  Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expense at our new locations.  Our management believes that retaining good employees through pay increases for more experienced staff ensures high quality guest service and reduces hiring and training costs.

Direct and Occupancy

Our direct and occupancy expenses increased 0.4% as a percentage of revenues during the thirteen weeks ended September 28, 2003 compared to the thirteen weeks ended September 29, 2002.  During the first three quarters of 2003, direct and occupancy costs increased 1.0% as a percentage of revenues compared to the first three quarters of 2002. Operating supplies, rent and occupancy costs, repairs and maintenance and advertising expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable.  Increases in direct and operating expenses were primarily in the areas of utilities, property taxes and insurance.

Pre-Opening Costs

Pre-opening costs experienced during the thirteen and thirty-nine weeks ended September 28, 2003 related to our West Des Moines and Cedar Rapids restaurants.  We incurred pre-opening costs of $207,916 in West Des Moines and $62,813 in Cedar Rapids.  We expect to incur additional pre-opening costs of approximately $150,000 to $155,000 for the Cedar Rapids location prior to its opening which is scheduled for November 2003.  We anticipate pre-opening costs of $200,000 to $230,000 for each new location.  Such costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include professional fees, office administration and centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $195,453 from $254,380 during the third quarter of 2002 to $449,833 during the third quarter of 2003.  Such costs increased $482,478 during the first three quarters of 2003 compared to the first three quarters of 2002.  In order to retain core management and further build our infrastructure to facilitate growth, we incurred increased payroll and benefits related expenses in the first three quarters of 2003.  As we have increased our corporate staff, we have incurred additional rent and office upkeep expenses.  Additionally, our travel related expenses have increased with the development of new sites for expansion.  From the inception of our company through the end of fiscal year 2002, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers in 1999, 2001 and 2003 represented reasonable compensation for their services through March 30, 2003.  At a meeting held in February 2003, our board of directors established a $160,000 annual salary for our President and Chief Executive Officer which became effective April 1, 2003.  His salary increased our general and administrative expenses for the second and third quarters of 2003.

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

Depreciation and Amortization

Depreciation and amortization expense increased $14,223 during the third quarter 2003 compared to the third quarter of 2002.  Depreciation and amortization expense increased $22,098 during the first three quarters of 2003 compared to the first three quarters of 2002.  As a percentage of revenues, depreciation and amortization expense remained steady at 6.1% during the first three quarters of 2003 compared to that of 2002.

Other Income and Expense

Interest expense net of interest income decreased $13,655 during the thirteen weeks ended September 28, 2003 compared to the similar period in 2002.  Interest expense net of interest income decreased $87,167 during the thirty-nine weeks ended September 28, 2003 compared to the similar period in 2002.  Over the first three quarters of 2003, interest expense decreased due to the reduction of outstanding debt while interest income increased due to interest earned on proceeds from the private placement of our securities during the fourth quarter of 2002.  Management expects interest expense will increase as we enter into additional capital leases and loan agreements for our new facilities and equipment financings.  Other income and expense for the first three quarters of 2002 included a loss on assets which had not been fully depreciated, as well as the proceeds awarded by a NASD Arbitration Panel related to a claim we filed in November 2000 against Equity Securities Investments, Inc., less related legal fees.

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

Using the proceeds from our sale of Series A Convertible Preferred Stock, we are expanding into markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  To aid in our expansion, we entered into a multi-site development agreement in October 2002 with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, L.L.C. (“Brew Buddies”), our largest beneficial owner of securities.  Under this agreement, Dunham provides us assistance in site selection, construction management and restaurant financing.

As part of our expansion strategy, we have developed a prototype model for future restaurants.  Our prototypical restaurant will be approximately 8,700 square feet and will require an investment of approximately $3.5 million to $4.0 million for land, building and equipment.  We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.  Under the above referenced development agreement, we will provide funding for the initial purchase of furniture, fixtures and equipment and our pre-opening expenses, which we anticipate will aggregate approximately $1.0 million to $1.5 million per location.  Additionally, we will lease each new restaurant from our developer.

In January 2003, we entered into a 20-year net lease relating to the restaurant under construction in Cedar Rapids and a 20-year net lease relating to the restaurant being developed in Davenport.  Each lease was entered into under the terms specified in the development agreement with Dunham.  These restaurants will be constructed for us on areas ranging from approximately 1.7 to 2.8 acres on a build-to-suit basis.  The annual rent at each location will be equal to 10.5% of the sum of the construction cost and land cost.  The term of each lease will commence when operations begin at the specified location and each lease may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

In August 2003, we entered into a $750,000 loan agreement with an independent financial institution, the proceeds of which financed our purchase of equipment for our West Des Moines location.  The loan matures in August 2010 and bears interest at the rate of 6.125% per annum.  As of September 28, 2003, we had borrowed $428,572 under this loan.  The remaining balance of $321,428 was borrowed on September 29, 2003.

In September 2003, we opened our restaurant in West Des Moines.   We are leasing this property from Dunham under a 20-year lease agreement.   Our annual lease payments are $294,000 with $173,460 classified as a capital lease and the remaining $120,540 classified as an operating lease. This lease may be extended at our option for up to five additional five-year periods.

 During the thirty-nine weeks ended September 28, 2003, the issuance of securities provided us $1,381,989 of net cash and proceeds from long-term debt provided us $428,572 of net cash.  We used $317,108 of such cash in operating activities, $1,989,493 to purchase equipment, primarily for our West Des Moines and Cedar Rapids locations, paid cash dividends of $168,384 to holders of our preferred stock, and made payments on our debt and capital leases aggregating $231,859.

During the thirty-nine weeks ended September 29, 2002, our operating activities provided $379,823 of net cash.  Using proceeds from promissory notes we issued to a related party aggregating $200,000 in February and May 2002, $20,087 in proceeds from issuing common stock pursuant to the exercise of stock options and warrants and the net cash provided by operations, we purchased $452,365 of assets, primarily for our Fargo location, made payments on our debt and capital lease obligations aggregating $201,354, and spent $208,141 on pre-paid expenses related to the sale of our Series A Convertible Preferred Stock.

With the net proceeds raised through the sale of Series A Convertible Preferred Stock and equipment financing, management believes that we will have sufficient funds to pursue our expansion strategy over the next 9 to 15 months.  We are also considering various alternatives to obtain capital to fund additional expansion, including debt and equity financing, partnerships with investors or combinations thereof.  The amount of financing required for new restaurants depends upon the definitive locations, leasehold improvement costs, construction costs and the type of transactions pursuant to which we establish new locations.  We cannot assure you that the financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases:

We have three land and building lease agreements expiring in 2019, 2020 and 2023 with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under two of the three leases, we are required to pay additional percentage rent based upon restaurant sales.  As of September 28, 2003, future obligations relating to the land portion of these leases aggregated $5,777,936 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.

In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant.  As of September 28, 2003, future obligations under the terms of the lease aggregated $1,305,800 plus percentage rent.  In April 2003, we entered into two separate 20-year net leases relating to future restaurants in Cedar Rapids and Davenport.  The annual rent for each lease will be equal to 10.5% of the sum of the construction cost and land cost.  The terms of these leases will commence when operations begin at each location.

Personal Guaranties:

Certain of our directors have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, our board of directors agreed to compensate each of the guarantors for their existing and possible future guaranties of our indebtedness.  The amount of such compensation has not yet been determined.

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

Summary of Contractual Obligations:

The following table summarizes our future obligations under contractual agreements as of September 28, 2003 and the time frame within which payments on such obligations are due.  This table does not include amounts related to loan guarantee fees, employment contracts, percentage rent or the lease agreement for our Cedar Rapids and Davenport locations as such amounts have not yet been determined.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,879,715	$16,326	$137,646	$1,448,045	$277,697
Capital lease obligations	10,270,326	197,864	1,567,935	1,344,898	7,159,629
Operating lease obligations	7,093,040	96,121	766,618	771,898	5,458,403
Total Obligations	$19,243,081	$310,311	$2,472,199	$3,564,841	$12,895,729

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

Changes in Commodity Prices:

Many of the food products we purchase are affected by commodity pricing and are, therefore, subject to unpredictable price volatility.   These commodities are generally purchased based upon market prices established with vendors.  Extreme fluctuations in commodity prices and/or long-term changes could have an adverse affect on us.  Substantially all of our food and supplies are available from several sources, which helps to control commodity price risks.  Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to a food product price increases.  If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

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

ITEM 3             Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our periodic filings with the SEC.

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

Not applicable.

ITEM 2	Changes in Securities

(a) Not applicable.

(b) Not applicable.

(c)

On June 30, 2003, we issued 69,724 shares of common stock to the holders of our Series A Convertible Preferred Stock.  We issued such common stock in lieu of $111,200 in cash dividends otherwise payable to those investors on that date.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and the certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act.  In addition, the recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC.  No underwriting discounts or commissions were paid in connection with the issuance of such common stock.

(d) Not applicable.

ITEM 3	Defaults upon Senior Securities

Not applicable.

ITEM 4	Submission of Matters to a Vote of Security Holders

	The 2003 annual meeting of shareholders was held August 15, 2003. Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

	(1)				To elect seven directors for the ensuing year and until their successors shall be elected and duly qualified.

				FOR	WITHHOLD AUTHORITY
		William E. Burdick		5,212,791	0
		Steven J. Wagenheim		5,212,791	0
		Arthur E. Pew III		5,212,791	0
		James G. Gilbertson		5,212,791	0
		Bruce H. Senske		5,212,791	0
		Eugene E. McGowan		5,212,791	0
		Steve T. Kirby		5,210,491	2,300

	(2)				To ratify the appointment of Schechter, Dokken, Kanter, Andrews & Selcer Ltd. as our independent auditors for the fiscal year ending December 28, 2003.

		FOR:	5,211,791	AGAINST:	1,000

		ABSTAIN:	0	NON-VOTE:	0

ITEM 5	Other Information

	Not Applicable.

ITEM 6	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		See “Index to Exhibits.”

	(b)	Reports on Form 8-K

		None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date:	November 12, 2003	By:	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Loan Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated August 28, 2003.

10.2	Term Note for the principal sum of $750,000 issued by Granite City Food & Brewery Ltd., Maker, to First National Bank, Payee, dated August 28, 2003.

10.3	Security Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated August 28, 2003.

31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by Monica A. Underwood, Interim Chief Financial Officer and Corporate Controller of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by Monica A. Underwood, Interim Chief Financial Officer and Corporate Controller of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002