Form 10KSB
period 2003-12-28
GRANITE CITY FOOD & BREWERY LTD
filed 2004-03-29
CIK 1048620

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29643

GRANITE CITY FOOD & BREWERY LTD.
(Name of Small Business Issuer in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

(Title of Class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The issuer’s revenues for its most recent fiscal year were $14,622,717.

The aggregate market value of the common equity held by non-affiliates of the issuer as of March 1, 2004 was approximately $12,507,268.

As of March 1, 2004 the issuer had outstanding 4,148,527 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

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

PART I

ITEM 1                                                        DESCRIPTION OF BUSINESS

Overview

We operate six casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®.  Our activities through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant which commenced operations in St. Cloud, Minnesota, in June 1999.  Over the next two-and one-half years, we opened a restaurant in Sioux Falls, South Dakota and a restaurant in Fargo, North Dakota.

We opened three additional restaurants during the later part of 2003 and early 2004.  These restaurants are located in West Des Moines, Cedar Rapids and Davenport, Iowa.  We plan to develop additional restaurants in Midwest markets.  We have entered into a multi-site development agreement with a commercial development company that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease each new restaurant from our developer.  We expect to open restaurants in Lincoln, Nebraska and Maple Grove, Minnesota during the second quarter of 2004.

In 2001, we developed a patent-pending brewing process called Fermentus Interruptus™.  We believe that Fermentus Interruptus will improve the economics of our microbrewing process as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  We believe that Fermentus Interruptus gives us the ability to improve unit level economics while maintaining the consistency of our beers.  This commissary brewing process will allow us to service up to 25 locations from one wort production site.  We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

We maintain a website at www.gcfb.net. We make available on our website, free of charge, our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

We were incorporated on June 26, 1997, as a Minnesota corporation.  Our executive offices are located at 5831 Cedar Lake Road, Minneapolis, Minnesota 55416, and our telephone number is (952) 525-2070.

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

Existing and Proposed Locations

We currently operate one Granite City Food & Brewery restaurant in each of the following locations:  St. Cloud, Minnesota; Sioux Falls, South Dakota; Fargo, North Dakota; West Des Moines, Iowa; Cedar Rapids, Iowa; and Davenport, Iowa.

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

Using the remaining proceeds from our sale of Series A Convertible Preferred Stock and equipment loans, we intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We will continue using our prototypical model for our future restaurants.  These restaurants will require an investment of approximately $3.5 million to $4.0 million each for land, building and equipment.  We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. Our multi-site development agreement provides us assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we will lease each new restaurant from our developer.  We anticipate that our pre-opening expenses and the initial purchase of furniture, fixtures and equipment will be approximately $1.0 million to $1.5 million per location.

Development Agreement

In October 2002, we entered into the above-referenced development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, L.L.C. (“Brew Buddies”), the largest beneficial owner of our securities.  For more information regarding this relationship and ownership interest, please review “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions.”  The development agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.

The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants are leased to us on the basis of a triple net lease.  The rental rate of each lease is calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.

In 2003, we entered into 20-year net leases relating to our restaurants in West Des Moines, Cedar Rapids and Davenport.  Each lease was entered into under the terms specified in the development agreement with

Dunham.  These restaurants were constructed for us on sites ranging from approximately 1.7 to 2.8 acres on a build-to-suit basis.  The annual rent at each location is equal to 10.5% of the sum of the construction cost and land cost.  The term of each lease commenced when operations began at the respective location and each lease may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

The selection of our Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development.  Such criteria include minimum “trade area” populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.  Our developer has purchased sites for us and is currently constructing restaurants for us in Lincoln, Nebraska and Maple Grove, Minnesota.

Menu

At the core of our concept is our 85-item menu complemented by fresh, handcrafted beers.  Our menu is committed to full flavored ingredients and value engineering of each item.  Our menu is based on the preparation of distinctive items not generally featured on restaurant chain menus.  We are continuously engaged in food development and create new menu items and weekly specials on a regular basis.  All menu items are staff and guest tested then refined before menu implementation.

Our menu is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items.  When our menu is opened, our guests find a special section of lunch selections featured at prices ranging from $6.25 to $7.95, providing a premium meal at a special value for midday diners.  We also offer signature selections, meals which are among our chefs’ personal favorites.  These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer.  Our overall menu prices range from $3.95 for appetizers to $18.95 for our BBQ Pork Ribs.  Most of our 85 menu items range from $8.00 to $13.99.

Some of our more popular items include our Granite City Ale and Cheddar Soup, Chicken Caesar Chalupa, Grilled Chicken and Bruschetta Salad, Chinese Pasta Salad, Grilled London Broil with Bourbon Onion Sauce, Southern Fried Chicken Breast Sandwich (marinated in buttermilk and Cajun spices), Honey Rosemary Filet Mignon and the Granite City Walleye.  We currently offer up to six special menu items weekly, ranging from appetizers to salads and entrees.  This approach allows us to develop continuous improvement and innovation, an important strategy that keeps our menu fresh and interesting.  Approximately 11% of food sales are generated through weekly specials.  We also solicit input from guests regarding our menu offerings.

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

We have created a brewing process that we believe improves the quality, consistency and efficiency of serving handcrafted brews at multiple locations.  This process, Fermentus Interruptus, enables us to keep our high quality product intact while enhancing overall profitability.  We believe that Fermentus Interruptus provides us with a distinct competitive advantage because it fits our development strategy of clustering our locations within geographic regions to maximize operational efficiencies.

Our Fargo location was the first to use this process which is now being used by our Des Moines, Cedar Rapids and Davenport locations as well.  For these units, the brewing process begins in our Sioux Falls location where wort is produced.  This non-alcoholic liquid is then transported via truck to the fermentation vessels in the brewery that serves the brew.  It is then fermented by adding yeast to complete the brewing process.  We use the freshest and finest malted barleys, wheats and rye as well as various hops, which we purchase from a variety of sources in Europe and North America.  Our Chairman of the Board and Brewmaster, William E. Burdick, developed Fermentus Interruptus in order to maintain the quality and consistency of our beer products.  This process will allow us to service up to 25 locations from one wort production site.

We believe that Fermentus Interruptus improves the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  Because the initial stages of brewing are under the direction of a single brewing team, consistency of product is further maintained.  We believe that Fermentus Interruptus gives us the ability to improve unit level economics while maintaining the consistency of our Old World, classic beers.

We supplement our microbrewed products with national and international brands of beer at each of our locations.  This allows us to cater to a larger variety of beer enthusiasts.

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

Each Granite City restaurant employs approximately 125 hourly employees, approximately 80% of whom are part time.  All employees are trained and work on a buddy-trailing system before they are scheduled to work independently.

We actively recruit and select individuals who share our passion for a high level of guest service.  Multiple interviews are used to aid in the selection of new employees at all levels.  We have developed a competitive compensation package for our restaurant management team.  This package includes a base salary, competitive benefits and participation in a management incentive plan that rewards the management team for achieving performance objectives.  It is our policy to promote from within, but at our current stage of growth, we supplement this policy with employees from outside our organization as we open restaurants in new markets.

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

Purchasing

We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources.  To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we control such purchasing by buying from a variety of national, regional and local suppliers at negotiated prices.  Most food products are shipped from a central distributor directly to our existing restaurants two to four or more times per week.  Produce is delivered six times per week from local suppliers to ensure product freshness.  We do not maintain a central food product warehouse.  As is typical in our industry, we do not have any long-term contracts with our food or brewing ingredient suppliers.  We purchase ingredients for our brewing operations from a variety of foreign and domestic suppliers at negotiated prices.  We have not experienced significant delays in receiving food products, brewing ingredients, restaurant supplies or equipment.  As the number of our restaurants increases, we expect to gain greater leverage in the purchasing of food and brewing products.

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

Each of our restaurants is required by a state authority and, in certain locations, county and/or municipal authorities, to obtain a license to brew beer and a license to sell beer, wine and liquor on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.  We have not encountered any material difficulties in obtaining or retaining alcoholic beverage licenses to date.  Our failure to receive or retain a license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere.

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

Beer and Liquor Regulation

Licensing Requirements

We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as the licensing requirements of states and municipalities where our restaurants are located.  Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the brewing and/or sale of our beer.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Management believes that our company is operating in substantial compliance with applicable laws and regulations governing our operations.

Excise Taxes

The federal government currently imposes an excise tax of $18 on each barrel of beer produced for domestic consumption in the United States.  However, each brewer with production of not more than 2,000,000 barrels per year is taxed only $7 per barrel on the first 60,000 barrels produced annually.  If company-wide production increases to amounts over 60,000 barrels per year or if the small brewer’s credit is reduced or eliminated, there will be an increase in our average federal excise tax rate.

Each of the states in which we currently do business imposes an excise tax based on the amount of beer sold.  The amounts of such taxes vary by state and range from $2.48 to $8.50 per barrel.  We anticipate similar excise taxes will be imposed by states in which we build future restaurants.

Limits on Production

Most states regulate microbreweries and maintain limits on beer production.  Additionally, certain states include restrictions on beer sales and beer purchases.  While regulations vary from state to state, in the states in which we do business, the production limits range from 3,500 to 10,000 barrels per year.  We believe we can operate our existing Granite City locations without violating such restrictions.  Although states into which we may expand may also limit the amount of beer production to a specific number of barrels per year, we believe that we will be able to expand into future locations without violating such production limits.

Competition

The restaurant industry is intensely competitive.  We positioned the Granite City concept in the high-quality casual dining segment.  In our current and proposed markets, we compete with established local restaurants, established national chains such as TGI Friday’s, Applebee’s, Outback Steak House, Biaggi’s, Bennigan’s, Champps Americana, Timberlodge Steak House, Chilis, Olive Garden, Ground Round, Red Lobster, Ciatti’s, as well as Rock Bottom and Hop’s, which also have on-premises brewing.  Throughout the United States, including markets which we intend to target for expansion, there are micro-breweries of various sizes and qualities, some of which feature food.  Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location.  We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specialty handcrafted beers.  We compete with a number of well-established national, regional and local restaurants which have substantially greater financial, marketing, personnel and other resources than we do.  We also compete with many other retail establishments for site locations.

Employees

As of February 8, 2004, we had approximately 878 employees, representing approximately 71 full time employees and approximately 807 part time employees.

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

ITEM 2                                                        DESCRIPTION OF PROPERTY

Our corporate headquarters is located in Minneapolis, Minnesota.  We occupy this facility under a two-year lease entered into in December 2003.  This office space is rented to us at a rate of $3,350 per month.

In July 1998, we entered into a net lease relating to our restaurant in St. Cloud, with St. Cloud Investments, L.L.P., an unrelated third party.  This 10,000 square foot building was constructed for us on a build-to-suit basis.  We lease the St. Cloud location over a 20-year term at an annual base rent which escalates every five years.  The annual base rents over the initial lease term are as follows: $216,153, $213,682, $224,243 and $236,388, subject to adjustment as provided in the lease.  In addition to the annual base rent, we are obligated to pay an annual percentage rent in the amount of 7% on gross sales at the site in excess of $3,200,000 per year.  During the years ended December 29, 2002 and December 28, 2003, we paid percentage rent in St. Cloud of $46,350 and $57,293, respectively.  The lease may be extended at our option for up to two additional five-year periods on the same terms and conditions, except that the annual base rent would increase during any such extension.  The lease has been personally guaranteed by Steven J. Wagenheim and William E. Burdick.  We paid an effective annual rent of $26.43 and $27.30 per square foot for the years ended December 29, 2002 and December 28, 2003, respectively, at the St. Cloud location.

In June 2000, we entered into a net lease relating to our restaurant in Sioux Falls, with Sioux Falls Investments, L.L.P., an unrelated third party.  The lease was amended in February 2003 and was subsequently assigned to Douglas Johnson, an unrelated third party, under the same terms and conditions.  This 10,600 square foot restaurant was constructed for us on a build-to-suit basis.  We lease the Sioux Falls location over a 20-year term at an annual base rent which escalates at specified periods over the term of the lease.  The annual base rents over the initial lease term, subject to adjustment as provided in the lease, are as follows:

•	years 1 through 5:	$286,736
•	years 6 through 7:	$292,716
•	years 8 through 10:	$305,177
•	years 11 through 15:	$321,025
•	years 16 through 20:	$339,251

In addition to the annual base rent, we are obligated to pay an annual percentage rent in the amount of 7% on gross sales at the site in excess of $4,162,791 per year.  No percentage rent was due for the years ended December 29, 2002 and December 28, 2003.  The lease may be extended at our option for up to two additional five-year periods on the same terms and conditions, except that the annual base rent would increase during any such extension.  The lease has been personally guaranteed by Steven J. Wagenheim and William E. Burdick.  We paid an effective annual rent of $27.61 and $26.61 per square foot for the years ended December 29, 2002 and December 28, 2003, respectively, at the Sioux Falls location.

In January 2001, we entered into a 20-year net ground lease relating to our restaurant in Fargo, with West Acres Development, LLP, an unrelated third party.  Under the lease terms, we are obligated to pay annual base rent of $72,000, plus annual percentage rent equal to the amount, if any, by which 3% of our gross sales at the site exceeds the annual base rent.  During the years ended December 29, 2002 and December 28, 2003, we paid percentage rent in Fargo of $46,635 and $39,464, respectively.  We also pay insurance, property taxes on the land and improvements and a share of common area maintenance costs.  We may extend the lease at our option for an additional five-year period on the same terms and conditions, except that the annual base rent would increase for any such extension.  As of December 29, 2002, the effective annual rent per square foot at our Fargo location was $12.79 (land only).  For information regarding the leasehold mortgage and security agreement applicable to our Fargo restaurant, please review “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.”

In January 2003, we entered into net lease relating to our restaurant in West Des Moines, with Dunham under the terms specified in the development agreement.  This 9,449 square foot restaurant was constructed for us on approximately 2.2 acres on a build-to-suit basis.  We lease the West Des Moines location over a 20-year term at an annual base rent of $294,000 over the initial term of the lease.  The lease may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

In April 2003, we entered into net lease relating to our restaurant in Cedar Rapids, with Dunham under the terms specified in the development agreement.  This 9,449 square foot restaurant was constructed for us on approximately 1.6 acres on a build-to-suit basis.  We lease the Cedar Rapids location over a 20-year term at an annual base rent of $315,000 over the initial term of the lease.  The lease may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

In April 2003, we entered into net lease relating to our restaurant in Davenport, with Dunham under the terms specified in the development agreement.  This 9,449 square foot restaurant was constructed for us on approximately 2.8 acres on a build-to-suit basis.  We lease the Davenport location over a 20-year term at an annual base rent of $341,250 over the initial term of the lease.  The lease may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

As of December 28, 2003, Dunham had purchased property and commenced building restaurants for us in Lincoln, Nebraska and Maple Grove, Minnesota.  We will lease these restaurants from Dunham under the terms and conditions set forth in the development agreement.   The term of each lease will be 20 years with five five-year options to renew.

In the opinion of our management, each of our existing locations is adequately covered by insurance.

ITEM 3                                                        LEGAL PROCEEDINGS

We were not a party to any material litigation as of February 29, 2004.

ITEM 4                                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of February 29, 2004.  Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office.  There are on familial relationships between any director or executive officer.

Name	Age	Position with Company
Steven J. Wagenheim	50	President, Chief Executive Officer and Director
Monica A. Underwood	44	Interim Chief Financial Officer and Corporate Controller
Timothy R. Cary	36	Chief Operating Officer-Restaurant Operations
James J. Hughes	48	Senior Vice President of Operations

Steven J. Wagenheim, President, Chief Executive Officer and director, is also one of our founders.  Mr. Wagenheim has over 25 years of hospitality industry experience as corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations.  Mr. Wagenheim is the Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., which operates a Champps Americana restaurant in New Brighton, Minnesota.  Since 1989, Mr. Wagenheim has been involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation.  Mr. Wagenheim received his Bachelor’s degree from Michigan State University and an Associate’s Degree in Culinary Arts from the Culinary Institute of America.

Monica A. Underwood became our Interim Chief Financial Officer in February 2003.  Ms. Underwood has also served as our Corporate Controller since April 2001.  Prior to joining our company in 2001, she was the Corporate Controller for iNTELEFILM Corporation, an entity engaged in television commercial production, from May 1990 to April 2001.

Timothy R. Carybecame our Chief Operating Officer-Restaurant Operations in December 2003.  Mr. Cary has been involved in the restaurant industry for 19 years.  From October 1999 until December 2003, Mr. Cary served as our Vice President of Operations.  From 1991 until 1999, he held a variety of management positions with the Champps Americana chain of restaurants.

James J. Hughes became our Senior Vice President of Operations in December 2003.  Mr. Hughes has over 25 years of experience in the restaurant industry.  From 2002 to 2003, Mr. Hughes was Vice President of Operations of Krispy Kreme for South Florida and New York.  From 1979 to 2001, he held various positions with Carlson Restaurants Worldwide (TGI Friday’s), most recently that of Vice President of Operations for the Northeast and Mid Atlantic Divisions.

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

Period	High	Low
2002
First Quarter	$4.81	$1.58
Second Quarter	$2.00	$1.36
Third Quarter	$1.82	$1.25
Fourth Quarter	$2.45	$1.20
2003
First Quarter	$2.50	$1.85
Second Quarter	$2.82	$2.15
Third Quarter	$2.65	$1.97
Fourth Quarter	$5.00	$2.31

As of March 1, 2004, we had 113 shareholders of record.

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

During the fourth quarter of 2002, we completed a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock.  The convertible preferred stock pays an 8% cumulative dividend in cash or in shares of common stock.  From December 31, 2002 to December 31, 2003, we paid dividends to holders of our preferred stock aggregating $168,459 in cash and 210,310 in shares of common stock.

Sales of Unregistered Securities during the Fourth Quarter of 2003

In the fourth quarter of 2003, we issued 15,822 shares of common stock to an accredited investor, and 221 shares of common stock to an affiliate of our private placement agent, upon the exercise for cash of warrants originally issued on October 1, 2002, in connection with a private placement of Series A Convertible Preferred Stock and warrants.  Each warrant was exercised at $1.58 per share.

Additionally, in the fourth quarter of 2003, we issued 6,329 shares of common stock to an accredited investor, upon the conversion of 100 shares of our Series A Convertible Preferred Stock originally issued on October 1, 2002.  The convertible preferred stock was converted at $1.58 per share.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  Certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act.  Prior to the resale registration covering such securities, they were restricted as to sale or transfer.  The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-KSB, Form

10-QSB and Form 8-K, as filed with the SEC.  No discount or commission was paid in connection with the issuance of common stock upon the exercise of such warrants or the conversion of such convertible preferred stock.

ITEM 6                                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We operate six casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery.  Our activities through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant.  Our initial restaurant commenced operations in St. Cloud, in June 1999.  Our second restaurant, located in Sioux Falls, commenced operations in December 2000.  Our third restaurant, located in Fargo, opened in November 2001.  We developed these restaurants using the net proceeds from a private placement of common stock completed in late 1997, an initial public offering in June 2000, financing in the form of long-term building and equipment leases, bank financing, and loans from a related party.

We opened our fourth restaurant, located in West Des Moines, in September 2003, our fifth restaurant, located in Cedar Rapids, in November 2003, and our sixth restaurant, located in Davenport, in January 2004.  We developed these restaurants using a portion of the proceeds we obtained through the private placement of convertible preferred stock and warrants to purchase common stock in the fourth quarter of 2002, as well as equipment loans.  Using the remaining proceeds from this financing, we plan to develop additional restaurants in Midwest markets.  We have entered into a multi-site development agreement with a commercial developer that provides us assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease each new restaurant from our developer.  We expect to open two additional restaurants, one in Lincoln and one in Maple Grove, during the second quarter of 2004.  We continue to explore additional methods of financing in order to further pursue our expansion plans.

In 2001, we developed a brewing process called Fermentus Interruptus.  We believe that Fermentus Interruptus improves the economics of our microbrewing process as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  We believe that Fermentus Interruptus gives us the ability to improve unit level economics while maintaining the consistency of our beers.   This commissary brewing process will allow us to service up to 25 locations from one wort production site.    We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

We expect that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.

We expect the timing of new restaurant openings to have a significant impact on restaurant revenues and costs.  We believe we will incur the most significant portion of pre-opening costs associated with a new restaurant within the quarter immediately preceding, and the month of, the opening of such restaurant.

We use a 52/53-week fiscal year ending on the last Sunday of December to account for our operations.  All references to “2002” and “2003” within the following discussion represent fiscal years ended December 29, 2002 and December 28, 2003, respectively.  Our fiscal year ended December 29, 2002 included 156 restaurant weeks while our fiscal year ended December 28, 2003 included 179 restaurant weeks.

Our restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items, such as cigarettes and promotional items, typically represent approximately 0.3% to 0.7% of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research.  Depreciation and amortization include depreciation on capital expenditures.  Other income and expense includes primarily the cost of interest expense on debt and capital leases and interest income on invested assets.

Results of Operations

The table below sets forth results of our operations for the years ended December 29, 2002 and December 28, 2003.

	Year Ended
	December 29, 2002	December 28, 2003

Restaurant revenues	100.0%	100.0%

Cost of sales:
Food, beverage and retail	28.6	29.3
Labor	34.1	34.0
Direct and occupancy	21.3	21.6
Total cost of sales	84.0	84.9

Pre-opening	—	3.8
General and administrative	7.5	12.6
Depreciation and amortization	6.2	5.6

Operating income (loss)	2.2	(6.9)

Interest:
Income	0.1	0.5
Expense	(4.3)	(3.8)
Other income, net	0.3	—
Net other expense	(4.0)	(3.3)

Net income (loss)	(1.8)%	(10.3)%

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

Property and equipment

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

Results of Operations for the Fiscal Years Ended December 29, 2002 and December 28, 2003

Restaurant Revenues

We generated $12,286,749 and $14,622,717 of restaurant revenues during 2002 and 2003, respectively, with average restaurant sales increasing from $78,761 to $81,691 per week.  The 19% increase in revenues for 2003 over that of 2002 was attributed principally to the addition of our West Des Moines and Cedar Rapids restaurants in September 2003 and November 2003, respectively.  Our 2002 operations included 156 restaurant weeks compared to 179 restaurant weeks in 2003.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months.  A restaurant typically experiences a temporary period of high revenues immediately following its opening due to increased demand fostered by the publicity surrounding the opening (the “honeymoon effect”).  We experienced the honeymoon effect in the West Des Moines and Cedar Rapids locations in the last two quarters of 2003 and expect it to continue into the first quarter of 2004.  Therefore, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Restaurant Costs

Food and Beverage

Our food and beverage cost increased by 0.7% as a percentage of revenues during 2003 compared to 2002.  The increase we experienced in 2003 was due primarily to lower experience levels of our new staff as we opened restaurants in the second half of 2003, as well as product price increase in some areas.

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

Labor

Our labor costs decreased by 0.1% as a percentage of revenues during 2003 from that experienced in 2002.  Although we experienced increases in employee benefit costs throughout the year, our increased revenue base in the second half of 2003, due to the honeymoon effect, enabled us to obtain this overall decrease in labor as a percentage of revenue.

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

Direct and Occupancy

Our direct and occupancy expenses increased 0.3% as a percentage of revenues during 2003 from that experienced in 2002.  Operating supplies, rent and occupancy costs, repairs and maintenance, and advertising expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable.  While some such expenses, including printing, repair and maintenance and percentage rent, decreased as a percent of revenue during 2003, hiring and training expense, credit card discounts, utilities and property taxes increased over that of the prior fiscal year.

Pre-Opening Costs

Pre-opening costs experienced during 2003 related to our West Des Moines, Cedar Rapids and Davenport restaurants.  During 2003, we incurred pre-opening costs of $211,793 in West Des Moines, $269,951 in Cedar Rapids and $77,669 in Davenport.  We incurred additional pre-opening costs of approximately $160,000 for the Davenport location prior to its opening on January 27, 2004.  We anticipate pre-opening costs of $200,000 to $250,000 for each new location.  Such costs are primarily incurred in the month of, and two months prior to, the restaurant opening and are expensed as incurred.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $914,629 during 2003 compared to 2002.  As a percent of revenue, general and administrative expenses increased 5.1% over the same period.  In order to retain and recruit core management and further build our infrastructure to facilitate growth, we incurred increased payroll and benefits related expenses and additional rent and office upkeep expenses in 2003.  Additionally, our travel related expenses have increased with the opening of new restaurants and the development of new sites for expansion, and our advertising costs increased with the development and roll-out of a billboard campaign in 2003.  From the inception of our company through the end of fiscal year 2002, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers in 1999, 2001 and 2003 represented reasonable compensation for their services through March 30, 2003.  During the year ended December 28, 2003, we added three new positions at the corporate level and began paying our President and Chief Executive Officer a salary, which increased our general and administrative expenses.

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

Depreciation and Amortization

Depreciation expense increased $51,112 from $766,851 in 2002 to $817,963 in 2003.  This increase was due principally to the additional depreciation related to buildings and equipment at our new locations.  As a percentage of revenue, depreciation expense decreased 0.6% in 2003 compared to 2002.

Other Income and Expense

Interest income increased $59,133 during 2003 compared to 2002 due to interest earned on proceeds from the private placement of our securities during the fourth quarter of 2002.  Interest expense increased $29,100 during the same period due to the addition of a loan agreement for our West Des Moines location and capital leases for our West Des Moines and Cedar Rapids locations.  Management expects interest expense will increase as we enter into additional capital leases and loan agreements for our new facilities and equipment, while interest income will decrease as the proceeds from our private placement are fully utilized.  Other income and expense in 2002 included a loss on assets which had not been fully depreciated, as well as the proceeds awarded by a NASD Arbitration Panel related to a claim we filed in November 2000 against Equity Securities Investments, Inc., less related legal fees.

Liquidity and Capital Resources

We have required capital principally for the development, construction and opening of new restaurants.  To date, we have obtained gross proceeds aggregating approximately $11.0 million through the sales of our securities in our initial public offering and two private placements.  Additionally, we have obtained financing through building and equipment leases, long-term debt from an independent financial institution, and loans from New Brighton Ventures, Inc., an entity owned in part by our President and Chief Executive Officer.

During fiscal year 2003, the issuance of our convertible preferred stock and our issuance of common stock upon the exercise of options and warrants provided us $1,408,986 of net cash and proceeds from long-term debt provided us $750,000 of net cash.  We used $143,089 of cash in operating activities, $3,582,066 to purchase equipment and other assets primarily for our West Des Moines, Cedar Rapids and Davenport locations, paid cash dividends to holders of our convertible preferred stock of $168,421, and made payments on our debt and capital lease obligations aggregating $347,292.

During fiscal year 2002, our operating activities provided $565,881 of net cash.  Using proceeds from promissory notes we issued to New Brighton Ventures, Inc. aggregating $200,000 in February and May 2002, $3,458,832 in net proceeds from issuance of our convertible preferred stock and our issuance of common stock upon the exercise of options and warrants, and the net cash provided by operations, we purchased $522,766 of assets primarily for our Fargo location and made payments on our debt and capital lease obligations aggregating $564,499.

Using the remaining proceeds from our sale of convertible preferred stock, we are expanding into markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  To aid in our expansion, we entered into a multi-site development agreement in October 2002 with Dunham for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, the largest beneficial owner of our securities.  Under this agreement, our developer  provides us assistance in site selection, construction management and restaurant financing for new restaurants.

As part of our expansion strategy, we developed a prototype model we have used for our West Des Moines, Cedar Rapids and Davenport locations and intend to use for our future restaurants.  Our prototypical restaurant requires an investment of approximately $3.5 million to $4.0 million for land, building and equipment.  We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.  Under the above-referenced development agreement, we provide funding for the initial purchase of furniture, fixtures and equipment and our pre-opening expenses, which we anticipate will aggregate approximately $1.0 million to $1.5 million per location.  Additionally, we lease each new restaurant from our developer.

Between September 2003 and January 2004, we opened three restaurants.  We are leasing each of these properties from Dunham under 20-year lease agreements.  Each lease may be extended at our option for up to five additional five-year periods.  Our annual lease payments for these properties are as follows:

•                  West Des Moines:  $294,000 annual lease with $173,460 classified as a capital lease and $120,540 classified as an operating lease.

•                  Cedar Rapids:  $315,000 annual lease with $183,645 classified as a capital lease and $131,355 classified as an operating lease.

•                  Davenport:  $341,000 annual lease with $194,250 classified as a capital lease and $147,000 classified as an operating lease.

In August 2003, we entered into a $750,000 loan agreement with an independent financial institution, the proceeds of which financed the purchase of equipment for our West Des Moines location.  The loan matures in August 2010.  In January 2004, we entered into an additional $750,000 loan agreement with the same lender, the proceeds of which financed the purchase of equipment for our Davenport location.  This loan matures in January 2011.  Both loans bear interest at the rate of 6.125% per year.

Our developer has purchased land and begun construction of restaurants for us in Lincoln and Maple Grove.  We plan to begin operations at these restaurants during the second quarter of 2004.  With the remaining net proceeds raised through the sale of Series A Convertible Preferred Stock, equipment financing and cash generated from operations, management believes that we will have sufficient funds to pursue our business strategy over the next 12 months.  We are also considering various alternatives to obtain capital to fund additional expansion, including debt and equity financing, partnerships with investors or combinations thereof.  The amount of financing required for new restaurants depends upon the definitive locations, leasehold improvement costs and construction costs.  We cannot assure you that the financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases

As of December 28, 2003, we had four land and building lease agreements expiring in 2019, 2020, 2023 and 2023 with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under two of the four leases, we are required to pay additional percentage rent based upon restaurant sales.  As of December 28, 2003, future obligations relating to the land portion of these leases aggregated $8,287,710 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant.  As of December 28, 2003, future obligations under the terms of the lease aggregated $1,287,800 plus percentage rent.

Personal Guaranties

Certain of our directors have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of such compensation shall be calculated based on the balances of such loans at specific times throughout the agreements.    The precise formula which will be used has not yet been determined.

Employment Agreement

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

Development Agreement

We have entered into a development agreement with Dunham for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, the largest beneficial owner of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to us on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.

Summary of Contractual Obligations

The following table summarizes our future obligations under contractual agreements as of December 28, 2003 and the time frame within which payments on such obligations are due.  This table does not include amounts related to loan guarantee fees or percentage rent as such amounts have not yet been determined.  Whether or not we would incur any additional expense on our employment agreement with Mr. Wagenheim depends upon the existence of a change in control of the company.  Therefore, no such amounts have been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,179,336	$122,584	$273,224	$1,554,553	$228,975
Capital lease obligations	13,561,694	964,859	1,836,998	1,545,600	9,214,237
Operating lease obligations	9,660,029	552,599	1,057,272	1,030,368	7,019,790

Total Obligations	$25,401,059	$1,640,042	$3,167,494	$4,130,521	$16,463,002

Qualitative and Quantitative Disclosures about Market Risk

Our company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

Changes in Interest Rate

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

Risks Related to our Business

We cannot predict whether we will be able to achieve or sustain revenue growth, profitability or positive cash flow.  Our operating experience has not been long enough for us to know whether we can achieve and sustain profitable operations and positive cash flow.  Our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions in our markets, and the level of competition in our markets.

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

Unanticipated costs or delays in the development or construction of our restaurants could prevent our timely and cost-effective opening of new restaurants.  Our developer depends upon contractors for the construction of our restaurants.  After  constructions, we invest heavily in leasehold improvements for completion of our restaurants.  Many factors could adversely affect the cost and time associated with our development of restaurants, including:

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

We may be unable to fund our significant future capital needs in the long term and we may need additional funds sooner than anticipated.  To finance our expansion plans, we require funds for capital expenditures, pre-opening costs and to offset negative cash flow related to new restaurant openings.  We may not be able to obtain the future financing we need for expansion on acceptable terms.  If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.  We may raise future capital through the issuance of our securities.  Depending upon the price at which we issue securities to fund expansion, your holdings may be diluted.  Specifically, our future expansion may be delayed or curtailed:

•                                          if future cash flows from operations fail to meet our expectations

•                                           if costs and capital expenditures for new restaurant development exceed anticipated amounts

•                                          if we incur unanticipated expenditures related to our operations

•                                          if we are unable to obtain acceptable equipment financing of restaurants

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

Because the value of our business depends primarily upon intangible assets, such as our business concept and development strategy, the value of your investment could decrease significantly in the event of liquidation.  Because we do not own the real estate at any of our existing locations, we do not own the buildings at five of our six existing locations, we lease much of the equipment we use, and we do not plan to own the real estate or buildings in which our future restaurants will be located, our tangible assets mainly consist of inventory.  Until we establish a history of earnings, the value of our business that could be realized upon liquidation is comprised of intangible assets, including our business concept, development strategy, intellectual property, trademarks, goodwill and employee know-how.  If our business is not successful, the value of our intangible assets could decrease significantly.  The value of your investment could decrease as a result.

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

We are required to make quarterly dividend payments on our outstanding Series A Convertible Preferred Stock which may reduce the cash available for other purposes or dilute your current investment.  Cash dividends payable to holders of our outstanding preferred stock aggregate approximately $110,000 each quarter.  We may elect to pay such dividends in our common stock valued at $1.58 per share.  In the three most recent quarters we have elected to pay these dividends with common stock.  We believe that our cash resources will be sufficient to permit us to pay quarterly cash dividends to our preferred shareholders in the near future without an adverse affect on cash needed for current operations and planned expansion.  However, we cannot assure you that we will have sufficient cash resources to cover such dividend payments.  If we are unable to pay future quarterly dividends to our preferred shareholders in cash, or determine that it is imprudent to do so, the common stock we issue as payment of dividends would dilute your current investment and trigger anti-dilution rights of certain outstanding securities.

Our existing shareholders have significant control which could reduce your ability to receive a premium for your shares through a change in control.  As of March 1, 2004, our directors and executive officers, as a group, beneficially owned approximately 6,716,775 shares or 76.5% of our common stock.  As a result, they are able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support.  These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock.  As a result, this concentration of ownership could depress our stock price.

If we do not maintain our Nasdaq listing, you may have difficulty reselling your units, common stock or Class A Warrants.  We will need to maintain certain financial and corporate governance qualifications to keep our units, common stock and Class A Warrants listed on Nasdaq.  We cannot assure you that we will at all times meet the criteria for continued listing on The Nasdaq SmallCap Market.  If we fail to maintain such qualifications, including a minimum bid price for our common stock of $1.00, our securities may be delisted.  In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board.  In addition, our securities could become subject to the SEC’s “penny stock rules.”  The penny stock rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors.  Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities.  If any of these events take place, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.

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

ITEM 7                                                        FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Granite City Food & Brewery Ltd.

St. Louis Park, Minnesota

We have audited the accompanying balance sheets of Granite City Food & Brewery Ltd. as of December 29, 2002 and December 28, 2003, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2002 and 2003 financial statements referred to above present fairly, in all material respects, the financial position of Granite City Food & Brewery Ltd. as of December 29, 2002 and December 28, 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

February 10, 2004
Minneapolis, Minnesota

GRANITE CITY FOOD & BREWERY LTD.

BALANCE SHEETS

	December 29, 2002	December 28, 2003
ASSETS:
Current assets:
Cash	$3,521,842	$1,439,960
Inventory	102,375	177,176
Prepaids and other	106,657	145,857
Total current assets	3,730,874	1,762,993

Property and equipment, net	9,080,701	15,177,392
Intangible assets and other	335,589	381,782
Total assets	$13,147,164	$17,322,167

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$341,968	$460,160
Accrued expenses	871,384	1,293,241
Long-term debt, current portion	31,401	122,584
Capital lease obligations, current portion	265,412	362,920
Total current liabilities	1,510,165	2,238,905

Long-term debt, net of current portion	1,442,649	2,056,752
Capital lease obligations, net of current portion	3,696,324	6,702,352
Total liabilities	6,649,138	10,998,009

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,826,100 and 4,044,120 shares issued and outstanding at December 29, 2002 and December 28, 2003, respectively	38,261	40,441
Preferred stock, $0.01 par value, 10,000,000 authorized; 47,434 and 55,500 Series A Convertible Preferred shares issued and outstanding at December 29, 2002 and December 28, 2003, respectively	474	555
Additional paid-in capital	8,629,828	10,070,429
Stock dividends distributable	—	702
Preferred stock subscription receivable	(683,300)	—
Accumulated deficit	(1,487,237)	(3,787,969)
Total shareholders’ equity	6,498,026	6,324,158

Total liabilities and shareholders’ equity	$13,147,164	$17,322,167

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF OPERATIONS

	Year Ended
	December 29, 2002	December 28, 2003

Restaurant revenues	$12,286,749	$14,622,717

Cost of sales:
Food, beverage and retail	3,520,107	4,287,120
Labor	4,192,970	4,970,829
Direct and occupancy	2,612,019	3,162,007
Total cost of sales	10,325,096	12,419,956

Pre-opening	—	559,413
General and administrative	924,652	1,839,281
Depreciation and amortization	766,851	817,963

Operating income (loss)	270,150	(1,013,896)

Interest:
Income	12,335	71,468
Expense	(531,056)	(560,156)
Other income, net	32,354
Net other expense	(486,367)	(488,688)

Net loss	$(216,217)	$(1,502,584)

Loss per common share, basic and diluted	$(0.08)	$(0.56)

Weighted average shares outstanding, basic and diluted	3,815,364	3,923,560

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock shares *	Preferred stock shares **	Par value	Additional paid-in capital	Stock subscriptions receivable/dividends distributable	Accumulated deficit	Shareholders’ equity

Balance on December 30, 2001	3,807,350	—	$38,074	$4,416,358	$—	$(1,199,021)	$3,255,411

Common shares issued upon exercise of options	12,000		120	13,180			13,300
Common shares issued upon exercise of warrants	6,750		67	8,370			8,437
Issuance of Series A Convertible Preferred Stock		47,434	474	4,191,920			4,192,394
Preferred stock subscription receivable					(683,300)		(683,300)
Preferred stock dividends payable						(71,999)	(71,999)
Net loss						(216,217)	(216,217)

Balance on December 29, 2002	3,826,100	47,434	38,735	8,629,828	(683,300)	(1,487,237)	6,498,026

Common shares issued upon exercise of options	6,000		60	6,590			6,650
Common shares issued upon exercise of warrants	65,611		656	126,135		(101,447)	25,344
Common shares issued upon payment of preferred stock dividends	140,080		1,401	614,296	702	(616,399)	—
Common shares issued upon conversion of preferred stock	6,329	(100)	62	(62)			—
Issuance of Series A Convertible Preferred Stock		8,166	82	693,642			693,724
Preferred stock subscription receivable					683,300		683,300
Issuance of cash dividends on preferred stock						(96,454)	(96,454)
Compensation expense on warrants issued to third party						16,152	16,152
Net loss						(1,502,584)	(1,502,584)

Balance on December 28, 2003	4,044,120	55,500	$40,996	$10,070,429	$702	$(3,787,969)	$6,324,158

*   Par value:  $0.01             Shares authorized:  90,000,000

** Par value:  $0.01            Shares authorized:  10,000,000

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2002	December 28, 2003

Cash flows from operating activities:
Net loss	$(216,217)	$(1,502,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	766,851	817,963
Loss on disposal of asset	9,400	—
Stock option/warrant compensation	—	16,152
Decrease (increase) in:
Inventory	13,603	(74,801)
Prepaids and other	9,200	(39,200)
Increase (decrease) in:
Accounts payable	(161,207)	145,525
Accrued expenses	144,251	493,856
Net cash provided by (used in) operating activities	565,881	(143,089)

Cash flows from investing activities:
Purchase of:
Property and equipment	(514,946)	(3,522,846)
Intangible assets and other	(7,820)	(59,220)
Net cash used in investing activities	(522,766)	(3,582,066)

Cash flows from financing activities:
Payment to related parties	(300,000)	—
Payments on capital lease obligations	(238,549)	(302,578)
Payments on long term-debt	(25,950)	(44,714)
Payment of dividends	—	(168,421)
Proceeds from:
Long-term debt	200,000	750,000
Issuance of stock	3,458,832	1,408,986
Net cash provided by financing activities	3,094,333	1,643,273

Net increase (decrease) in cash	3,137,448	(2,081,882)
Cash, beginning	384,394	3,521,842
Cash, ending	$3,521,842	$1,439,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$509,162	$520,897

Supplemental schedule of non-cash investing and financial activities:
Equipment and intangibles purchased and included in accounts payable	$40,797	$13,486
Buildings acquired under capital lease agreements	$—	$3,406,114
Issuance of common stock in lieu of cash dividend payments	$—	$616,399
Warrants tendered in lieu of payment to exercise warrants	$—	$101,447

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO FINANCIAL STATEMENTS

December 29, 2002 and December 28, 2003

1.              Nature of business:

Granite City Food & Brewery Ltd. (“the Company”) was formed to develop and operate casual dining restaurants featuring on-premise breweries.  The Company is developing these restaurant-microbreweries, known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise.  The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first facility, located in St. Cloud, Minnesota, opened in July 1999.  Subsequently, the Company opened restaurants in Sioux Falls, South Dakota; Fargo, North Dakota; and West Des Moines, Cedar Rapids and Davenport, Iowa.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

2.              Summary of significant accounting policies:

Cash:

The Company maintains its cash at financial institutions in Minnesota and South Dakota.  At times, the bank balances exceed limits insured by Federal agencies.

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

Intangible assets:

Intangible assets are recorded at cost and consist of liquor licenses, capitalized loan costs and trademarks. Capitalized loan costs are amortized straight-line over the term of the financing agreements while the costs related to trademarks are amortized straight-line over the expected lives of such trademarks.   In accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, the Company does not amortize its liquor licenses as they have infinite lives.  All intangible assets are reviewed annually for impairment.  Intangible assets and related accumulated amortization is detailed in Note 4 to the financial statements.

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

Fair value of financial instruments:

At December 29, 2002 and December 28, 2003, the fair value of cash, short-term investments, inventory and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

Revenue recognition:

Revenue is derived from the sale of prepared food and beverage and select retail items.  Revenue is recognized at the time of sale.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends declared by the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  Calculations of the Company’s net loss per common share for the years ended December 29, 2002 and December 28, 2003 are set forth in the following table:

	Year Ended
	December 29, 2002	December 28, 2003

Net loss	$(216,217)	$(1,502,584)
Less dividends declared	(71,999)	(712,854)
Net loss available to common shareholders	$(288,216)	$(2,215,438)

Loss per common share, basic and diluted	$(0.08)	$(0.56)

Weighted average shares outstanding, basic and diluted	3,815,364	3,923,560

Stock options and warrants of 3,511,478 at December 29, 2002 and 4,332,831 at December 28, 2003, and common stock equivalents of Series A Convertible Preferred Stock of 3,002,152 at December 29, 2002 and 3,512,635 at December 28, 2003 were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.

Advertising costs:

Advertising costs are expensed as incurred.  Total amounts incurred during the years ended December 29, 2002 and December 28, 2003 were $77,559 and $258,209, respectively.

Stock compensation:

The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and discloses the required pro forma effect on net loss as recommended by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  The fair value of each option grant for the pro forma disclosure required is estimated on the grant date using the Black-Scholes option-pricing model as detailed in Note 10 to the financial statements.

Fiscal year:

The Company’s fiscal year ends on the last Sunday in December.

3.              Property and equipment:

	December 29, 2002	December 28, 2003

Building	$3,035,959	$6,442,073
Leasehold improvements	4,286,119	4,368,479
Equipment and furniture	3,383,135	5,575,603
Construction in progress	—	1,220,685
	10,705,213	17,606,840
Less accumulated depreciation	1,624,512	2,429,448
	$9,080,701	$15,177,392

Depreciation expense of $755,090 and $804,936 is included in depreciation and amortization expense for the years ending December 29, 2002 and December 28, 2003, respectively.

4.              Intangible assets and other:

	December 29, 2002	December 28, 2003
Liquor licenses	$264,415	$264,415
Security deposits	7,400	27,801
Trademarks	29,551	47,880
Capitalized loan costs	53,641	74,130
	355,007	414,226
Less accumulated amortization	19,418	32,444
	$335,589	$381,782

Amortization expense of $11,761 and $13,027 is included in depreciation and amortization expense for the years ending December 29, 2002 and December 28, 2003, respectively.  In each of the next five years, the Company anticipates incurring the following amortization expense:  $14,415 in 2004, $13,637 in 2005, $13,637 in 2006, $6,689 in 2007 and $5,298 in 2008.

5.              Long-term debt:

In July 2001, the Company obtained a $1,500,000 loan from an independent financial institution, the proceeds of which were used to pay a portion of the construction and equipment costs for the Fargo location.  The loan bears interest at the rate of 8.75% per annum and monthly interest and principal payments are based upon a 20-year amortization schedule with the final payment of accrued interest and principal due February 2007. As of December 29, 2002 and December 28, 2003, the balance of this promissory note was $1,474,050 and $1,443,408, respectively.  The loan is secured by a leasehold mortgage, a security agreement granting to the bank a first security interest in the lease and all of the Company’s receivables, as well as inventory, general intangibles, equipment, furniture, fixtures, and other personal property pertaining to the project, and an assignment of leases and rents and guaranties by three of the Company’s directors.  The loan agreement with the bank includes customary covenants, including a limitation on the Company’s ability to incur additional indebtedness, other than ordinary trade debt, make investments in other persons or make distributions or dividends if an event of default occurs under the agreement.  In August 2003, the Company obtained a $750,000 loan from the same financial institution, the proceeds of which financed the purchase of equipment for the West Des Moines location.  The loan is secured by virtually all of the Company’s personal property and is guaranteed by one of the Company’s directors.  The loan matures in August 2010 and bears interest at the rate of 6.125% per annum.  As of December 28, 2003, the balance of this promissory note was $735,928.

Future maturities of long-term debt are as follows:

Year ending:

2004	$122,584
2005	131,873
2006	141,351
2007	1,440,248
2008	114,305
Thereafter	228,975

$2,179,336

During the years ended December 29, 2002 and December 28, 2003, the Company incurred $131,926 and $141,159, respectively, in interest expense related to long-term debt.

6.              Leases:

The Company leases land and buildings under four agreements expiring in 2019, 2020, 2023 and 2023 with renewable options for additional periods, plus percentage rent based upon restaurant sales for two of such leases.  The land portions of the lease agreements are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  All scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  The building portions of the leases are classified as capital leases because their present value is greater than 90% of the estimated fair value.  In addition, the Company entered into sale-leaseback agreements for the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008.  Two executive officers that are also members of the Company’s board of directors, have personally guaranteed these leases.  Included in property and equipment are the following assets held under capital leases:

	December 29, 2002	December 28, 2003

Building	$3,035,959	$6,442,073
Leasehold improvements and equipment	1,546,657	1,546,657
	4,582,616	7,988,730
Less accumulated depreciation	607,747	878,088
	$3,974,869	$7,110,642

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s income statement.

In January 2001, the Company entered into a 20-year operating lease for land in Fargo, North Dakota on which the Company built its third restaurant-microbrewery.  Under the lease terms, the Company is obligated to annual rent of $72,000 plus percentage rent based upon restaurant sales.  Obligations under the lease began on November 20, 2001, the date the restaurant opened for business.  In November 2003, the Company entered into a two-year operating lease for office space in Minneapolis, Minnesota.  Obligations under the lease began on December 1, 2003.  In addition to these leases, the Company has also entered into operating leases expiring through 2005 for various equipment items.

Rental expense for the years ended December 29, 2002 and December 28, 2003 was $421,968 and $487,259, respectively.  Included in rent expense at December 29, 2002 and December 28, 2003, is $111,104 and $100,781, respectively, of contingency rental expense based upon restaurant sales. Contingent rent is accrued based on estimates of probable levels of revenue during the contingency period.

Minimum future lease payments under all leases as of December 28, 2003 are:

Year ended	Capital leases	Operating leases

2004	$964,859	$552,599
2005	951,738	544,605
2006	885,260	512,667
2007	808,098	512,667
2008	737,502	517,701
Thereafter	9,214,237	7,019,790

Total minimum lease payments	13,561,694	$9,660,029

Less amount representing interest	6,496,422
Present value of net minimum lease payments	7,065,272
Less current portion	362,920

Long-term portion of obligations	$6,702,352

The annual interest rates on the land and building leases are 6.8%, 8.7%, and 10.7%.  The building improvements and equipment leases include interest at 9.7% with that interest rate being adjusted after five years to prime plus 2% on $750,000, interest at 9.0% with that rate being adjusted after three and one-half years to prime plus 2% on $750,000, and interest at 9.5% on $46,657.  Interest expense on these leases was $386,129 and $416,570 for the years ending December 29, 2002 and December 28, 2003, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant sales.

7.              Income taxes:

The income tax provision allocated to continuing operations consists of the following:

	Year ended
	December 29, 2002	December 28, 2003
Deferred income taxes:
Federal	$26,316	$166,935
State	19,102	(26,496)

Deferred income tax benefits	45,418	140,439

Valuation allowance	(45,418)	(140,439)

Total income tax provision (expense)	$0	$0

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss from) continuing operations is as follows:

	2002	2003
Ordinary federal income tax statutory rate	(15.00)%	(15.00)%
Limitation on tax assets	15.00	15.00
Taxes provided	0.00%	0.00%

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.  Temporary differences giving rise to the deferred tax asset consist primarily of the excess of amortization expense, organizational costs and pre-opening costs for financial reporting purposes over the amount for tax purposes, general business credit carryforwards and net operating loss carryforwards.  Temporary differences giving rise to the deferred tax liability consist primarily of the excess of depreciation expense for tax purposes over the amount for financial reporting purposes and taxable gift certificate sales not reported as revenue for financial reporting purposes.

At December 29, 2002 and December 28, 2003, for income tax return purposes, the Company has net operating loss carryforwards of approximately $1,705,000 and $4,117,000, respectively, available to offset future taxable income.  If not used, these carryforwards will begin to expire in 2020.  Deferred taxes are calculated using enacted tax rates of 15% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state.  In the year ended December 28, 2003, the state estimate is 4.7%.

The components of deferred tax assets and liabilities are as follows:

	Year ended
	December 29, 2002	December 28, 2003
Amortization	$52,824	$12,789
Depreciation	(159,597)	(304,956)
Net operating loss carryforwards	407,030	779,585
General business credit carryforwards	41,755	59,725
Gift certificate sales	—	(68,909)
Other future deductible items	—	4,216
Net deferred tax assets	342,012	482,450

Valuation allowance	(342,012)	(482,450)

Net deferred tax assets net of valuation allowance	$0	$0

The Company has determined, based upon the history of the Company, that there is the probability that future taxable income may be insufficient to fully realize the deferred tax assets.  The Company has determined that a full deferred tax valuation allowance is needed at this time.

8.              Commitments and contingencies:

Employment agreements:

On December 14, 1999, the Company entered into an employment agreement with its President and Chief Executive Officer, who is also a director of the Company.  The agreement stated that he would receive no monetary compensation during fiscal year 2000, and that a salary was to be established thereafter.  In lieu of a salary, the Company issued stock options to him in 1999, 2001 and 2003 as compensation for his services through March 30, 2003. The Company believes the options issued to him represent reasonable compensation for his services, based upon a compensation survey for similar sized organizations.  At a meeting held in February 2003, the Company’s board of directors established a $160,000 annual salary for him effective April 1, 2003.  The agreement automatically extends for six-month periods unless he or the Company provides notice of intention not to renew at least thirty days prior to the expiration of the current or any extension term.  Among other provisions, the employment agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of the Company and his employment terminates.  Based on his current salary, the maximum contingent liability under this agreement would be $240,000.  As of January 1, 2004, no notice of intention not to renew was provided and the agreement was extended for six months.

Development agreement:

In October 2002, the Company entered into a development agreement with an entity which is controlled by an affiliate of the Company’s largest beneficial owner of securities (the “Developer”).  The development agreement gives the Developer the right to develop, construct and lease up to 22 restaurants for the Company prior to December 31, 2012.  The Company is not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  The Company can use another developer if the Developer declines to build a particular restaurant, if the agreement is terminated because of a default by the Developer, or if the Company is sold or merged into another company.  In the case of a merger or sale of the Company, the development agreement may be terminated at such time as the Developer has completed seven restaurants under the agreement.  Other terms and conditions apply.

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

Davenport lease:

In April 2003, the Company entered into a 20-year net lease relating to the restaurant it opened in Davenport, Iowa under the terms specified in the development agreement with the Developer.  The 9,449 square foot restaurant was constructed for the Company on an area of approximately 2.8 acres on a build-to-suit basis.  The annual rent is equal to 10.5% of the construction cost including land cost.  The Company is responsible for any real-estate taxes and all operating costs.  The term of the lease commenced when operations began January 27, 2004 and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

Davenport equipment loan:

In January 2004, the Company entered into a $750,000 loan agreement with the same financial institution referred to in Note 5 above.  The proceeds of this loan financed the purchase of equipment for the Davenport location.  The loan is secured by virtually all of the Company’s personal property and is guaranteed by one of the Company’s directors.  The loan matures in January 2011 and bears interest at the rate of 6.125% per annum.

Other:

As of December 28, 2003, the Developer had purchased property and commenced building restaurants for the Company in Lincoln, Nebraska and Maple Grove, Minnesota.  These restaurants will be leased to the Company by the Developer under the terms and conditions set forth in the development agreement.   The term of each lease will be 20 years with five five-year options to renew.

9.              Common stock warrants:

In connection with its initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant.  Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share.  The agreement that set forth the terms and conditions of the Class A Warrants contains certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock.  As a result of these adjustments, the number of shares purchasable under this agreement at December 28, 2003 was 1,037,345 and the exercise price was $4.82 per share.  The warrants expire on June 6, 2005.

As part of the Company’s initial public offering, the Company sold to the underwriter, for $100, a stock purchase warrant for the purchase of 100,000 units exercisable at $4.95 per unit after June 6, 2001. The agreement that set forth the terms and conditions of the Class A Warrants contains certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment due to the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock.  As a result of this adjustment, the number of units purchasable under this agreement at December 28, 2003 was 103,774 and the exercise price was $4.77 per unit.  The warrant also provides for a cashless exercise provision and expires on June 6, 2005.

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

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock (see Note 11).  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share.  As of December 28, 2003, 31,644 of such warrants sold were exercised, resulting in an issuance of 21,676 shares of common stock.  As part of the agreement between the Company and its private placement agents, the agents received warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share.  As of December 28, 2003, an affiliate of one of the Company’s private placement agents had exercised 221 of such warrants.

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share.

A summary of the status of the Company’s stock warrants is presented in the table below:

	Number of common stock shares	Weighted average price per share	Warrants exercisable
Outstanding December 30, 2001	1,223,150	$4.60	1,223,150
Issued	1,715,828	1.58
Exercised	(6,750)	1.25
Expired	(38,250)	1.25
Outstanding December 29, 2002	2,893,978	$2.86	2,893,978

Issued	367,249	$1.78
Exercised	(108,315)	1.17
Expired	(1,700)	1.00
Adjustments pursuant to anti-dilution provision	41,119	4.82
Outstanding December 28, 2003	3,192,331	$2.76	3,192,331

10.       Stock option plans:

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

In August 2002, the Company adopted the 2002 Equity Incentive Plan, whereby it reserved 600,000 shares of common stock for issuance to employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock.  On January 1st of each year, the aggregate number of shares of common stock that may be awarded under this plan increases by the greater of 80,000 shares or 2.0% of the then outstanding common stock.  As of December 28, 2003, 680,000 shares were reserved for such issuance.  Options are granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than 10% of the Company’s outstanding voting stock, at 110% of fair market value.  Options are exercisable for no more than ten years from the date of the issuance.

A summary of the status of the Company’s stock options as of December 29, 2002 and December 28, 2003 and changes during the years ending on those dates is presented below:

	December 29, 2002		December 28, 2003
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	601,000	$2.95	617,500	$2.86
Granted	45,000	1.49	540,000	2.99
Exercised	(12,000)	1.11	(6,000)	1.11
Forfeited	(16,500)	3.34	(11,000)	3.79
Outstanding at end of year	617,500	$2.86	1,140,500	$2.92

Options exercisable at period end	497,000	$2.89	630,750	$2.85

The following table summarizes information about stock options outstanding at December 28, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding 12/28/2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable 12/28/2003	Weighted Average Exercise Price

$ 1.00 - $2.00	261,500	6.2 years	$1.52	256,500	$1.52
$ 2.01 - $3.00	330,000	8.5 years	$2.48	56,250	$2.41
$ 3.01 - $4.00	549,000	6.6 years	$3.86	318,000	$4.00
Total	1,140,500	7.1 years	$2.92	630,750	$2.85

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

	Year ended
	December 29, 2002	December 28, 2003
Net income (loss):
As reported	$(216,217)	$(1,502,584)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(140,593)	$(427,391)
Pro forma	$(356,810)	$(1,929,975)

Net income (loss) per common share
Basic and diluted as reported	$(0.08)	$(0.56)
Basic and diluted pro forma	$(0.11)	$(0.67)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2002	2003
Dividend yield	None	None
Expected volatility	101.4%	72.1%
Expected life of option	5 years	5-10 years
Risk-free interest rate	3.9%	4.2%

The weighted average value of options granted under stock option plans, as determined using the Black-Scholes option-pricing model, was $1.14 in fiscal year 2002 and $2.29 in fiscal year 2003.

11.       Preferred stock:

The Company is authorized to issue 10,000,000 shares of preferred stock at $0.01 par value.

During the fourth quarter of 2002, the Company conducted a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock.  The Company sold 55,600 shares of preferred stock, convertible into an aggregate of 3,518,964 shares of common stock at a conversion price of $1.58 per share. Aggregate gross proceeds of such sale were $5,560,000.  The preferred stock pays an 8% cumulative dividend in cash or in the Company’s common stock.  The Company may require conversion under certain circumstances after October 1, 2004.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share.  In connection with such placement, the Company issued its agents warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share and paid its agents cash commissions aggregating $471,000.  As of December 28, 2003, 100 shares of preferred stock had been converted resulting in the issuance of 6,329 shares of the Company’s common stock.

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

On June 23, 2003, the Company authorized payment of dividends to holders of its preferred stock as of that date.  Such dividends were paid on June 30, 2003 through the issuance of an aggregate of 69,724 shares of common stock valued at $1.58 per share.  The closing price of the stock on June 23, 2003 was $2.42 per share.  Additionally, $36 cash in lieu of fractional shares was distributed.

On September 22, 2003, the Company authorized payment of dividends to holders of its preferred stock as of that date.  Such dividends were paid on September 30, 2003 through the issuance of an aggregate of 70,356 shares of common stock valued at $1.58 per share.   The closing price of the stock on September 22, 2003 was $2.40 per share.  Additionally, $38 cash in lieu of fractional shares was distributed.

On December 10, 2003, the Company authorized payment of dividends to holders of its preferred stock as of December 23, 2003.  Such dividends were paid on December 31, 2003 through the issuance of an aggregate of 70,230 shares of common stock valued at $1.58 per share.  The closing price of the stock on December 23, 2003 was $3.97 per share.  Additionally, $37 cash in lieu of fractional shares was distributed.  Such amounts were included as a liability on the Company’s balance sheet at December 28, 2003.

ITEM 8                                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A                                               CONTROLS AND PROCEDURES

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

PART III

ITEM 9                                                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table provides information with respect to our directors and executive officers as of February 29, 2004.  Each director serves for a one-year term expiring in 2004 and until his successor has been elected and duly qualified.  Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office.  There are no familial relationships between any director or executive officer.

The board of directors represents the interests of our shareholders as a whole and is responsible for directing the management of the business and affairs of our company.  The board is comprised of a majority of “independent directors” as defined in Nasdaq Marketplace Rule 4200(A)(15).  The independent directors are identified by name in the following chart.

Name	Age	Principal Occupation	Position with Company	Director Since	Independent Director
William E. Burdick	63	Chairman of the Board, Brewmaster and Director of Granite City	Chairman of the Board, Brewmaster and Director	1997	No

Steven J. Wagenheim	50	President, Chief Executive Officer and Director of Granite City	President, Chief Executive Officer and Director	1997	No

Monica A. Underwood	44	Interim Chief Financial Officer and Corporate Controller of Granite City	Interim Chief Financial Officer and Corporate Controller	N/A	N/A

Timothy R. Cary	36	Chief Operating Officer-Restaurant Operations of Granite City	Chief Operating Officer-Restaurant Operations	N/A	N/A

James J. Hughes	48	Senior Vice President of Operations of Granite City	Senior Vice President of Operations	N/A	N/A

James G. Gilbertson (1)	42	Chief Financial Officer of Navarre Corporation	Director	1999	Yes

Steve T. Kirby	51	Vice President of Bluestem Capital Company, LLC	Director	2003	Yes

Eugene E. McGowan (2)	67	President of The McGowan Group	Director	2003	Yes

Arthur E. Pew III (2)	70	Private Investor	Director	1997	Yes

Bruce H. Senske (1)(2)	49	Managing Director of Volition Advisory Group, LLC	Director	1999	Yes

(1)  Member of the audit committee

(2)  Member of the compensation committee

William E. Burdick, Chairman of the Board, Brewmaster and director, is one of our founders.  Mr. Burdick has over 30 years experience in the restaurant, hospitality and brewing industry in both corporate and private ownership positions.  Mr. Burdick was the President and shareholder of Sherlock’s Home Restaurant Pub and Brewery from 1989 through 2002.  Mr. Burdick is a brewing chemist with a Bachelor’s degree in micro biology from Brown University, and a graduate of Harrist-Watt University, Edinburgh, Scotland, with a Master’s degree in brewing science.  Mr. Burdick writes for several brewing publications and lectures widely on brewing, brewing history and brewing science.

Steven J. Wagenheim, President, Chief Executive Officer and director, is also one of our founders.  Mr. Wagenheim has over 25 years of hospitality industry experience as corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations.  Mr. Wagenheim is the Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., which operates a Champps Americana restaurant in New Brighton, Minnesota.  Since 1989, Mr. Wagenheim has been involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation.  Mr. Wagenheim received his Bachelor’s degree from Michigan State University and an Associate’s Degree in Culinary Arts from the Culinary Institute of America.

Monica A. Underwood became our Interim Chief Financial Officer in February 2003.  Ms. Underwood has also served as our Corporate Controller since April 2001.  Prior to joining our company in 2001, she was the Corporate Controller for iNTELEFILM Corporation, an entity engaged in television commercial production, from May 1990 to April 2001.

Timothy R. Carybecame our Chief Operating Officer-Restaurant Operations in December 2003.  Mr. Cary has been involved in the restaurant industry for nearly 20 years.  From October 1999 until December 2003, Mr. Cary served as our Vice President of Operations.  From 1991 until 1999, he held a variety of management positions with the Champps Americana chain of restaurants.

James J. Hughes became our Senior Vice President of Operations in December 2003.  He has over 25 years of experience in the restaurant industry.  From 2002 to 2003, Mr. Hughes was Vice President of Operations of Krispy Kreme for South Florida and New York.  From 1979 to 2001, he held various positions with Carlson Restaurants Worldwide (TGI Friday’s), most recently that of Vice President of Operations for the Northeast and Mid Atlantic Divisions.

James G. Gilbertson became one of our directors in November 1999.  Mr. Gilbertson has served as Chief Financial Officer of Navarre Corporation, a major distributor of music, software, video games, interactive CD-ROM products and DVD videos, since January 2001.  In January 2003, he was appointed to the board of directors of Navarre Corporation.  Mr. Gilbertson held various positions at iNTELEFILM Corporation, an entity engaged in television commercial production, from July 1992 through January 2001, including serving as Co-President from August 2000 through January 2001, Chief Operating Officer from April 1996 through January 2001, and Chief Financial Officer from July 1992 through December 1999.  Mr. Gilbertson served as a Chief Operating Officer of Harmony Holdings, Inc., a corporation involved in the production of television commercials, music videos and related media, from April 1998 through January 2001.  He also served as Chief Executive Officer, President and a director of webADTV.com, Inc., a corporation involved in Internet enabling the advertising campaign process, from January 2000 through January 2001.

Steve T. Kirby became a founding general partner of Bluestem Capital Company, LLC (“BCC”) in 1996.  BCC is the investment advisor/manager of Bluestem Capital Partners III Limited Partnership (“Bluestem”).  Mr. Kirby has business relationships with Brew Buddies and Bluestem.  For more information regarding such relationships, please review “Certain Relationships and Related Transactions.”

Eugene E. McGowan became one of our directors in 2003.  Since 2001, Mr. McGowan has been the President and Chief Executive Officer of The McGowan Group which provides consulting in the areas of strategic planning, business development, sales, training and marketing.  In 1985, he joined Piper Jaffray, Inc. and in 1999 was promoted to Chief Operating Officer of Individual Investor Services with US Bancorp Piper Jaffray where he directed the day-to-day activities of over one hundred branch offices.  Mr. McGowan has business relationships with Brew Buddies.  For more information regarding such relationships, please review “Certain Relationships and Related Transactions.”

Arthur E. Pew III became one of our directors in August 1997.  Retired since 1990, Mr. Pew is a director of the Pew Charitable Trusts and the Glenmede Trust Company, N.A., both in Philadelphia, Pennsylvania.

Bruce H. Senske became one of our directors in November 1999.  Over the last six years, he has been part of the senior management teams of more than 15 businesses.  Mr. Senske is the Managing Director and co-founder of Genoa Business Advisors LLC, a management advisory firm advising mid market companies in the areas of operations, finance and organizational design and development.  Between June 2001 and January 2003, Mr. Senske was a co-founder and managing director of Volition Advisory Group, LLC, a management advisory firm specializing in assisting companies in transition.  From June 1998 until May 2001, Mr. Senske was a Managing Partner at Manchester Companies, a private investment and management-consulting firm formed in 1993.  From September 1999 to September 2000, he served as Interim Chief Executive Officer of Telident, Inc., an entity which designed, manufactured and marketed proprietary hardware and software systems to provide the exact location of a 911 telephone call.  Mr. Senske served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of U-Ship, Inc., a NASDAQ company, from 1993 to 1998.

Audit Committee Matters

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  James G. Gilbertson and Bruce H. Senske are the members of our audit committee.

Under applicable Nasdaq Marketplace Rules, each member of our audit committee must (i) be independent as defined under Nasdaq Marketplace Rule 4200(a)(15); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (iii) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years; and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.  Our board of directors has determined that Messrs. Gilbertson and Senske meet the applicable requirements.  In addition, at least one member of our audit committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  Our board of directors has determined that Messrs. Gilbertson and Senske meet these requirements.

As a small business issuer, we were formerly permitted to maintain a two member audit committee.  In November 2003, the Nasdaq Marketplace Rules were restated and this exception for small business issuers was eliminated.  We intend to add a third member to our audit committee to gain compliance with the Nasdaq Marketplace Rules that now apply and we are searching for an appropriate candidate.  We intend to add a third member to our audit committee before our next annual shareholders meeting.

Audit Committee Financial Expert

Our board of directors has determined that James G. Gilbertson is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors.  Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-B and applicable Nasdaq Marketplace Rules.  Our Code of Business Conduct and Ethics is posted on our internet website at www.gcfb.net and is available, free of charge, upon written request to our Chief Financial Officer at 5831 Cedar Lake Road, Minneapolis, MN 55416.  We intend to disclose any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.gcfb.net.

Voting Agreement

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

Other Business Interests

Mr. Wagenheim has other business interests described above which may result in conflicts of interest.  Prior to 2003, Mr. Wagenheim was not required to spend full time with our company, which based upon our scale of operations, did not warrant a full-time executive team.  However, beginning in 2003, Mr. Wagenheim has been required to spend full time with us, and we expect he will be required to continue spending full time with us as we expand our scale of operations to multiple restaurant locations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports.  To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that (i) one report on Form 4 setting forth the October 24, 2003 grant of a stock option for the purchase of 20,000 shares to William E. Burdick, our Chairman of the Board and Brewmaster, (ii) one report on Form 4 setting forth the October 24, 2003 grant of a stock option for the purchase of 50,000 shares to Steven J. Wagenheim, our President and Chief Executive Officer, (iii) one report on Form 4 setting forth the October 24, 2003 grant of a stock option for the purchase of 10,000 shares to Monica A. Underwood, our Interim Chief Financial Officer and Corporate Controller, (iv) one report on Form 4 setting forth the January 1, 2003 grant of a stock option for the purchase of 15,000 shares to Steven T. Kirby, one of our non-employee directors, and (v) one report on Form 4 setting forth the January 1, 2003 grant of a stock option for the purchase of 15,000 shares to Eugene E. McGowan, one of our non-employee directors, were not filed on a timely basis..

ITEM 10                                                 EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer (the “Named Executive Officer”) during the three most recent fiscal years.  We agreed with our Chief Executive Officer that no salary would be paid to him through 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options
Steven J. Wagenheim (1)	2003	$113,231	$0	80,000
President, Chief Executive	2002	0	0	0
Officer and Director	2001	0	0	25,000

(1) Our board of directors established a $160,000 annual salary for Mr. Wagenheim effective April 1, 2003.  He received stock options as compensation for his services through March 30, 2003.

The following table sets forth each grant of stock options during the last fiscal year to the Named Executive Officer.  No stock appreciation rights were granted during the last fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Steven J. Wagenheim	30,000	5.6%	$2.45	02/11/13
	50,000	9.3%	3.62	10/24/13

The following table sets forth information concerning the unexercised options held by the Named Executive Officer as of the end of the last fiscal year.  No options were exercised by Named Executive Officer during the last fiscal year.  No stock appreciation rights were exercised by the Named Executive Officer during the last fiscal year or were outstanding at the end of that year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Wagenheim	60,000	65,000	$72,400	$26,650

(1)                Market value of underlying securities at fiscal year end minus the exercise price.

Compensation of Directors

Under our 1997 Director Stock Option Plan, directors who are not employed by us are entitled to receive annual stock option grants for the purchase of 15,000 shares.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

We entered into an employment agreement with Steven J. Wagenheim on December 14, 1999.  Under the terms of the agreement, Mr. Wagenheim agreed to serve in his current office and capacity for a period of two years.  The agreement contains non-competition provisions whereby Mr. Wagenheim will not acquire any direct or indirect interest in any casual dining or microbrewery business within our markets.  The agreement includes a change in control provision that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control in our company and his employment terminates.  We have also agreed to reimburse Mr. Wagenheim for his reasonable and necessary business expenses.  The agreement permits him to participate in any fringe benefit programs for which he is eligible.  As noted above, we agreed with Mr. Wagenheim that no salary would be paid to him through 2002, and that compensation payable to him thereafter would be determined by our board.  It was further agreed that if the compensation level we established for Mr. Wagenheim was not acceptable to him, his compensation level would be established by mediation or binding arbitration.  As further consideration for the agreement, we granted a non-statutory stock option to Mr. Wagenheim in December 1999 for the purchase of 20,000 shares of common stock at $4.00 per share.  We granted an additional non-qualified stock option for the purchase of 25,000 shares of common stock at $1.65 per share to Mr. Wagenheim in December 2001.  In February 2003, we granted non-qualified stock options to purchase 30,000 shares of common stock at $2.45 per share under the 2002 Equity Incentive Plan.  At a meeting held in February 2003, the Company’s board of directors established a $160,000 annual salary for him effective April 1, 2003.  Unless either Mr. Wagenheim or our company provides the other with written notice of intention not to renew at least 30 days prior to the expiration of any extension term, the agreement will automatically extend for an additional six-month period at the expiration of each extension term.

ITEM 11                                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2004, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) our Named Executive Officer (as defined herein), and (d) all executive officers and directors as a group.  Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.  Except as otherwise noted below, we know of no agreements among our shareholders that relate to voting or investment power with respect to our common stock.  In the following table, percentage of beneficial ownership is based on 4,148,527 outstanding shares of common stock.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (1)	Percent Of Class (2)
Brew Buddies, L.L.C. (3)(4)	2,024,044	33.2%
122 South Phillips Avenue, Suite 300
Sioux Falls, SD 57104
Bluestem Capital Partners III Limited Partnership (5)(6)	1,974,664	32.7%
122 South Phillips Avenue, Suite 300
Sioux Falls, SD 57104
Brewing Ventures LLC (7)	1,662,500	40.1%
Andrew J. Redleaf (8)	284,808	6.4%
3033 Excelsior Boulevard, Suite 300
Minneapolis, MN 55416
Otto G. Bonestroo (9)	283,891	6.7%
175 Lakeland Shores
Lakeland Shores, MN 55043
Bruce J. Barnett (10)	274,906	6.6%
5805 Jonquil Lane
Plymouth, MN 55442
Arthur E. Pew III (7)(11)	265,285	6.2%
New Brighton Ventures, Inc. (12)(13)	249,068	5.8%
2397 Palmer Drive
New Brighton, MN 55112
Industricorp & Co. Inc. FBO Twin City
Carpenters Pension Fund (14)	246,832	5.6%
312 Central Avenue Southeast, Suite 508
Minneapolis, MN 55414
William E. Burdick (7)(15)	87,871	2.1%
Bruce H. Senske (16)	72,842	1.7%
Steven J. Wagenheim (7)(13)(17)	60,000	1.4%
James G. Gilbertson (17)	60,000	1.4%
Steve T. Kirby (4)(6)(17)	15,000	*
122 South Phillips Avenue, Suite 300
Sioux Falls, SD 57104
Eugene E. McGowan (4)(17)	15,000	*
122 South Phillips Avenue, Suite 300
Sioux Falls, SD 57104
All directors and executive officers
as a group (10 persons) (18)	6,716,775	76.5%

*                                         Represents less than one percent.

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.  Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 1, 2004.  Unless otherwise indicated, the address of each shareholder is c/o Granite City Food & Brewery Ltd., 5831 Cedar Lake Road, St. Louis Park, Minnesota 55416.

(2)

Shares issuable pursuant to the conversion of Series A Convertible Preferred Stock, the exercise of warrants and the exercise of options are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(3)

Represents 1,297,467 shares purchasable pursuant to the conversion of Series A Convertible Preferred Stock, 648,733 shares purchasable pursuant to the exercise of warrants and 77,844 shares of common stock.

(4)

Messrs. Kirby and McGowan, two members of our board of directors, have business relationships with Brew Buddies, L.L.C. (“Brew Buddies”) such that they may be deemed to be the indirect beneficial owners of the securities it holds.  The number of shares reported herein as beneficially owned by such individuals excludes securities held by Brew Buddies.

(5)

Represents 1,265,820 shares purchasable pursuant to the conversion of Series A Convertible Preferred Stock, 632,908 shares purchasable pursuant to the exercise of warrants and 75,936 shares of common stock.

(6)

Mr. Kirby, a member of our board of directors, has a business relationship with Bluestem Capital Partners III Limited Partnership (“Bluestem”) such that he may be deemed to be the indirect beneficial owner of the securities it holds.  The number of shares reported herein as beneficially owned by such individual excludes securities held by Bluestem.

(7)

As set forth in Schedule 13D/A filed with the Securities and Exchange Commission by Brewing Ventures LLC (“Brewing Ventures”) on June 11, 2003.  Messrs. Burdick, Wagenheim and Pew, three members of our board of directors, are members of Brewing Ventures who collectively own 75% of its membership interests.  As a result, they may be deemed to be the indirect beneficial owners of the securities it holds.  The number of shares reported herein as beneficially owned by such individuals excludes securities held by Brewing Ventures.

(8)	Represents 189,872 shares purchasable pursuant to the conversion of Series A Convertible Preferred Stock, and 94,936 shares purchasable pursuant to the exercise of warrants.
(9)

As set forth in Schedule 13G/A filed by Mr. Bonestroo on January 6, 2004, represents 214,145 shares of common stock, 12,785 shares purchasable pursuant to the exercise of Class A Warrants, 37,974 shares purchasable pursuant to the conversion of Series A Convertible Preferred Stock and 18,987 shares purchasable pursuant to the exercise of warrants.

(10)	Represents 262,121 shares of common stock and 12,785 shares purchasable pursuant to the exercise of Class A Warrants.
(11)

Includes 102,816 shares purchasable pursuant to the exercise of Class A Warrants, 50,000 shares purchasable pursuant to the exercise of options, 100 shares and 105 shares purchasable pursuant to the exercise of Class A Warrants owned by Mr. Pew’s spouse and 400 shares and 421 shares purchasable pursuant to the exercise of Class A Warrants owned by trusts for the benefit of Mr. Pew’s grandchildren, over which Mr. Pew is sole trustee.

(12)	Includes 127,858 shares purchasable pursuant to the exercise of Class A Warrants.
(13)

Mr. Wagenheim owns 70% of New Brighton Ventures, Inc.  As a result, he may be deemed to be the indirect beneficial owner of the securities it holds.  The number of shares reported herein as beneficially owned by Mr. Wagenheim excludes securities held by New Brighton Ventures, Inc.

(14)

Represents 158,227 shares purchasable pursuant to the conversion of Series A Convertible Preferred Stock, 79,113 shares purchasable pursuant to the exercise of warrants and 9,492 shares of common stock.

(15)

Includes 26,371 shares purchasable pursuant to the exercise of Class A Warrants owned by Sherlock’s Home, an entity owned by Mr. Burdick, and 36,500 shares purchasable pursuant to the exercise of options.

(16)	Includes 6,592 shares purchasable pursuant to the exercise of Class A Warrants and 60,000 shares purchasable pursuant to the exercise of options.
(17)	Represents shares purchasable pursuant to the exercise of options.
(18)

Includes securities held by Brew Buddies, Bluestem, Brewing Ventures, New Brighton Ventures, Inc., Mr. Pew’s spouse and trusts for the benefit of Mr. Pew’s grandchildren.  Represents (a) 2,563,287 shares purchasable pursuant to the conversion of Series A Convertible Preferred Stock, (b) 2,081,210 shares, (c) 1,281,641 shares purchasable pursuant to the exercise of warrants, (d) 263,636 shares purchasable pursuant to the exercise of Class A Warrants and (e) 527,000 shares purchasable pursuant to the exercise of options.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,062,000		$3.00	360,000	(1)
Equity compensation plans not approved by security holders	609,431	(2)	$2.86	0
Total	1,671,431		$2.95	360,000

(1)                                Represents (a) 25,000 shares remaining available for future issuance under our 1997 Stock Option Plan; (b) 100,000 shares remaining available for future issuance under our 1997 Director Stock Option Plan; and (c) 235,000 shares remaining available for future issuance under our 2002 Equity Incentive Plan.  On January 1st of each year, commencing with year 2003, the aggregate number of shares of stock that may be awarded under the 2002 Equity Incentive Plan automatically increases by the greater of (a) 80,000 shares of stock or (b) 2.0% of the outstanding shares of stock on such date.

(2)                                Represents (a) an aggregate of 58,500 shares of common stock underlying ten-year options exercisable at $1.65 per share issued on December 27, 2001, to certain employees, including three executive officers who also served as directors; (b) an aggregate of 20,000 shares of common stock underlying  ten-year options exercisable at $2.45 per share issued on February 11, 2003 to a former executive officer who also served as a director; (c) an aggregate of 103,774 units underlying five-year warrants exercisable at $4.77 per unit originally issued on June 10, 2000, pursuant to the terms of an underwriting agreement, as adjusted; (d) an aggregate of 288,383 shares of common stock underlying five-year warrants exercisable at $1.58 per share, 214,548 of which were originally issued in the fourth quarter of 2002 and 73,835 of which were issued in the first half of 2003, pursuant to the terms of an agency agreement; and (e) an aggregate of 12,000 shares of common stock underlying five-year warrants exercisable at $2.85 per share, an aggregate of 10,000 shares of common stock underlying five-year warrants exercisable at $3.40 per share, an aggregate of 8,000 shares of common stock underlying five-year warrants exercisable at $4.40 per share and an aggregate of 5,000 shares of common stock underlying five-year warrants exercisable at $5.40 per share pursuant to the terms of an financial advisory services agreement.

ITEM 12                                                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Wagenheim and Burdick have personally guaranteed the lease on our restaurant in St. Cloud, Minnesota, and the lease on our restaurant in Sioux Falls, South Dakota.  In July 2001, Messrs. Wagenheim, Burdick and Pew personally guaranteed the $1.5 million loan we obtained to finance our restaurant in Fargo, North Dakota.  In connection with the guaranties of the loan, we entered into an agreement concerning guaranty with Messrs. Wagenheim, Burdick and Pew which provides, among other things, that our company, Mr. Wagenheim and Mr. Burdick, jointly and severally, agree to indemnify and hold Mr. Pew harmless from any liabilities which he may claim by reason of his guaranty of our indebtedness, and that we will indemnify Mr. Wagenheim and Mr. Burdick from any liabilities they may incur by reason of their guaranties of our indebtedness.  We have further agreed that we will not, without Mr. Pew’s consent, modify the terms and conditions of the loan, default in payment of obligations under the loan agreement or incur additional indebtedness other than indebtedness under the loan, ordinary trade debt or other indebtedness incurred in the ordinary course of business, not to exceed $100,000 at any time.  The agreement also contains other customary covenants and covenants that we will use our best efforts to refinance the $1.5 million of indebtedness by January 1, 2006 and that we will use our best efforts to obtain a release of Mr. Pew from the guaranty by that date.  If we have not released Mr. Pew from the obligation by January 1, 2006, we are obligated to pay him a monthly guaranty fee beginning in February 2006 in the amount of $1,000, until he is released from the obligation.  At a meeting held in Mach 2004, our board of directors agreed to compensate Mr. Wagenheim for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of such compensation shall be calculated based on the balances of such loans at specific times throughout the agreements.    The precise formula which will be used has not yet been determined.

Between November 2001 and May 2002, we issued promissory notes aggregating $300,000 to New Brighton Ventures, Inc., the entity through which Mr. Wagenheim owns, in part, a Champps Americana restaurant in New Brighton, Minnesota.  We used the proceeds of these notes to pay capital expenditures related to the development of our Fargo location.  We paid interest on these notes through September 30, 2002, at which time we repaid the notes in full.

During the fourth quarter of 2000, in connection with our private placement to accredited investors, Brew Buddies purchased shares of Series A Convertible Preferred Stock convertible into an aggregate of 1,297,467 shares of common stock and warrants to purchase an aggregate of 648,733 shares of common stock for total consideration of $2,050,000.  Also in connection with the private placement, Bluestem purchased shares of Series A Convertible Preferred Stock convertible into an aggregate of 1,265,820 shares of common stock and warrants to purchase an aggregate of 632,908 shares of common stock for a total consideration of $2,000,000.  We reimbursed Brew Buddies and Bluestem an aggregate of $15,000 for legal expenses in connection with such purchases.  Due to the foregoing purchases, Brew Buddies and Bluestem each became beneficial owners of more than 5% of our common stock.

Effective January 2, 2003, we contracted with Bluestem for consulting and advisory services which Bluestem provides to its portfolio companies.  Under the agreement we pay Bluestem $25,000 per year for such services.

In consideration of their investment, Brewing Ventures LLC, an entity owned in part by William E. Burdick, Steven J. Wagenheim and Arthur E. Pew III, entered into a voting agreement which provides that it will vote its shares in favor of the election of one individual to our board of directors as designated by Brew Buddies or Bluestem.    BCC, the investment advisor/manager of Bluestem, designated Eugene E. McGowan to serve as a director pursuant to such arrangement.  Effective January 1, 2003, our board of directors increased the number of directors and appointed Steve T. Kirby and Eugene E. McGowan to serve as directors.

Steve T. Kirby, as the sole owner of Kirby Capital Corp., owns 50% of the membership interests of BCC.  BCC owns 40% of the membership interests of Brew Master, L.L.C. (“Brew Master”), the managing member of Brew Buddies.  Mr. Kirby also owns 50% of the membership interests of Bluestem Capital Company III, LLC (“BCC III”), which is a 1% general partner of Bluestem, is a 3% private limited partner of Bluestem and owns 4% of the membership interests of Brew Buddies.  Mr. Kirby serves as vice president of BCC III and vice president of Brew Buddies.

Mr. McGowan owns 30% of the membership interests of Brew Master, the managing member of Brew Buddies, and 5% of the membership interests of Brew Buddies.  Mr. McGowan serves as the president of Brew Master and treasurer of Brew Buddies.

In October 2002, we entered into a development agreement with Dunham relating to the development of future restaurants.  For more information regarding such arrangement, please review “Description of Business—Development Agreement.”  Donald A. Dunham, Jr., who controls Dunham, is the secretary of Brew Buddies and owns 30% of the membership interests of Brew Master, the managing member of Brew Buddies.

All future transactions between us and our officers, directors and principal shareholders and their affiliates will be approved by the Audit Committee of our board of directors.

ITEM 13                                                 EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)                                  Exhibits

See “Index to Exhibits.”

(b)                                 Reports on Form 8-K

None

ITEM 14                                                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Schechter Dokken Kanter Andrews & Selcer Ltd. for the years ended December 29, 2002, and December 28, 2003.

	Year Ended
	December 29, 2002	December 28, 2003

Audit fees (1)	$37,275	$34,450
Audit-related fees (2)	—	5,508
Tax fees (3)	7,250	4,500
All other fees	—	1,750
Total Fees	$44,525	$46,208

(1)                                  Audit fees consist of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

(2)                                  Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)                                  Tax fees consist of the aggregate fees billed for professional services rendered by Schechter Dokken Kanter Andrews & Selcer Ltd. for tax compliance, tax advice, and tax planning.

Our Audit Committee reviewed the audit and non-audit services rendered by Schechter Dokken Kanter Andrews & Selcer Ltd. and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis Park, State of Minnesota on March 29, 2004.

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

Signature	Title	Date

/s/ Steven J. Wagenheim	President, Chief Executive Officer	March 29, 2004
Steven J. Wagenheim	and Director (Principal Executive
Officer)

/s/ Monica A. Underwood	Interim Chief Financial Officer and	March 29, 2004
Monica A. Underwood	Corporate Controller (Principal Financial
Officer and Principal Accounting Officer)

/s/ William E. Burdick	Chairman of the Board, Brewmaster	March 29, 2004
William E. Burdick	and Director

/s/ Arthur E. Pew III	Director	March 29, 2004
Arthur E. Pew III

/s/ James G. Gilbertson	Director	March 29, 2004
James G. Gilbertson

/s/ Bruce H. Senske	Director	March 29, 2004
Bruce H. Senske

/s/ Eugene E. McGowan	Director	March 29, 2004
Eugene E. McGowan

/s/ Steve T. Kirby	Director	March 29, 2004
Steve T. Kirby

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).
3.2	By-laws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.3	Form of Warrant Agreement (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.4	Specimen unit certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.5	Amendment No. 1 to Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
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

10.12

Ground Lease by and between the Registrant and West Acres Development, LLP, dated January 18, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-29643)).

10.13

Capital Equipment Lease by and between the Registrant and the GCI Capital, Inc., dated June 15, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 0-29643)).

10.14

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

10.16

Promissory Note in the principal amount of $100,000.00, issued by the Registrant, Maker, to New Brighton Ventures, Inc., Payee, dated February 27, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).

10.17

Promissory Note in the principal amount of $100,000.00, issued by the Registrant, Maker, to New Brighton Ventures, Inc., Payee, dated May 1, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).

10.18

Subscription Agreement and Letter of Investment Intent between the Registrant and Bluestem Capital Partners III Limited Partnership, dated July 25, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).

10.19

Subscription Agreement and Letter of Investment Intent between the Registrant and Brew Buddies, L.L.C., dated October 1, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).

10.20

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

10.23

Development Agreement between Donald A. Dunham, Jr. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).

10.24

Assignment Agreement among Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).

10.25	Correspondence from Dunham Capital Management, L.L.C., dated March 17, 2003 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).
10.26	Form of Common Stock Purchase Warrant issued to R.J. Steichen & Company (incorporated by reference to our Registration Statement on Form SB-2/A, filed on May 15, 2000 (File No. 333-93459)).
10.27

Form of Non-Qualified Stock Option Agreement between the Registrant and certain employees of the Registrant, dated December 27, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).

10.28

Loan Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 0-29643)).

10.29

Term Note for the principal sum of $750,000 issued by Granite City Food & Brewery Ltd., Maker, to First National Bank, Payee, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 0-29643)).

10.30

Security Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 0-29643)).

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