Form 10QSB
period 2004-03-28
GRANITE CITY FOOD & BREWERY LTD
filed 2004-05-03
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐.

As of April 26, 2004, the issuer had outstanding 4,262,745 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:

Yes ☐  No ☒.

i

PART I          FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

March 28, 2004
ASSETS:
Current assets:
Cash	$504,483
Inventory	200,297
Prepaids and other	185,962
Total current assets	890,742

Property and equipment, net	17,850,612
Intangible assets and other	395,769
Total assets	$19,137,123

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$328,901
Accrued expenses	1,031,493
Long-term debt, current portion	215,294
Capital lease obligations, current portion	408,427
Total current liabilities	1,984,115

Long-term debt, net of current portion	2,675,135
Capital lease obligations, net of current portion	8,400,506
Total liabilities	13,059,756

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,193,331 shares issued and outstanding	41,933
Preferred stock, $0.01 par value, 10,000,000 authorized; 54,855 Series A Convertible Preferred shares issued and outstanding	549
Additional paid-in capital	10,556,838
Stock dividends distributable	694
Accumulated deficit	(4,522,647)
Total shareholders’ equity	6,077,367

Total liabilities and shareholders’ equity	$19,137,123

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2003	March 28, 2004

Restaurant revenues	$2,870,160	$6,292,871

Cost of sales:
Food, beverage and retail	818,882	1,876,115
Labor	985,833	2,043,221
Direct and occupancy	663,267	1,264,862
Total cost of sales	2,467,982	5,184,198

Pre-opening	—	264,974
General and administrative	293,617	588,584
Depreciation and amortization	193,036	330,040

Operating loss	(84,475)	(74,925)

Interest:
Income	23,301	3,971
Expense	(123,448)	(232,173)
Net other expense	(100,147)	(228,202)

Net loss	(184,622)	(303,127)
Less preferred stock dividends declared	(96,349)	(347,106)
Net loss available to common shareholders	$(280,971)	$(650,233)

Loss per common share, basic and diluted	$(0.07)	$(0.16)

Weighted average shares outstanding, basic and diluted	3,845,315	4,132,933

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2003	March 28, 2004

Cash flows from operating activities:
Net loss	$(184,622)	$(303,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	193,036	330,040
Stock option/warrant compensation	—	6,390
Decrease (increase) in:
Inventory	9,990	(23,121)
Prepaids and other	(93,492)	(40,105)
Increase (decrease) in:
Accounts payable	94,155	(179,970)
Accrued expenses	(175,235)	(261,748)
Net cash used in operating activities	(156,168)	(471,641)

Cash flows from investing activities:
Purchase of:
Property and equipment	(385,908)	(1,100,170)
Intangible assets and other	—	(18,366)
Net cash used in investing activities	(385,908)	(1,118,536)

Cash flows from financing activities:
Payments on capital lease obligations	(64,642)	(106,339)
Payments on long term-debt	(7,567)	(38,907)
Payment of dividends	(71,999)	(36)
Proceeds from:
Issuance of long-term debt	—	750,000
Issuance of stock	1,280,408	49,982
Net cash provided by financing activities	1,136,200	654,700

Net increase (decrease) in cash	594,124	(935,477)
Cash, beginning	3,521,842	1,439,960
Cash, ending	$4,115,966	$504,483

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen weeks ended March 30, 2003 and March 28, 2004

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

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen weeks ended March 30, 2003 and March 28, 2004 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at March 28, 2004 and the results of operations and cash flows for the periods ended March 30, 2003 and March 28, 2004  have been made. Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 28, 2003, filed with the Securities and Exchange Commission on March 29, 2004.

The results of operations for the thirteen weeks ended March 28, 2004 are not necessarily indicative of the results to be expected for the entire year.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends declared by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds.  Calculations of the Company’s net loss per common share for the thirteen weeks ended March 30, 2003 and March 28, 2004 are set forth in the following table:

	Thirteen Weeks Ended
	March 30, 2003	March 28, 2004

Net loss	$(184,622)	$(303,127)
Less dividends declared	(96,349)	(347,106)
Net loss available to common shareholders	$(280,971)	$(650,233)

Loss per common share, basic and diluted	$(0.07)	$(0.16)

Weighted average shares outstanding, basic and diluted	3,845,315	4,132,933

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

	Thirteen Weeks Ended
	March 30, 2003	March 28, 2004
Net income (loss):
As reported	$(184,622)	$(303,127)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(141,543)	$(153,692)
Pro forma	$(326,165)	$(456,819)

Net income (loss) per common share
Basic and diluted as reported	$(0.07)	$(0.16)
Basic and diluted pro forma	$(0.11)	$(0.19)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2003	2004
Dividend yield	None	None
Expected volatility	89.4%	72.9%
Expected life of option	5-10 years	5-10 years
Risk-free interest rate	4.0%	3.8%

3.              Change in capitalization:

Exercise of warrants and options:

During the first quarter of 2004, we issued an aggregate of 40,822 shares of common stock to accredited investors, upon the conversion of 645 shares of our Series A Convertible Preferred Stock originally issued on October 1, 2002.  The convertible preferred stock was converted at $1.58 per share.

During March 2004, we issued 31,645 shares of common stock to accredited investors upon the exercise for cash of warrants originally issued on October 1, 2002, in connection with a private placement of Series A Convertible Preferred Stock and warrants.  Each warrant was exercised at $1.58 per share.

As part of the Company’s initial public offering, the Company sold to the underwriter, for $100, stock purchase warrants for the purchase of an aggregate of 100,000 units exercisable at $4.95 per unit after June 6, 2001. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.00 per share, subject to adjustment.  The agreement that set forth the terms and conditions of these warrants contains certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment each time the Company issues common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock.  These warrants also provide for a cashless exercise provision and expire on June 6, 2005.  In March 2004, the Company issued 6,514 units upon the cashless exercise of 19,368 of such warrants.  As a result of these exercises and the anti-dilution adjustments, as of March 28, 2004, the number of units purchasable under this agreement was 86,175 and the exercise price was $4.69.

Dividends:

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

On March 11, 2004, the Company authorized payment of dividends to holders of its preferred stock as of March 23, 2004.  Such dividends were paid on March 31, 2004 through the issuance of an aggregate of 69,414 shares of common stock valued at $1.58 per share.  The closing price of the stock on March 23, 2004 was $5.00 per share.  Additionally, $36 cash in lieu of fractional shares was distributed.

ITEM 2        Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 28, 2003, filed with the Securities and Exchange Commission on March 29, 2004, for additional factors known to us that may cause actual results to vary.

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

After opening two additional restaurants during the later part of 2003 located in West Des Moines and Cedar Rapids, Iowa, we opened one restaurant in the first quarter of 2004.  This restaurant opened January 27, 2004 in Davenport, Iowa.  We developed these restaurants using a portion of the proceeds we obtained through the private placement of convertible preferred stock and warrants to purchase common stock in the fourth quarter of 2002, as well as equipment loans.  Using the remaining proceeds from this financing, we plan to develop additional restaurants in Midwest markets.  We have entered into a multi-site development agreement with a commercial developer that provides us assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease each new restaurant from our developer.  We plan to open a restaurant in Lincoln, Nebraska in May 2004 and one in Maple Grove, Minnesota in June 2004.  We continue to explore additional methods of financing in order to further pursue our expansion plans.

We have developed a brewing process called Fermentus Interruptus.  We believe that Fermentus Interruptus improves the economics of our microbrewing process as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  We believe that Fermentus Interruptus gives us the ability to improve unit level economics while maintaining the consistency of our beers.  This commissary brewing process will allow us to service up to 25 locations from one wort production site.  We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

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

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen weeks ended March 30, 2003 and March 28, 2004.

	Thirteen Weeks Ended
	March 30, 2003	March 28, 2004

Restaurant revenues	100.0%	100.0%

Cost of sales:
Food, beverage and retail	28.5	29.8
Labor	34.3	32.5
Direct and occupancy	23.1	20.1
Total cost of sales	86.0	82.4

Pre-opening	—	4.2
General and administrative	10.2	9.4
Depreciation and amortization	6.7	5.2

Operating income (loss)	(2.9)	(1.2)

Interest:
Income	0.8	0.1
Expense	(4.3)	(3.7)
Net other expense	(3.5)	(3.6)

Net income (loss)	(6.4)%	(4.8)%

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

Results of Operations for the Thirteen Weeks Ended March 30, 2003 and March 28, 2004

Revenue

We generated $2,870,160 and $6,292,871of revenues during the first quarter of 2003 and 2004, respectively, with average restaurant sales increasing from $73,594 to $85,039 per week.  The overall 119.3% increase in revenues during the first quarter of the current fiscal year was due primarily to the opening of three additional restaurants since the first quarter of 2003.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months.  A restaurant typically experiences a temporary period of high revenues immediately following its opening due to increased demand fostered by the publicity surrounding the opening (the “honeymoon effect”).  We experienced this effect in the Cedar Rapids and Davenport locations in the first quarter of 2004 and expect Davenport’s honeymoon to continue into the second quarter of 2004.  Therefore, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Cost of Sales

Food, Beverage and Retail

Our food and beverage cost increased by 1.3% as a percentage of revenues during the first quarter of 2004 compared to the first quarter of 2003.  The increase we experienced was due primarily to lower experience levels of our new staff as we opened restaurants in late 2003 and early 2004, as well as product price increase in some areas.

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

Labor

Our labor costs expressed as a percentage of revenues decreased 1.8% during the first quarter of 2004 compared to the first quarter of 2003.  Although we experienced increases in employee benefit costs throughout 2003, our increased revenue base in the first quarter of 2004, due to the honeymoon effect, enabled us to obtain this overall decrease in labor as a percentage of revenue.

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

Direct and Occupancy

Our direct and occupancy expenses decreased 3.0% as a percentage of revenues during the thirteen weeks ended March 28, 2004 compared to the thirteen weeks ended March 30, 2003.  Operating supplies, rent and occupancy costs, repairs and maintenance and advertising expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable.  Decreases in direct and operating expenses were primarily in the areas of employee meal costs and repair and maintenance.  The decrease was also attributable to higher unit volumes which reduced fixed and indirectly variable costs as a percentage of revenues.

Pre-Opening Costs

Pre-opening costs experienced during the thirteen weeks ended March 28, 2004 related to our Davenport, Lincoln and Maple Grove restaurants.  During the first quarter, we incurred pre-opening costs of $197,523 in Davenport, $61,204 in Lincoln and $6,247 in Maple Grove.  We expect total pre-opening expenses at each location will be approximately $215,000 to $250,000.  Such costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $294,967 during the first quarter of 2004 compared to the first quarter of 2003.  As a percent of revenue, general and administrative expenses decreased 0.8% over the same period due to higher unit volumes.  In order to retain and recruit core management and further build our infrastructure to facilitate growth, we incurred increased payroll and benefits related expenses and additional rent and office upkeep expenses in the first quarter of 2004 compared to that of 2003.  During the first quarter of 2003, our executive officers did not receive any monetary compensation from our company as we believe the options issued to these officers represented reasonable compensation for their services through March 30, 2003.  During the first quarter of 2003, we had two fewer positions at the corporate level compared to the same period in 2004, and we had not yet begun paying our President and Chief Executive Officer a salary.  Additionally, our travel related expenses have increased with the opening of new restaurants and the development of new sites for expansion, our advertising costs increased with a billboard campaign in the first two months of 2004, and our investor relations cost have increased with heightened investor activity.

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

Depreciation and Amortization

Depreciation and amortization expense increased $137,004 during the first quarter 2004 compared to the first quarter of 2003 due principally to the additional depreciation related to the newly opened restaurants.  As a percentage of revenues, during the first quarter of 2004, depreciation expense decreased by 1.5% compared to the similar period in 2003, indicating that revenues generated from our new locations more than offset the related increase in depreciation expense.

Other Income and Expense

Interest expense net of interest income increased $128,055 during the thirteen weeks ended March 28, 2004 compared to the similar period in 2003.  The increase was due to the increase of debt and capital leases and the reduction of invested cash.  Management expects interest expense will increase as we enter into additional capital leases and loan agreements for our new facilities and equipment, while interest income will decrease as the proceeds from our private placement are fully utilized.

Liquidity and Capital Resources

We have required capital principally for the development, construction and opening of new restaurants.  To date, we have obtained gross proceeds aggregating approximately $11.0 million through the sales of our securities in our initial public offering and two private placements.  Additionally, we have obtained financing through building and equipment leases, long-term debt from an independent financial institution, loans from New Brighton Ventures, Inc., an entity owned in part by our President and Chief Executive Officer, and the exercise for cash of various options and warrants.

During the thirteen weeks ended March 28, 2004, the issuance of our common stock upon the exercise of warrants provided us $49,982 of net cash and proceeds from long-term debt provided us $750,000 of net cash.  We used $471,641 of cash in operating activities, $1,118,536 to purchase equipment and other assets primarily for our Davenport, Lincoln and Maple Grove locations, and made payments on our debt and capital lease obligations aggregating $145,246.

During the thirteen weeks ended March 30, 2003, the issuance of our convertible preferred stock and our issuance of common stock upon the exercise of options and warrants provided us $1,280,408 of net cash.  We used $156,168 in operating activities, $385,908 to purchase equipment primarily for our West Des Moines location, paid cash dividends of $71,999 to holders of our preferred stock and made payments on our debt and capital leases aggregating $72,209.

In January 2004, we opened our restaurant in Davenport.  We are leasing this property from our developer under a 20-year lease agreement.  Our annual lease payments are $341,250 with $194,250 classified as a capital lease and the remaining $147,000 classified as an operating lease. This lease may be extended at our option for up to five additional five-year periods.

In January 2004, we entered into a $750,000 loan agreement with an independent financial institution.  The proceeds of this loan financed the purchase of equipment for the Davenport location.  The loan is secured by substantially all of the personal property of our company and is guaranteed by one of our directors.  The interest rate on the loan is 6.125% per annum and the loan matures in January 2011.

In April 2004, we entered into a revolving line of credit with maximum availability of $750,000 with an independent financial institution.  We will pay 6.75% annual interest on any amount we borrow and this line of credit will be available to us until September 1, 2004.  The line of credit is secured by substantially all the personal property of our company and is guaranteed by one of our directors.

Our developer has purchased land and begun construction of restaurants for us in Lincoln and Maple Grove.  Upon commencement of operations, these restaurants will be leased to us by our developer under the terms of our development agreement.  We plan to begin operations at Lincoln in May 2004 and at Maple Grove in June 2004.  With the remaining net proceeds raised through the sale of Series A Convertible Preferred Stock, the revolving line of credit and cash generated from operations, management believes that we will have sufficient funds to pursue our business strategy over the next 12 months.  We are also considering various alternatives to obtain capital to fund additional expansion, including debt and equity financing, partnerships with investors or combinations thereof.  The amount of financing required for new restaurants depends upon the definitive locations, leasehold improvement costs and construction costs.  We cannot assure you that the financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases:

As of March 28, 2004, we had five land and building lease agreements.  One of these leases expires in 2019, one in 2020 and the remaining three expire in 2023, all with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under two of the four leases, we are required to pay additional percentage rent based upon restaurant sales.  As of March 28, 2004, future obligations relating to the land portion of these leases aggregated $11,082,942 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant.  As of March 28, 2004, future obligations under the terms of the lease aggregated $1,269,800 plus percentage rent.

We have entered into two separate 20-year net leases relating to future restaurants in Lincoln and Maple Grove.  The annual rent for each lease will be equal to 10.5% of the sum of the construction cost and land cost.  The terms of these leases will commence when operations begin at each location.

Personal Guaranties:

Certain of our directors have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of such compensation shall be calculated based on 3% of the balances of such loans at specific times throughout the agreements.  The precise formula which will be used has not yet been determined.

Employment Agreement:

We have entered into an employment agreement with our President and Chief Executive Officer.  In lieu of a salary, we issued stock options to him in 1999, 2001 and 2003 as compensation for his services through March 30, 2003.  At a meeting held in February 2003, our board of directors established a $160,000 annual salary for him effective April 1, 2003.  Among other provisions, the employment agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  Based on his current salary, the maximum contingent liability under this agreement would be $240,000.  At a meeting held in March 2004, our board of directors approved an increase in his annual salary to $175,000 commencing July 1, 2004.  At that time, the maximum contingent liability under this agreement will be $262,500.

Development Agreement:

We have entered into a development agreement with Dunham Capital Management L.L.C. (“Dunham”)  for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, L.L.C., the largest beneficial owner of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to us on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.

Summary of Contractual Obligations:

The following table summarizes our future obligations under contractual agreements as of March 28, 2004 and the time frame within which payments on such obligations are due.  This table does not include amounts related to loan guarantee fees or percentage rent as such amounts have not yet been determined.  Whether or not we would incur any additional expense on our employment agreement with Mr. Wagenheim depends upon the existence of a change in control of the company.  Therefore, no such amounts have been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,890,431	$159,439	$467,917	$1,774,487	$488,588
Capital lease obligations	17,156,610	869,025	2,225,498	1,934,100	12,127,987
Operating lease obligations	12,425,356	524,926	1,351,272	1,324,368	9,224,790
Total Obligations	$32,472,397	$1,553,390	$4,044,687	$5,032,955	$21,841,365

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

PART II        OTHER INFORMATION

ITEM 1                                                        Legal Proceedings

Not applicable.

ITEM 2                                                        Changes in Securities

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)                                  On December 31, 2003, we issued 70,230 shares of common stock to the holders of our Series A Convertible Preferred Stock.  We issued such common stock in lieu of $109,710 in cash dividends otherwise payable to those investors on that date.

During the first quarter of 2004, we issued an aggregate of 40,822 shares of common stock to accredited investors, upon the conversion of 645 shares of our Series A Convertible Preferred Stock originally issued on October 1, 2002.  The convertible preferred stock was converted at $1.58 per share.

During March 2004, we issued 31,645 shares of common stock to accredited investors upon the exercise for cash of warrants originally issued on October 1, 2002, in connection with a private placement of Series A Convertible Preferred Stock and warrants.  Each warrant was exercised at $1.58 per share.

In March 2004, we issued 6,514 units upon the cashless exercise of 19,368 warrants we sold to the underwriter of our initial public offering on June 6, 2000.  Each unit consists of one share of common stock and one warrant to purchase one share of common stock.  The exercise price of the warrants was $4.69 per share.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and the certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act.  In addition, the recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC.  No underwriting discounts or commissions were paid in connection with the issuances of such common stock.

(d)                                 Not applicable.

(e)                                  Not applicable.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: May 3, 2004	By:	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Business Loan Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated April 14, 2004.

10.2	Promissory Note for the principal sum of $750,000 issued by Granite City Food & Brewery Ltd., Borrower, to First National Bank, Lender, dated April 14, 2004.

10.3	Commercial Guarantee Agreement between Granite City Food & Brewery Ltd., Borrower, First National Bank, Lender, and Steven J. Wagenheim, Guarantor, dated April 14, 2004.

31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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