Form 10QSB
period 2004-06-27
GRANITE CITY FOOD & BREWERY LTD
filed 2004-07-23
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐.

As of July 16, 2004, the issuer had outstanding 4,311,284 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:

Yes ☐  No ☒.

i

PART I     FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

June 27, 2004

Current assets:
Cash	$704,439
Inventory	277,297
Prepaids and other	268,368
Total current assets	1,250,104

Property and equipment, net	22,137,100
Intangible assets and other	401,262
Total assets	$23,788,466

Current liabilities:
Accounts payable	$861,517
Accrued expenses	1,840,715
Line of credit	95,348
Long-term debt, current portion	226,874
Capital lease obligations, current portion	504,612
Total current liabilities	3,529,066

Long-term debt, net of current portion	2,611,477
Capital lease obligations, net of current portion	12,012,146
Total liabilities	18,152,689

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,311,284 shares issued and outstanding	43,113
Preferred stock, $0.01 par value, 10,000,000 authorized; 54,355 Series A Convertible Preferred shares issued and outstanding	544
Additional paid-in capital	10,586,352
Accumulated deficit	(4,994,232)
Total shareholders’ equity	5,635,777

Total liabilities and shareholders’ equity	$23,788,466

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004

Restaurant revenues	$3,111,026	$7,625,932	$5,981,186	$13,918,803

Cost of sales:
Food, beverage and retail	909,316	2,333,702	1,728,198	4,209,817
Labor	1,061,028	2,526,463	2,046,861	4,569,684
Direct and occupancy	653,660	1,382,331	1,316,927	2,647,193
Total cost of sales	2,624,004	6,242,496	5,091,986	11,426,694

Pre-opening	—	483,349	—	748,323
General and administrative	412,806	605,478	706,423	1,194,062
Depreciation and amortization	197,159	384,970	390,195	715,010

Operating loss	(122,943)	(90,361)	(207,418)	(165,286)

Interest:
Income	23,581	221	46,882	4,192
Expense	(121,727)	(279,125)	(245,175)	(511,298)
Net other expense	(98,146)	(278,904)	(198,293)	(507,106)

Net loss	(221,089)	(369,265)	(405,711)	(672,392)
Less preferred stock dividends declared	(168,732)	(108,710)	(265,081)	(455,816)
Net loss available to common shareholders	$(389,821)	$(477,975)	$(670,792)	$(1,128,208)

Loss per common share, basic and diluted	$(0.10)	$(0.11)	$(0.17)	$(0.27)

Weighted average shares outstanding, basic and diluted	3,871,101	4,271,439	3,858,208	4,202,186

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2003	June 27, 2004

Cash flows from operating activities:
Net loss	$(405,711)	$(672,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	390,195	715,010
Stock option/warrant compensation	—	12,780
Decrease (increase) in:
Inventory	(72)	(100,121)
Prepaids and other	(64,675)	(122,511)
Increase (decrease) in:
Accounts payable	(12,833)	391,473
Accrued expenses	(226,753)	438,764
Net cash provided by (used in) operating activities	(319,849)	663,003

Cash flows from investing activities:
Purchase of:
Property and equipment	(908,056)	(1,979,625)
Intangible assets and other	(12,327)	(29,561)
Net cash used in investing activities	(920,383)	(2,009,186)

Cash flows from financing activities:
Payments on capital lease obligations	(129,057)	(223,642)
Payments on long term-debt	(15,331)	(90,985)
Proceeds from (payments on) line of credit	—	95,348
Payment of dividends	(168,348)	(36)
Proceeds from long-term debt	—	750,000
Proceeds from issuance of stock	1,448,987	79,977
Net cash provided by financing activities	1,136,251	610,662

Net decrease in cash	(103,981)	(735,521)
Cash, beginning	3,521,842	1,439,960
Cash, ending	$3,417,861	$704,439

Supplemental disclosure of non-cash investing activities:
Buildings acquired under capital lease agreements	$—	$5,675,128

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and twenty-six weeks ended June 29, 2003 and June 27, 2004

1.     Nature of business and basis of presentation:

Nature of business:

Granite City Food & Brewery Ltd. (“the Company”) was formed to develop and operate casual dining restaurants featuring on-premise breweries.  The Company is developing these restaurant-microbreweries, known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise.  The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first facility, located in St. Cloud, Minnesota, opened in July 1999.  Subsequently, the Company opened restaurants in Sioux Falls, South Dakota; Fargo, North Dakota; West Des Moines, Cedar Rapids and Davenport, Iowa, Lincoln, Nebraska and Minneapolis, Minnesota.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen and twenty-six weeks ended June 29, 2003 and June 27, 2004 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at June 27, 2004 and the results of operations and cash flows for the periods ended June 29, 2003 and June 27, 2004 have been made. Those adjustments consist only of normal and recurring adjustments.

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

The results of operations for the thirteen and twenty-six weeks ended June 27, 2004 are not necessarily indicative of the results to be expected for the entire year.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends declared by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds.  Calculations of the Company’s net loss per common share for the thirteen and twenty-six weeks ended June 29, 2003 and June 27, 2004 are set forth in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004

Net loss	$(221,089)	$(369,265)	$(405,711)	$(672,392)
Less dividends declared	(168,732)	(108,710)	(265,081)	(455,816)
Net loss available to common shareholders	$(389,821)	$(477,975)	$(670,792)	$(1,128,208)

Loss per common share, basic and diluted	$(0.10)	$(0.11)	$(0.17)	$(0.27)

Weighted average shares outstanding, basic and diluted	3,871,101	4,271,439	3,858,208	4,202,186

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Net income (loss):
As reported	$(221,089)	$(369,265)	$(405,711)	$(672,392)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(73,470)	$(168,831)	$(215,013)	$(322,523)
Pro forma	$(294,559)	$(538,096)	$(620,724)	$(994,915)

Net income (loss) per common share
Basic and diluted as reported	$(0.10)	$(0.11)	$(0.17)	$(0.27)
Basic and diluted pro forma	$(0.12)	$(0.15)	$(0.23)	$(0.35)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2003	2004
Dividend yield	None	None
Expected volatility	78.6%	71.4%
Expected life of option	5-10 years	5-10 years
Risk-free interest rate	3.4%	4.8%

3.     Change in capitalization:

Exercise of warrants and options:

During the first quarter of 2004, the Company issued an aggregate of 40,822 shares of common stock to accredited investors, upon the conversion of 645 shares of Series A Convertible Preferred Stock originally issued on October 1, 2002.  The convertible preferred stock was converted at $1.58 per share.

During the first quarter of 2004, the Company issued 31,645 shares of common stock to accredited investors upon the exercise for cash of warrants originally issued on October 1, 2002, in connection with a private placement of Series A Convertible Preferred Stock and warrants.  Each warrant was exercised at $1.58 per share.

As part of the Company’s initial public offering, the Company sold to the underwriter, for $100, stock purchase warrants for the purchase of an aggregate of 100,000 units exercisable at $4.95 per unit after June 6, 2001. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.00 per share, subject to adjustment.  The agreement that set forth the terms and conditions of these warrants contains certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock.  These warrants also provide for a cashless exercise provision and expire on June 6, 2005.  During the first quarter of 2004, the Company issued 6,514 units upon the cashless exercise of 19,368 of such warrants.  As a result of these exercises and the anti-dilution adjustments, as of June 27, 2004, the number of units purchasable under this agreement was 87,670 and the exercise price was $4.61.

On June 8, 2004, the Company issued 15,822 shares of common stock to an accredited investor upon the exercise for cash of warrants originally issued on October 1, 2002, in connection with a private placement of Series A Convertible Preferred Stock and warrants.  Each warrant was exercised at $1.58 per share.

On June 10, 2004, the Company issued an aggregate of 31,645 shares of common stock to an accredited investor, upon the conversion of 500 shares of Series A Convertible Preferred Stock originally issued on October 1, 2002.  The convertible preferred stock was converted at $1.58 per share.

As part of the Company’s initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant.  Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share.  The agreement that set forth the terms and conditions of the Class A Warrants contains certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock. As a result of these adjustments and the issuance, pursuant to Registration File No. 333-93459, of 1,072 shares of common stock upon the exercise of such warrants in May 2004 at an exercise price of $4.66, the number of shares purchasable under this agreement at June 27, 2004 was 1,071,889 and the exercise price was $4.66 per share.  The warrants expire on June 6, 2005.

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

On June 15, 2004, the Company authorized cash payment of dividends to holders of its preferred stock as of June 23, 2004.  Such dividends aggregated $108,710 and were included in accrued expenses on the Company’s balance sheet at June 27, 2004.  Such dividends were paid on June 30, 2004.

4.     Line of Credit:

In April 2004, the Company entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution.  The Company pays 6.75% annual interest on amounts it borrows.  This line of credit expires September 1, 2004.  The line of credit is secured by substantially all the personal property of the Company and is guaranteed by one of the Company’s directors.  As of June 27, 2004, the Company had $95,348 outstanding on this line.

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

Overview

We operate eight casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®.  Our activities through June 1999 were related to the development of our restaurant-microbrewery concept and the development and financing of our first restaurant which commenced operations in St. Cloud, Minnesota, in June 1999.  Over the next two-and one-half years, we opened a restaurant in Sioux Falls, South Dakota and a restaurant in Fargo, North Dakota.  We developed these restaurants using the net proceeds from a private placement of common stock completed in late 1997, an initial public offering in June 2000, financing in the form of long-term building and equipment leases, bank financing, and loans from a related party.

After opening two additional restaurants during the later part of 2003 located in West Des Moines and Cedar Rapids, Iowa, we opened three restaurants in 2004.  These restaurants opened in Davenport, Iowa, Lincoln, Nebraska and Minneapolis, Minnesota.  We developed these restaurants using the proceeds we obtained through the private placement of convertible preferred stock and warrants to purchase common stock in the fourth quarter of 2002, as well as equipment loans and a line of credit.  These five units were designed using the prototype we developed in early 2003, and based on the performance of these units, management plans to continue to use this prototype for future expansion.  We have entered into a multi-site development agreement with a commercial developer that provides us assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease each new restaurant from our developer.  We continue to explore additional methods of financing in order to further pursue our expansion plans.

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

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen and twenty-six weeks ended June 29, 2003 and June 27, 2004.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	29.2	30.6	28.9	30.2
Labor	34.1	33.1	34.2	32.8
Direct and occupancy	21.0	18.1	22.0	19.0
Total cost of sales	84.3	81.9	85.1	82.1

Pre-opening	—	6.3	—	5.4
General and administrative	13.3	7.9	11.8	8.6
Depreciation and amortization	6.3	5.0	6.5	5.1

Operating loss	(4.0)	(1.2)	(3.5)	(1.2)

Interest:
Income	0.8	0.0	0.8	0.0
Expense	(3.9)	(3.7)	(4.1)	(3.7)
Net other expense	(3.2)	(3.7)	(3.3)	(3.6)

Net loss	(7.1)%	(4.8)%	(6.8)%	(4.8)%

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

Results of Operations for the Thirteen and Twenty-six Weeks Ended June 29, 2003 and June 27, 2004

Revenue

We generated $3,111,026 and $7,625,932 of revenues during the second quarter of 2003 and 2004, respectively.  During the first half of 2003 we had revenues of $5,981,186 while during the first half of 2004 we had revenues of $13,918,803, with year-to-date average restaurant sales increasing from $76,682 to $86,452 per week.  The overall 132.7% increase in revenues during the first half of the current fiscal year was due primarily to the opening of five additional restaurants since the first half of 2003.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months.  A restaurant typically experiences a temporary period of high revenues immediately following its opening due to increased demand fostered by the publicity surrounding the opening (the “honeymoon effect”).  We experienced this effect in Cedar Rapids, Davenport, Lincoln and Minneapolis in the first half of 2004, and we expect the honeymoons to continue into the third quarter of 2004 at Lincoln and Minneapolis.  Therefore, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Cost of Sales

Food, Beverage and Retail

Our food, beverage and retail cost increased by 1.4% as a percentage of revenues during both the second quarter and first half of 2004 compared to the second quarter and first half of 2003, respectively.  The increases we experienced were due primarily to new staff members becoming familiar with our concept as we opened restaurants in late 2003 and early 2004, as well as product price increase in some areas.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food costs and guest preferences.  We periodically create new menu offerings in both our craftbrewed beers and our food based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety to our guests at a great price value.  Our varieties of craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  As we have opened additional units, we have experienced increased purchasing power and believe we will continue to do so with additional expansion, thereby reducing our food and beverage costs as a percentage of revenues.  Additionally, as we add new units, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality product intact while reducing the production cost, thereby enhancing overall profitability.

Labor

Our labor costs expressed as a percentage of revenues decreased 1.0% during the second quarter of 2004 compared to the second quarter of 2003.  These costs decreased 1.4% as a percentage of revenues in the first half of 2004 compared to the first half of 2003.  Although we have experienced increases in employee benefit costs such as health and workers compensation insurance, our increased revenue base in the first half of 2004, due to the honeymoon effect, enabled us to obtain an overall decrease in labor as a percentage of revenue.

We expect that labor costs will vary as we add new locations.  Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expense at our new locations.  Our management believes that retaining good employees for more experienced staff ensures high quality guest service and reduces hiring and training costs.

Direct and Occupancy

Our direct and occupancy expenses decreased 2.9% as a percentage of revenues during the first quarter of 2004 compared to the first quarter of 2003.  During the first half of 2004, these expenses decreased 3.0% compared to the first half of 2003.  Operating supplies, rent and occupancy costs, repairs and maintenance and advertising expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable.  Decreases in direct and operating expenses were primarily in the areas of employee meal costs, advertising, and repair and maintenance.  Although we experienced increases in credit card discounts, hiring and training expenses and various supplies, our higher unit volumes reduced the fixed and indirectly variable costs as a percentage of revenues.

Pre-Opening Costs

Pre-opening costs experienced during the first half of 2004 related to our Davenport, Lincoln and Minneapolis restaurants.  During that time, we incurred pre-opening costs of $197,769 in Davenport, $312,976 in Lincoln and $237,578 in Minneapolis.  The Lincoln pre-opening expenses were unusually high due to the distance between Lincoln and the restaurants at which the new managers trained, causing us to incur significantly more travel, lodging and meal expenses.  Additionally, we encountered some unexpected personnel turnover and related costs during the training process there.  We expect total pre-opening expenses at each future location will be between $215,000 and $250,000.  Such costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $192,672 during the second quarter of 2004 compared to the second quarter of 2003.  Such expenses increased $487,639 during the first half of 2004 compared to the first half of 2003.  Due to higher unit volumes, general and administrative expenses decreased 5.3% and 3.2% as a percent of revenue, during the second quarter and first half of 2004, respectively, compared to the same periods in 2003.  In order to retain and recruit core management and further build our infrastructure to facilitate growth, we incurred increased expenses related to payroll and benefits as well as additional rent and office upkeep expenses in the first half of 2004 compared to that of 2003.  During the first quarter of 2003, our president and chief executive officer did not receive any monetary compensation from our company as we believe the options issued to him represented reasonable compensation for his service through March 30, 2003.  Additionally, our travel related expenses have increased with the opening of new restaurants and the development of new sites for expansion, our advertising costs increased with a billboard campaign in the first two months of 2004, and our investor relations cost have increased with heightened investor activity.

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

Depreciation and Amortization

Depreciation and amortization expense increased $187,811 during the second quarter of 2004 and $324,815 during the first half of 2004 compared to the same periods in 2003 due principally to the additional depreciation related to the newly opened restaurants.  As a percentage of revenues, during the first half of 2004, depreciation expense decreased by 1.4% compared to the first half of 2003, indicating that revenues generated from our new locations more than offset the related increase in depreciation expense.

Other Income and Expense

Interest expense net of interest income increased $180,758 during the second quarter of 2004 compared to the second quarter of 2003.  Interest expense net of interest income increased $308,813 during the first half of 2004 compared to the first half of 2003.  The increases were due to the increase of debt and capital leases and the reduction of invested cash as we opened new units.  Management expects interest expense will increase with future expansion.

Liquidity and Capital Resources

We have required capital principally for the development, construction and opening of new restaurants.  To date, we have obtained gross proceeds aggregating approximately $11.0 million through the sales of our securities in our initial public offering and two private placements.  Additionally, we have obtained financing through building and equipment leases, long and short-term debt from an independent financial institution, loans from New Brighton Ventures, Inc., an entity owned in part by our President and Chief Executive Officer, and the exercise of various options and warrants for cash.

During the twenty-six weeks ended June 27, 2004, operating activities provided us $663,003 of cash, issuance of common stock pursuant to the exercise of warrants provided us $79,977 in cash and proceeds from long-term debt and our line of credit provided us $845,348 net cash.  We used $2,009,186 of cash to purchase equipment and other assets primarily for our Davenport, Lincoln and Minneapolis locations, and made payments on our debt and capital lease obligations aggregating $314,627.

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

In April 2004, we entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution.  We pay 6.75% annual interest on amounts we borrow.  This line of credit expires September 1, 2004.  The line of credit is secured by substantially all the personal property of our company and is guaranteed by one of our directors.  As of June 27, 2004, we had $95,348 outstanding on this line.

In May 2004, we opened our restaurant in Lincoln.   We are leasing this property from our developer under a 20-year lease agreement for the building and a 15-year lease agreement for the land.   Our annual capital lease payments on the building lease are $168,000 and our annual operating lease payments for the land average $140,000 per year over the initial term of the lease. These leases may be extended at our option for up to five additional five-year periods.

In June 2004, we opened our restaurant in Minneapolis.  We are leasing this property from an independent third party under a 20-year lease agreement.  Our annual lease payments are $367,500 with $235,200 classified as a capital lease and the remaining $132,300 classified as an operating lease. This lease may be extended at our option for up to five additional five-year periods.

With cash generated from operations and proceeds from the revolving line of credit, management believes that we will have sufficient funds to pursue our business strategy over the next 12 months.  We continue to explore new restaurant sites and are considering various alternatives to obtain capital to fund additional expansion, including debt and equity financing, partnerships with investors or combinations thereof.  The amount of financing required for new restaurants depends upon the definitive locations, leasehold improvement costs and construction costs.  We cannot assure you that the financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases:

As of June 27, 2004, we had seven land and building lease agreements.  One of these leases expires in 2019, one in 2020, two in 2023, and the remaining three expire in 2024, all with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.  As of June 27, 2004, future obligations relating to the land portion of these seven leases aggregated $15,650,650 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  Future obligations relating to the building portion of these seven leases aggregated $24,053,499 at June 27, 2004.

In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant.  As of June 27, 2004, future obligations under the terms of this lease aggregated $1,251,800 plus percentage rent.

As of June 27, 2004, we have additional capital lease obligations outstanding of $833,491 for equipment leases expiring in 2008, and operating leases obligations outstanding aggregating $60,820 for leases expiring in 2005 for office space and various equipment items.

Personal Guaranties:

Certain of our directors have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of such compensation shall be calculated based on 3% of the weighted average daily balances of such loans at the end of each monthly accounting period.  As of June 27, 2004, we had accrued $16,133 of such fees.

Employment Agreement:

We have entered into an employment agreement with our President and Chief Executive Officer.  In lieu of a salary, we issued stock options to him in 1999, 2001 and 2003 as compensation for his services through March 30, 2003.  Effective April 1, 2003, we began paying an annual salary to such officer.  At a meeting held in March 2004, our board of directors approved an increase in his annual salary to $175,000 effective July 1, 2004.  Among other provisions, the employment agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  Based on his current salary, the maximum contingent liability under this agreement would be $262,500.

Development Agreement:

We have entered into a development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, L.L.C., the largest beneficial owner of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to us on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.  As of June 27, 2004, five restaurants have been constructed for us under this development agreement.

Summary of Contractual Obligations:

The following table summarizes our future obligations under contractual agreements as of June 27, 2004 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such amounts have not yet been determined.  Whether or not we would incur any additional expense on our employment agreement with Mr. Wagenheim depends upon the existence of a change in control of the company.  Therefore, no percentage rent or employment agreement expense have been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$95,348	$95,348	$—	$—	$—
Long-term debt	2,838,353	107,361	467,917	1,774,487	488,588
Capital lease obligations	24,886,990	780,928	3,033,063	2,740,500	18,332,499
Operating lease obligations	16,963,270	484,015	1,885,872	1,858,968	12,734,415
Loan guarantee	144,083	20,421	67,289	42,284	14,089
Total obligations	$44,928,044	$1,488,073	$5,454,141	$6,416,239	$31,569,591

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

(a) Not applicable.

(b) Not applicable.

(c)         On March 31, 2004, we issued 69,414 shares of common stock to the holders of our Series A Convertible Preferred Stock.  We issued such common stock in lieu of $109,710 in cash dividends otherwise payable to those investors on that date.

On June 8, 2004, we issued 15,822 shares of common stock to an accredited investor upon the exercise for cash of warrants originally issued on October 1, 2002, in connection with a private placement of Series A Convertible Preferred Stock and warrants.  Each warrant was exercised at $1.58 per share.

On June 10, 2004, we issued an aggregate of 31,645 shares of common stock to an accredited investor, upon the conversion of 500 shares of our Series A Convertible Preferred Stock originally issued on October 1, 2002.  The convertible preferred stock was converted at $1.58 per share.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: July 23, 2004	By:	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Business Loan Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated April 14, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 3, 2004 (File No. 0-29643)).

10.2

Promissory Note for the principal sum of $750,000 issued by Granite City Food & Brewery Ltd., Borrower, to First National Bank, Lender, dated April 14, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 3, 2004 (File No. 0-29643)).

10.3

Commercial Guarantee Agreement between Granite City Food & Brewery Ltd., Borrower, First National Bank, Lender, and Steven J. Wagenheim, Guarantor, dated April 14, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 3, 2004 (File No. 0-29643)).

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