Form 10QSB
period 2004-09-26
GRANITE CITY FOOD & BREWERY LTD
filed 2004-11-01
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒  No  ☐.

As of October 18, 2004, the issuer had outstanding 4,911,640 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:

Yes  ☐  No  ☒.

i

PART I                                             FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEETS

	December 28, 2003	September 26, 2004
	(audited)	(unaudited)
ASSETS:
Current assets:
Cash	$1,439,960	$2,144,338
Inventory	177,176	277,400
Prepaids and other	145,857	271,024
Total current assets	1,762,993	2,692,762

Property and equipment, net	15,177,392	22,031,747
Intangible assets and other	381,782	394,406
Total assets	$17,322,167	$25,118,915

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$460,160	$695,004
Accrued expenses	1,293,241	1,513,156
Line of credit	—	199,102
Long-term debt, current portion	122,584	222,596
Capital lease obligations, current portion	362,920	501,305
Total current liabilities	2,238,905	3,131,163

Long-term debt, net of current portion	2,056,752	2,562,413
Capital lease obligations, net of current portion	6,702,352	11,884,838
Total liabilities	10,998,009	17,578,414

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,044,120 and 4,911,640 shares issued and outstanding at December 28, 2003 and September 26, 2004, respectively	40,441	49,116
Preferred stock, $0.01 par value, 10,000,000 authorized; 55,500 and 54,355 Series A Convertible Preferred shares issued and outstanding December 28, 2003 and September 26, 2004, respectively	555	544
Additional paid-in capital	10,070,429	12,366,334
Stock dividends distributable	702	—
Accumulated deficit	(3,787,969)	(4,875,493)
Total shareholders’ equity	6,324,158	7,540,501

Total liabilities and shareholders’ equity	$17,322,167	$25,118,915

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004

Restaurant revenues	$3,786,885	9,279,191	$9,768,071	$23,197,994

Cost of sales:
Food, beverage and retail	1,094,291	2,819,515	2,822,489	7,029,332
Labor	1,274,087	3,096,410	3,320,948	7,666,094
Direct and occupancy	804,760	1,710,215	2,121,687	4,357,408
Total cost of sales	3,173,138	7,626,140	8,265,124	19,052,834

Pre-opening	270,729	—	270,729	748,323
General and administrative	449,833	619,888	1,156,256	1,813,950
Depreciation and amortization	206,276	463,263	596,471	1,178,273

Operating income (loss)	(313,091)	569,900	(520,509)	404,614

Interest:
Income	15,266	749	62,148	4,941
Expense	(133,685)	(326,070)	(378,860)	(837,368)
Other expense, net	—	(23,520)	—	(23,520)
Net other expense	(118,419)	(348,841)	(316,712)	(855,947)

Net income (loss)	(431,510)	221,059	(837,221)	(451,333)
Less preferred stock dividends declared	(168,854)	(108,710)	(433,935)	(564,526)
Net income (loss) available to common shareholders	$(600,364)	$112,349	$(1,271,156)	$(1,015,859)

Income (loss) per common share, basic	$(0.15)	$0.03	$(0.33)	$(0.24)

Income (loss) per common share, diluted	$(0.15)	$0.02	$(0.33)	$(0.24)

Weighted average shares outstanding, basic	3,947,700	4,378,774	3,888,038	4,261,048

Weighted average shares outstanding, diluted	3,947,700	9,296,411	3,888,038	4,261,048

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	September 28, 2003	September 26, 2004

Cash flows from operating activities:
Net loss	$(837,221)	$(451,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	596,471	1,178,273
Loss on disposal of asset	—	23,520
Stock option/warrant compensation	9,762	19,170
Decrease (increase) in:
Inventory	(99,364)	(100,224)
Prepaids and other	(167,159)	(125,167)
Increase (decrease) in:
Accounts payable	187,107	149,110
Accrued expenses	(6,704)	111,205
Net cash provided by (used in) operating activities	(317,108)	804,554

Cash flows from investing activities:
Purchase of:
Property and equipment	(1,950,915)	(2,278,350)
Intangible assets and other	(38,578)	(29,560)
Net cash used in investing activities	(1,989,493)	(2,307,910)

Cash flows from financing activities:
Payments on capital lease obligations	(208,952)	(354,257)
Payments on long term-debt	(22,907)	(144,327)
Proceeds from line of credit	—	199,102
Payment of dividends	(168,384)	(108,783)
Proceeds from long-term debt	428,572	750,000
Proceeds from issuance of stock	1,381,989	1,865,999
Net cash provided by financing activities	1,410,318	2,207,734

Net increase (decrease) in cash	(896,283)	704,378
Cash, beginning	3,521,842	1,439,960
Cash, ending	$2,625,559	$2,144,338

Supplemental disclosure of non-cash investing activities:
Buildings acquired under capital lease agreements	$1,656,114	$5,675,128

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and thirty-nine weeks ended September 28, 2003 and September 26, 2004

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

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen and thirty-nine weeks ended September 28, 2003 and September 26, 2004 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at September 26, 2004 and the results of operations and cash flows for the periods ended September 28, 2003 and September 26, 2004 have been made. Those adjustments consist only of normal and recurring adjustments.

The balance sheet at December 28, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 28, 2003, filed with the Securities and Exchange Commission on March 29, 2004.

The results of operations for the thirteen and thirty-nine weeks ended September 26, 2004 are not necessarily indicative of the results to be expected for the entire year.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends declared by the weighted average number of common shares outstanding.  Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds.  Diluted earnings also assumes convertible preferred stock is converted to common stock and increases the outstanding common shares, and net income available to common shareholders is increased by dividends payable on that convertible preferred stock.  Calculations of the Company’s net income (loss) per common share for the thirteen and thirty-nine weeks ended September 28, 2003 and September 26, 2004 are set forth in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004

Net income (loss)	$(431,510)	$221,059	$(837,221)	$(451,333)
Less dividends declared	(168,854)	(108,710)	(433,935)	(564,526)
Net loss available to common shareholders	$(600,364)	$112,349	$(1,271,156)	$(1,015,859)

Income (loss) per common share, basic	$(0.15)	$0.03	$(0.33)	$(0.24)

Income (loss) per common share, diluted	$(0.15)	$0.02	$(0.33)	$(0.24)

Weighted average shares outstanding, basic	3,947,700	4,378,774	3,888,038	4,261,048

Weighted average shares outstanding, diluted	3,947,700	9,296,411	3,888,038	4,261,048

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Net income (loss):
As reported	$(431,510)	$221,059	$(837,221)	$(451,333)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(58,272)	$(147,677)	$(273,285)	$(470,199)
Pro forma	$(489,782)	$73,382	$(1,110,506)	$(921,532)

Net income (loss) per common share
Basic as reported	$(0.15)	$0.03	$(0.33)	$(0.24)
Basic pro forma	$(0.17)	$(0.01)	$(0.40)	$(0.35)
Diluted, as reported	$(0.15)	$0.02	$(0.33)	$(0.24)
Diluted, pro forma	$(0.17)	$0.01	$(0.40)	$(0.35)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2003	2004
Dividend yield	None	None
Expected volatility	75.0%	54.6%
Expected life of option	5-10 years	5-10 years
Risk-free interest rate	4.2%	4.0%

3.              Change in capitalization:

Exercise of warrants and options:

During the first quarter of 2004, the Company issued an aggregate of 40,822 shares of common stock to accredited investors upon the conversion of 645 shares of Series A Convertible Preferred Stock originally issued on October 1, 2002.  The convertible preferred stock was converted at $1.58 per share.

During the first quarter of 2004, the Company issued an aggregate of 31,645 shares of common stock to accredited investors upon the exercise for cash of warrants originally issued on October 1, 2002, in connection with a private placement of Series A Convertible Preferred Stock and warrants.  Each warrant was exercised at $1.58 per share.

As part of the Company’s initial public offering, the Company sold to the underwriter, for $100, stock purchase warrants for the purchase of an aggregate of 100,000 units exercisable at $4.95 per unit after June 6, 2001. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.00 per share, subject to adjustment.  The agreement that set forth the terms and conditions of these warrants contains certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock.  These warrants also provide for a cashless exercise provision and expire on June 6, 2005.  During the first quarter of 2004, the Company issued 6,514 units upon the cashless exercise of 19,368 of such warrants.  As a result of these exercises and the anti-dilution adjustments, as of September 26, 2004, the number of units purchasable under these warrants was 87,670 and the exercise price was $4.61 per unit.

During the second quarter of 2004, the Company issued 15,822 shares of common stock to an accredited investor upon the exercise for cash of warrants originally issued on October 1, 2002, in connection with a private placement of Series A Convertible Preferred Stock and warrants.  Each warrant was exercised at $1.58 per share.

During the second quarter of 2004, the Company issued 31,645 shares of common stock to an accredited investor upon the conversion of 500 shares of Series A Convertible Preferred Stock originally issued on October 1, 2002.  The convertible preferred stock was converted at $1.58 per share.

As part of the Company’s initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant.  Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share.  The agreement that set forth the terms and conditions of the Class A Warrants contains certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock. As a result of these adjustments and the issuance, pursuant to Registration File No. 333-93459, of 1,072 shares of common stock upon the exercise of such warrants in May 2004 at an exercise price of $4.66, the number of shares purchasable under these warrants at September 26, 2004 was 1,071,889 and the exercise price was $4.66 per share.  The warrants expire on June 6, 2005.

On August 18, 2004, one of the Company’s directors exercised a stock option for the purchase of 5,000 shares of common stock at an exercise price of $1.25 per share.  These options were issued pursuant to the 1997 Director Stock Option Plan.

On September 20, 2004, one of the Company’s employees exercised a stock option for the purchase of 3,000 shares of common stock at an exercise price of $1.65 per share.  These options were issued pursuant to the 1997 Stock Option Plan.

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

On June 15, 2004, the Company authorized cash payment of dividends to holders of its preferred stock as of June 23, 2004.  Such dividends aggregated $108,710 and were paid on June 30, 2004.

On September 9, 2004, the Company authorized cash payment of dividends to holders of its preferred stock as of September 23, 2004.  Such dividends aggregated $108,710, were included in accrued expenses on the Company’s balance sheet at September 26, 2004 and were paid on September 30, 2004.

Issuance of common stock and warrants to purchase common stock:

On September 17, 2004, the Company entered into a securities purchase agreement with accredited investors for the sale of approximately $8.5 million of common stock and warrants to purchase common stock.  The agreement provided for securities to be sold at an offering price of $3.25 per share of common stock, with one warrant for every 2.5 shares of common stock sold.  The warrants have a term of five years and are exercisable at $5.00 per share, subject to certain anti-dilution adjustments.  The Company completed the initial closing of this private placement, generating gross proceeds of $1,925,157 with the sale of 592,356 shares of common stock and issuance of warrants to purchase 236,944 shares of common stock.  In connection with the initial closing, the Company issued its agent a warrant to purchase 29,618 shares of common stock at an exercise price of $5.00 per share, paid its agent cash commission of $96,258 and paid expenses related to the transaction of $125,341.  Completion of the sale of the remaining shares and warrants is subject to approval by the Company’s shareholders in compliance with Nasdaq Marketplace Rules.

4.              Line of credit:

In April 2004, the Company entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution.  The Company paid annual interest at a rate of 6.75% on amounts it borrowed, which interest payments aggregated approximately $5,307.  This line of credit expired September 1, 2004, at which time the Company renewed the line at an annual interest rate of 7.00%.  This line of credit is secured by substantially all the personal property of the Company, is guaranteed by one of the Company’s directors and expires September 15, 2005.  As of September 26, 2004, the Company had $199,102 outstanding on this line.

5.              Provision for income taxes:

A provision for income taxes was not recorded in the third quarter of 2004 because a provision for income tax is not anticipated for the entire fiscal year 2004.

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

After opening two additional restaurants during the later part of 2003 located in West Des Moines and Cedar Rapids, Iowa, we opened three restaurants in 2004.  These restaurants opened in Davenport, Iowa; Lincoln, Nebraska; and Minneapolis, Minnesota.  We developed these restaurants using the proceeds we obtained through the private placement of convertible preferred stock and warrants to purchase common stock in the fourth quarter of 2002, as well as equipment loans and a line of credit.  These five units were designed using the prototype we developed in early 2003.  Based on the performance of these units, management plans to continue to use this prototype for future expansion.  These five units were developed under our multi-site development agreement with a commercial developer that provides us assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease each new restaurant from our developer.

In September 2004, we entered into a securities purchase agreement with accredited investors for the sale of approximately $8.5 million of common stock and warrants to purchase common stock.  Using the proceeds from this private placement and equipment loans as needed, we intend to add four additional restaurant units in 2005, six units in 2006, and eight units in 2007.  We completed the initial closing of this private placement, generating aggregate gross proceeds of $1,925,157, in September 2004.  Completion of the sale of the remaining shares and warrants is subject to approval by our shareholders in compliance with Nasdaq Marketplace Rules.

We have developed a brewing process called Fermentus Interruptus.  We believe that Fermentus Interruptus improves the economics of our microbrewing process as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  We believe that Fermentus Interruptus gives us the ability to improve unit level economics while maintaining the consistency of our beers.   This commissary brewing process will allow us

to service approximately 28 locations from one wort production site.    We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions.

Our restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items, such as cigarettes and promotional items, typically represent approximately 0.3% to 0.7% of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research.  Depreciation and amortization includes depreciation on capital expenditures.  Other income and expense primarily represents the cost of interest expense on debt and capital leases and interest income on invested assets.

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen and thirty-nine weeks ended September 28, 2003 and September 26, 2004.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	28.9	30.4	28.9	30.3
Labor	33.6	33.4	34.0	33.0
Direct and occupancy	21.3	18.4	21.7	18.8
Total cost of sales	83.8	82.2	84.6	82.1

Pre-opening	7.1	—	2.8	3.2
General and administrative	11.9	6.7	11.8	7.8
Depreciation and amortization	5.4	5.0	6.1	5.1

Operating income (loss)	(8.3)	6.1	(5.3)	1.7

Interest:
Income	0.4	0.0	0.6	0.0
Expense	(3.5)	(3.5)	(3.9)	(3.6)
Other expense, net	—	(0.3)	—	(0.1)
Net other expense	(3.1)	(3.8)	(3.2)	(3.7)

Net income (loss)	(11.4)%	2.4%	(8.6)%	(1.9)%

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

Results of Operations for the Thirteen and Thirty-nine Weeks Ended September 28, 2003 and September 26, 2004

Revenue

We generated $3,786,885 and $9,279,191 of revenues during the third quarter of 2003 and 2004, respectively, with average weekly sales increasing from $88,067 to $89,223 over the same periods.  During the first three quarters of 2003 we had revenues of $9,768,071 while we had revenues of $23,197,994 during the comparable period of 2004.  Average weekly sales for the comparable thirty-nine week periods increased from $80,728 in fiscal year 2003 to $87,540 in fiscal year 2004.  The overall 137.5% increase in revenues during the first three quarters of the current fiscal year was due primarily to the successful opening of five new prototype restaurants since September 2, 2003.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months.  A restaurant typically experiences a temporary period of high revenues immediately following its opening due to increased demand fostered by the publicity surrounding the opening (the “honeymoon effect”).  We experienced this effect throughout the first three quarters of the current fiscal year due to our expansion in late 2003 and in the first half of 2004.  Therefore, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Cost of Sales

Food, Beverage and Retail

Our food, beverage and retail cost increased 1.5% as a percentage of revenues during the thirteen weeks ended September 26, 2004 compared to the thirteen-week period ended September 28, 2003.  These costs increased 1.4% as a percentage of revenue during the first three quarters of 2004 compared to the first three quarters of 2003.   The increases we experienced were due primarily to new staff members becoming familiar with our operations as we opened restaurants in late 2003 and early 2004, as well as product price increase in some areas, particularly chicken, beef and dairy.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food costs and guest preferences.  We periodically create new menu offerings and introduce new craftbrewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety to our guests at a great price value.  Our varieties of craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  As we have opened additional units, we have experienced increased purchasing power and believe we will continue to do so with additional expansion, thereby mitigating product price increases and maintaining or reducing our food and beverage costs as a percentage of revenues.  Additionally, as we add new units, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality product intact while reducing the production cost, thereby enhancing overall profitability.

Labor

Our labor costs expressed as a percentage of revenues decreased 0.2% during the third quarter of 2004 compared to the third quarter of 2003.  These costs decreased 1.0% as a percentage of revenues in the first three quarters of 2004 compared to the first three quarters of 2003.  Although we have experienced increases in employee benefit costs such as health and workers compensation insurance, our increased revenue base in the first three quarters of 2004, due primarily to the honeymoon effect, enabled us to obtain an overall decrease in labor as a percentage of revenue.

We expect that labor costs will vary as we add new locations.  Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expense at our new locations.  Our management believes that retaining good employees and more experienced staff ensures high quality guest service and reduces hiring and training costs.

Direct and Occupancy

Our direct and occupancy expenses decreased 2.9% as a percentage of revenues during the thirteen and thirty-nine weeks ended September 26, 2004 compared to the thirteen and thirty-nine weeks ended September 28, 2003, respectively.  Operating supplies, rent and occupancy costs, repairs and maintenance and advertising expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable.  Decreases in direct and operating expenses were primarily in the areas of employee meal costs and advertising.  Although we experienced increases in credit card discounts, hiring and training expenses, various supplies and fixed rent, our higher unit volumes reduced the fixed and indirectly variable costs as a percentage of revenues.

Pre-Opening Costs

We experienced pre-opening costs during the first half of 2004 related to our Davenport, Lincoln and Minneapolis restaurants.  During that time, we incurred pre-opening costs of $197,769 in Davenport, $312,976 in Lincoln and $237,578 in Minneapolis.  The Lincoln pre-opening expenses were unusually high due to the distance between Lincoln and the restaurants at which the new managers trained, causing us to incur significantly more travel, lodging and meal expenses.  Additionally, we encountered some unexpected personnel turnover and related costs during the training process there.  Based upon general increases in the costs of labor, travel and lodging as well as our plan to train managers for an additional week prior to each opening, we expect future pre-opening expenses to average between $275,000 and $300,000 per unit.  Such costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include corporate governance costs, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $170,055 during the third quarter of 2004 compared to the third quarter of 2003.  Such expenses increased $657,694 during the first three quarters of 2004 compared to the first three quarters of 2003.  These expenses decreased 5.2% and 4.0% as a percent of revenue, during the third quarter and first three quarters of 2004, respectively, compared to the same periods in 2003, indicating that revenues generated from our new locations more than offset the related increase in general and administrative expenses.  In order to retain and recruit core management and further build our infrastructure to facilitate growth, we incurred increased expenses related to payroll and benefits as well as additional rent and office upkeep expenses in the first three quarters of 2004 compared to that of 2003.  During the first quarter of 2003, our president and chief executive officer did not receive any monetary compensation from our company as we believe the options issued to him represented reasonable compensation for his service through March 30, 2003.  Additionally, our travel related expenses have increased with the opening of new restaurants and the development of new sites for expansion and our advertising costs increased with a billboard campaign in the first two months of 2004.

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

Depreciation and Amortization

Depreciation and amortization expense increased $256,987 during the third quarter of 2004 and $581,802 during the first three quarters of 2004 compared to the same periods in 2003 due principally to the additional depreciation related to the newly opened restaurants.  As a percentage of revenues, during the first three quarters of 2004, depreciation expense decreased by 1.0% compared to the first three quarters of 2003, due to the higher unit volumes.

Other Income and Expense

Interest expense net of interest income increased $206,902 during the third quarter of 2004 compared to the third quarter of 2003.  Interest expense net of interest income increased $515,715 during the first three quarters of 2004 compared to the first three quarters of 2003.  The increases were due to the increase of debt and capital leases and the reduction of invested cash as we opened new units.  Management expects interest expense will increase with future expansion.  Other income and expense for the first three quarters of 2004 included a $23,520 loss on assets which had not been fully depreciated.

Liquidity and Capital Resources

We have funded our capital requirements since inception through sales of securities, building and equipment leases, debt financing and cash flow from operations.  To obtain working capital to fund additional expansion, we entered into a securities purchase agreement with accredited investors for the sale of approximately $8.5 million of common stock and warrants to purchase common stock on September 17, 2004.  The agreement provided for securities to be sold at an offering price of $3.25 per share of common stock, with one warrant for every 2.5 shares of common stock sold.  The warrants have a term of five years and are exercisable at $5.00 per share, subject to certain anti-dilution adjustments.  We completed the initial closing of this private placement, generating gross proceeds of $1,925,157 with the sale of 592,356 shares of common stock and issuance of warrants to purchase 236,944 shares of common stock.  In connection with the initial closing, we issued our agent a warrant to purchase 29,618 shares of common stock at an exercise price of $5.00 per share, paid our agent cash commission of $96,258 and paid expenses related to the transaction of $125,341.  Completion of the sale of the remaining shares and warrants is subject to approval by our shareholders in compliance with Nasdaq Marketplace Rules.

During the thirty-nine weeks ended September 26, 2004, operating activities provided us $804,554 of net cash, the sale of common stock described above provided us $1,774,785 of net cash, issuance of common stock pursuant to the exercise of options and warrants provided us $91,214 in net cash, and proceeds from long-term debt and our line of credit provided us $949,102 of net cash.  We used $2,307,910 of cash to purchase equipment and other assets primarily for our Davenport, Lincoln and Minneapolis locations, made payments on our debt and capital lease obligations aggregating $498,584, and paid cash dividends aggregating $108,783 to holders of our convertible preferred stock.

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

In April 2004, we entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution.  We paid annual interest at a rate of 6.75% on amounts we borrowed, which interest payments aggregated approximately $5,307.  This line of credit expired September 1, 2004, at which time we renewed the line at an annual interest rate of 7.00%.  This line of credit is secured by substantially all our personal property, is guaranteed by one of our directors and expires September 15, 2005.  As of September 26, 2004, we had $199,102 outstanding on this line.

In May 2004, we opened our restaurant in Lincoln.   We are leasing this property from our developer under a 20-year lease agreement for the building and a 15-year lease agreement for the land.   Our annual capital lease payments on the building lease are $168,000 and our annual operating lease payments for the land average $151,165 per year over the initial term of the lease. These leases may be extended at our option for up to five additional five-year periods.

In June 2004, we opened our restaurant in Minneapolis.  We are leasing this property from an independent third party under a 20-year lease agreement.  Our annual lease payments are $367,500 with $235,200 classified as a capital lease and the remaining $132,300 classified as an operating lease. This lease may be extended at our option for up to five additional five-year periods.

With cash generated from operations and proceeds from our private placement, management believes that we will have sufficient funds to pursue our business strategy over the next three years.  We continue to explore new restaurant sites and we expect to continue our strategy of obtaining equipment financing as needed for additional units. Our expansion plans are dependent upon shareholder approval of the sale of the remaining shares and warrants offered as part of our September 17, 2004 securities purchase agreement with accredited investors.  If we do not receive such approval, we will need to seek various alternatives to obtain capital to fund additional expansion, including debt and equity financing, partnerships with investors or combinations thereof.  The amount of financing required for new restaurants depends upon the definitive locations, leasehold improvement costs and construction costs.  We cannot assure you the financing needed to pursue our expansion strategy will be available on terms acceptable or favorable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases:

As of September 26, 2004, we had seven land and building lease agreements.  One of these leases expires in 2019, one in 2020, two in 2023, and the remaining three expire in 2024, all with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.  As of September 26, 2004, future obligations relating to the land portion of these seven leases aggregated $15,616,046 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  Future obligations relating to the building portion of these seven leases aggregated $23,737,608 at September 26, 2004.

In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant.  As of September 26, 2004, future obligations under the terms of this lease aggregated $1,233,800 plus percentage rent.

As of September 26, 2004, we have additional capital lease obligations outstanding of $770,683 for equipment leases expiring in 2008, and operating lease obligations outstanding aggregating $49,250 for leases expiring in 2005 for office space and various equipment items.

Personal Guaranties:

Certain of our directors have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of such compensation is calculated based on 3% of the weighted average daily balances of such loans at the end of each monthly accounting period.  As of September 26, 2004, we had accrued $26,513 of such fees.

Employment Agreement:

We have entered into an employment agreement with our President and Chief Executive Officer.  In lieu of a salary, we issued stock options to him in 1999, 2001 and 2003 as compensation for his services through March 30, 2003.  Effective April 1, 2003, we began paying an annual salary to such officer.  At a meeting held in March 2004, our board of directors approved an increase in his annual salary to $175,000 effective July 1, 2004.  Among other provisions, the employment agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  Based on his current salary, the maximum contingent liability for such severance pay would be $262,500.

Development Agreement:

We have entered into a development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Brew Buddies, L.L.C., a significant beneficial owner of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to us on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.  As of September 26, 2004, five restaurants have been constructed for us under this development agreement.

Summary of Contractual Obligations:

The following table summarizes our obligations under contractual agreements as of September 26, 2004 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such amounts have not yet been determined.  In addition, whether or not we would incur any additional expense on our employment agreement with Mr. Wagenheim depends upon the existence of a change in control of the company.  Therefore, no percentage rent or employment agreement expense have been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$199,102	$199,102	$—	$—	$—
Long-term debt	2,785,009	54,417	468,026	1,773,978	488,588
Capital lease obligations	24,508,291	402,229	3,033,063	2,740,500	18,332,499
Operating lease obligations	16,899,096	253,310	1,908,600	1,881,696	12,855,490
Personal guarantees	133,704	10,042	67,289	42,284	14,089
Total obligations	$44,525,202	$919,100	$5,476,978	$6,438,458	$31,690,666

Qualitative and Quantitative Disclosures about Market Risk

Our company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

Changes in Interest Rate:

We are exposed to market risk from changes in interest rates relating to a lease for equipment under an agreement expiring in 2008.  On November 20, 2004, we will be required to amortize approximately $416,600 of the then remaining balance at an interest rate of prime plus 2% for 42 additional months.  At such time, our payments will increase only if the prime rate is more than 10.3%.

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

Changes in Commodity Prices:

 Many of the food products we purchase are affected by commodity pricing and are, therefore, subject to unpredictable price volatility.   These commodities are generally purchased based upon market prices established with vendors.  Extreme fluctuations in commodity prices and/or long-term changes could have an adverse affect on us.  Although SYSCO Corporation is our primary supplier of food, substantially all of the food and supplies we purchase are available from several sources, which helps to control commodity price risks.  Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to a food product price increases.  If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

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

PART II                                         OTHER INFORMATION

ITEM 1	Legal Proceedings

Not applicable.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) A description of unregistered sales of equity securities during the third quarter of 2004 was previously included in our Current Report on Form 8-K, dated September 17, 2004.

(b) Not applicable.

(c) Not applicable.

ITEM 3	Defaults upon Senior Securities

Not applicable.

ITEM 4	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5	Other Information

Not Applicable.

ITEM 6	Exhibits and Reports on Form 8-K

(a) Exhibits

See “Index to Exhibits.”

(b) Reports on Form 8-K

On September 17, 2004, we filed a Current Report on Form 8-K reporting that we entered into a Securities Purchase Agreement with accredited investors for the sale of approximately $8.5 million of common stock and warrants to purchase common stock, and completed the initial closing thereunder.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date: November 1, 2004	By:	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

10

Securities Purchase Agreement between the Company and the Investors named as signatories thereto, dated September 17, 2004 (incorporated by reference to our Registration Statement on Form S-3, filed on October 15, 2004 (File No. 333-119768)).

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