Form 10KSB/A
period 2002-12-29
GRANITE CITY FOOD & BREWERY LTD
filed 2004-12-21
CIK 1048620

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB/A

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Granite City Food & Brewery Ltd. as of December 30, 2001 and December 29, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 29, 2002 have been restated as discussed in Note 13.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

February 4, 2003
(except for Note 10 fifth paragraph and Note 12 second paragraph as to which the date is March 20, 2003, and for Note 13 as to which the date is December 21, 2004)
Minneapolis, Minnesota

GRANITE CITY FOOD & BREWERY LTD.

BALANCE SHEETS

	December 30, 2001	December 29, 2002 (Restated)
ASSETS:
Current assets:
Cash	$384,394	$3,521,842
Inventory	115,978	102,375
Prepaids and other	115,857	106,657
Total current assets	616,229	3,730,874

Property and equipment, net	9,664,318	9,080,701
Intangible assets and other	341,143	335,589
Total assets	$10,621,690	$13,147,164

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$816,618	$341,968
Accrued expenses	749,376	871,384
Due to related parties	100,000	—
Long-term debt, current portion	26,335	31,401
Capital lease obligations, current portion	238,548	265,412
Total current liabilities	1,930,877	1,510,165

Long-term debt, net of current portion	1,473,665	1,442,649
Capital lease obligations, net of current portion	3,961,737	3,696,324
Total liabilities	7,366,279	6,649,138

Shareholders’ equity:
Common stock	38,074	38,261
Preferred stock	—	474
Additional paid-in capital	4,416,358	10,588,400
Preferred stock subscription receivable	—	(683,300)
Accumulated deficit	(1,199,021)	(3,445,809)
Total shareholders’ equity	3,255,411	6,498,026

Total liabilities and shareholders’ equity	$10,621,690	$13,147,164

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2001	December 29, 2002 (Restated)
Restaurant revenues	$8,885,036	$12,286,749

Restaurant costs:
Food and beverage	2,586,800	3,520,107
Labor	2,948,245	4,192,970
Direct and occupancy	1,876,572	2,612,019
Total restaurant costs	7,411,617	10,325,096

Income from restaurant operations	1,473,419	1,961,653

Pre-opening costs	228,358	—
General and administrative	767,473	924,652
Depreciation and amortization	528,302	766,851

Operating income (loss)	(50,714)	270,150
Interest:
Income	30,600	12,335
Expense	(401,892)	(531,056)
Other income, net	(6,014)	32,354
Net other expense	(377,306)	(486,367)

Net loss	$(428,020)	$(216,217)

Loss per common share, basic and diluted	$(0.11)	$(0.59)

Weighted average shares outstanding, basic and diluted	3,807,350	3,815,364

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Shares *	Preferred Stock Shares **	Par Value	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total

Balance on December 31, 2000	3,807,350	—	$38,074	$4,416,358	$—	$(771,001)	$3,683,431

Net loss						(428,020)	(428,020)
Balance on December 30, 2001	3,807,350	—	38,074	4,416,358	—	(1,199,021)	3,255,411

Common shares issued upon
exercise of options	12,000		120	13,180			13,300
Common shares issued upon
exercise of warrants	6,750		67	8,370			8,437
Issuance of Series A Convertible
Preferred Stock		47,434	474	4,191,920			4,192,394
Preferred stock subscription receivable					(683,300)		(683,300)
Preferred stock deemed – dividends from beneficial conversion feature				1,958,572		(1,958,572)	—
Preferred stock dividends payable						(71,999)	(71,999)
Net loss						(216,217)	(216,217)
Balance on December 29, 2002 – Restated	3,826,100	47,434	$38,735	$10,588,400	$(683,300)	$(3,445,809)	$6,498,026

*      Par value:  $0.01

Shares authorized:  90,000,000

**   Par value:  $0.01

Shares authorized:  10,000,000

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

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less the sum of preferred stock dividends declared and the deemed-dividend from the beneficial conversion feature recorded, by the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.

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

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,712,007 shares of common stock at an exercise price of $1.58 per share.  As part of the agreement between the Company and its private placement agents, the agents received warrants to purchase an aggregate of 279,111 shares of common stock at an exercise price of $1.58 per share.  The exercise price and the number of shares purchasable pursuant to such warrants may be subject to adjustment pursuant to anti-dilution provisions (See Note 12).

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

	Year ended
	December 30, 2001	December 29, 2002

Net loss:
As reported	$(428,020)	$(216,217)
Pro forma	$(900,934)	$(356,810)

Net loss per common share, basic and diluted:
As reported	$(0.11)	$(0.59)
Pro forma	$(0.24)	$(0.63)

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

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  The Company sold 55,600 shares of preferred stock for aggregate gross proceeds of $5,560,000, including subscriptions of $683,300 and commitments of $816,600 to be paid in March 2003.  As of March 20, 2003, the Company had not issued 1,500 shares of preferred stock and the related warrants, as a purchaser had failed to honor a contractual obligation to pay the Company $150,000.  As of March 20, 2003, the outstanding preferred stock is convertible into an aggregate of 3,424,029 shares of common stock at a conversion price of $1.58 per share.  The Company allocated $1,958,572 to a beneficial conversion feature resulting from this transaction.  The beneficial conversion feature was recorded as a reduction of retained earnings and an increase to additional paid-in capital.  The beneficial conversion feature was treated as preferred stock dividends for earnings per share purposes.  The preferred stock pays an 8% cumulative dividend in cash or in common stock of the Company, payable quarterly.  The Company May require conversion under certain circumstances.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,712,007 shares of common stock at an exercise price of $1.58 per share.  As part of the agreement between the Company and its private placement agents, the agents received warrants to purchase an aggregate of 279,111 shares of common stock at an exercise price of $1.58 per share.

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

13.          Restatement of financial statements:

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 29, 2002, the Company determined that the accounting treatment for the sale of Series A Convertible Preferred Stock and warrants to purchase common stock was not in accordance with guidance established under EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.”  Pursuant to EITF 00-27, the Company has allocated the proceeds from the sale between the preferred stock and the detachable warrants based on a relative fair value basis.  An effective conversion price was then calculated for the preferred stock and was used to measure the beneficial conversion feature.  The Company has calculated the beneficial conversion feature at $1,958,572 and has recognized it as a reduction in retained earnings and an addition to paid-in capital.  Additionally, such amount has been recorded as preferred stock dividends for the purpose of calculating earnings per share in 2002 because the preferred stock was convertible upon issuance.

A summary of the significant effects of the restatement on the Company’s statement of financial position for the year ended December 29, 2002 follows:

	Year Ended December 29, 2002
	As Previously Reported	Adjustments	As Restated
Shareholders’ equity:
Common stock	$38,261	$—	$38,261
Preferred stock	474	—	474
Additional paid-in-capital	8,629,828	1,958,572	10,588,400
Preferred stock subscription receivable	(683,300)	—	(683,300)
Accumulated deficit	(1,487,237)	(1,958,572)	(3,445,809)
Total shareholders’ equity	$6,498,026	$—	$6,498,026

A summary of the significant effects of the restatement on the Company’s earnings per share for the year ended December 29, 2002 follows:

	Year Ended December 29, 2002
	As Previously Reported	Adjustments	As Restated

Net loss	$(216,217)	$—	$(216,217)
Less dividends to preferred shareholders	(71,999)	(1,958,572)	(2,030,571)
Net loss available to common shareholders	$(288,216)	$(1,958,572)	$(2,246,788)

Loss per common share, basic and diluted	$(0.08)	$(0.51)	$(0.59)

Weighted average shares outstanding, basic and diluted	3,815,364	—	3,815,364

Unless otherwise expressly stated, these financial statements are presented inclusive of these revisions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis Park, State of Minnesota on December 21, 2004.

GRANITE CITY FOOD & BREWERY LTD.

By	/s/ Steven J. Wagenheim
Steven J. Wagenheim
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Steven J. Wagenheim	President, Chief Executive Officer	December 21, 2004
Steven J. Wagenheim	and Director (Principal Executive Officer)

/s/ Monica A. Underwood	Interim Chief Financial Officer and	December 21, 2004
Monica A. Underwood	Corporate Controller (Principal Financial Officer)

*	Chairman of the Board, Brewmaster
William E. Burdick	and Director

*	Director
Arthur E. Pew III

*	Director
James G. Gilbertson

*	Director
Bruce H. Senske

*	Director
Eugene E. McGowan

Director
Dermot F. Rowland

*	By	/s/ Steven J. Wagenheim	December 21, 2004
Steven J. Wagenheim
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).
3.2	By-laws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.3	Form of Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.4	Specimen unit certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
10.1	1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
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

10.18	Promissory Note in the principal amount of $100,000.00, issued by the Registrant, Maker, to New Brighton Ventures, Inc., Payee, dated February 27, 2002.*
10.19	Promissory Note in the principal amount of $100,000.00, issued by the Registrant, Maker, to New Brighton Ventures, Inc., Payee, dated May 1, 2002.*
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

10.25	Development Agreement between Donald A. Dunham, Jr. and the Registrant, dated October 22, 2002.*
10.26	Assignment Agreement among Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated October 22, 2002.*
10.27	Correspondence from Dunham Capital Management, L.L.C., dated March 17, 2003.*
10.28	Form of Common Stock Purchase Warrant issued to R.J. Steichen & Company (incorporated by reference to our Registration Statement on Form SB-2/A, filed on May 15, 2002 (File No. 333-93459)).
10.29	Form of Non-Qualified Stock Option Agreement between the Registrant and certain employees of the Registrant, dated December 27, 2001.*
23	Consent of Independent Auditors.
24	Powers of Attorney (included on signature page to Form 10-KSB).*
31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*  Previously filed.