Form 10QSB/A
period 2003-03-30
GRANITE CITY FOOD & BREWERY LTD
filed 2004-12-21
CIK 1048620

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

Yes  ☐   No  ☒.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

March 30, 2003 (Restated)
ASSETS:
Current assets:
Cash	$4,115,966
Inventory	92,385
Prepaids and other	200,149
Total current assets	4,408,500

Property and equipment, net	9,252,973
Intangible assets and other	332,577
Total assets	$13,994,050

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$427,511
Accrued expenses	720,499
Long-term debt, current portion	32,106
Capital lease obligations, current portion	267,691
Total current liabilities	1,447,807

Long-term debt, net of current portion	1,434,377
Capital lease obligations, net of current portion	3,629,403
Total liabilities	6,511,587

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,869,814 shares issued and outstanding	38,698
Preferred stock, $0.01 par value, 10,000,000 authorized; 54,100 Series A Convertible Preferred shares issued and outstanding	541
Additional paid-in capital	11,170,004
Accumulated deficit	(3,726,780)
Total shareholders’ equity	7,482,463

Total liabilities and shareholders’ equity	$13,994,050

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

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002, filed with the Securities and Exchange Commission on March 28, 2003, as amended on December 21, 2004.

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

4.     Restatement:

The financial statements for the year ended December 29, 2002 have been restated to record a beneficial conversion feature reducing retained earnings and increasing additional paid-in-capital by $1,958,572.  The balance sheet presented herein has been restated to reflect this change.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date: December 21, 2004	By:	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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