Form 10QSB/A
period 2003-06-29
GRANITE CITY FOOD & BREWERY LTD
filed 2004-12-21
CIK 1048620

UNITED STATES
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

Yes   ☐   No   ☒.

PART I       FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

June 29, 2003 (Restated)
ASSETS:
Current assets:
Cash	$3,417,861
Inventory	102,447
Prepaids and other	171,332
Total current assets	3,691,640

Property and equipment, net	9,604,617
Intangible assets and other	341,862
Total assets	$13,638,119

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$329,135
Accrued expenses	644,631
Long-term debt, current portion	32,454
Capital lease obligations, current portion	273,931
Total current liabilities	1,280,151

Long-term debt, net of current portion	1,426,265
Capital lease obligations, net of current portion	3,558,748
Total liabilities	6,265,164

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,875,668 shares issued and outstanding	38,757
Preferred stock, $0.01 par value, 10,000,000 authorized; 55,600 Series A Convertible Preferred shares issued and outstanding	556
Additional paid-in capital	11,551,024
Stock dividends distributable	697
Accumulated deficit	(4,218,079)
Total shareholders’ equity	7,372,955

Total liabilities and shareholders’ equity	$13,638,119

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