Form 10QSB/A
period 2003-09-28
GRANITE CITY FOOD & BREWERY LTD
filed 2004-12-21
CIK 1048620

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

Yes ☐  No ☒.

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

September 28, 2003 (Restated)
ASSETS:
Current assets:
Cash	$2,625,559
Inventory	201,739
Prepaids and other	273,816
Total current assets	3,101,114

Property and equipment, net	12,437,067
Intangible assets and other	373,756
Total assets	$15,911,937

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$874,472
Accrued expenses	792,681
Long-term debt, current portion	65,235
Capital lease obligations, current portion	315,396
Total current liabilities	2,047,784

Long-term debt, net of current portion	1,814,480
Capital lease obligations, net of current portion	5,093,502
Total liabilities	8,955,766

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,950,392 shares issued and outstanding	39,504
Preferred stock, $0.01 par value, 10,000,000 authorized; 55,600 Series A Convertible Preferred shares issued and outstanding	556
Additional paid-in capital	11,724,125
Stock dividends distributable	704
Accumulated deficit	(4,808,718)
Total shareholders’ equity	6,956,171

Total liabilities and shareholders’ equity	$15,911,937

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

4.              Restatement:

The financial statements for the year ended December 29,2002 have been restated to record a beneficial conversion feature reducing retained earnings and increasing additional paid-in-capital by $1,958,572.  The balance sheet presented herein has been restated to reflect this change.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date:	December 21, 2004	By:	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Loan Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated August 28, 2003.*

10.2	Term Note for the principal sum of $750,000 issued by Granite City Food & Brewery Ltd., Maker, to First National Bank, Payee, dated August 28, 2003.*

10.3	Security Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated August 28, 2003.*

31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.2

Certification by Monica A. Underwood, Interim Chief Financial Officer and Corporate Controller of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.