Form 10KSB/A
period 2003-12-28
GRANITE CITY FOOD & BREWERY LTD
filed 2004-12-21
CIK 1048620

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

The accompanying 2002 and 2003 financial statements have been restated as discussed in Note 12.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

February 10, 2004 (except for Note 12 as to which the date is December 21, 2004)
Minneapolis, Minnesota

GRANITE CITY FOOD & BREWERY LTD.

BALANCE SHEETS

	December 29, 2002 (Restated)	December 28, 2003 (Restated)
ASSETS:
Current assets:
Cash	$3,521,842	$1,439,960
Inventory	102,375	177,176
Prepaids and other	106,657	145,857
Total current assets	3,730,874	1,762,993

Property and equipment, net	9,080,701	15,177,392
Intangible assets and other	335,589	381,782
Total assets	$13,147,164	$17,322,167

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$341,968	$460,160
Accrued expenses	871,384	1,293,241
Long-term debt, current portion	31,401	122,584
Capital lease obligations, current portion	265,412	362,920
Total current liabilities	1,510,165	2,238,905

Long-term debt, net of current portion	1,442,649	2,056,752
Capital lease obligations, net of current portion	3,696,324	6,702,352
Total liabilities	6,649,138	10,998,009

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 3,826,100 and 4,044,120 shares issued and outstanding at December 29, 2002 and December 28, 2003, respectively	38,261	40,441
Preferred stock, $0.01 par value, 10,000,000 authorized; 47,434 and 55,500 Series A Convertible Preferred shares issued and outstanding at December 29, 2002 and December 28, 2003, respectively	474	555
Additional paid-in capital	10,588,400	12,029,001
Stock dividends distributable	—	702
Preferred stock subscription receivable	(683,300)	—
Accumulated deficit	(3,445,809)	(5,746,541)
Total shareholders’ equity	6,498,026	6,324,158

Total liabilities and shareholders’ equity	$13,147,164	$17,322,167

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF OPERATIONS

	Year Ended
	December 29, 2002 (Restated)	December 28, 2003

Restaurant revenues	$12,286,749	$14,622,717

Cost of sales:
Food, beverage and retail	3,520,107	4,287,120
Labor	4,192,970	4,970,829
Direct and occupancy	2,612,019	3,162,007
Total cost of sales	10,325,096	12,419,956

Pre-opening	—	559,413
General and administrative	924,652	1,839,281
Depreciation and amortization	766,851	817,963

Operating income (loss)	270,150	(1,013,896)

Interest:
Income	12,335	71,468
Expense	(531,056)	(560,156)
Other income, net	32,354
Net other expense	(486,367)	(488,688)

Net loss	$(216,217)	$(1,502,584)

Loss per common share, basic and diluted	$(0.59)	$(0.56)

Weighted average shares outstanding, basic and diluted	3,815,364	3,923,560

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock shares *	Preferred stock shares **	Par value	Additional paid-in capital	Stock subscriptions receivable/dividends distributable	Accumulated deficit	Shareholders’ equity

Balance on December 30, 2001	3,807,350	—	$38,074	$4,416,358	$—	$(1,199,021)	$3,255,411

Common shares issued upon exercise of options	12,000		120	13,180			13,300
Common shares issued upon exercise of warrants	6,750		67	8,370			8,437
Issuance of Series A Convertible Preferred Stock		47,434	474	4,191,920			4,192,394
Preferred stock subscription receivable					(683,300)		(683,300)
Preferred stock deemed – dividends from beneficial conversion feature				1,958,572		(1,958,572)	—
Preferred stock dividends payable						(71,999)	(71,999)
Net loss						(216,217)	(216,217)

Balance on December 29, 2002 – Restated	3,826,100	47,434	38,735	10,588,400	(683,300)	(3,445,809)	6,498,026

Common shares issued upon exercise of options	6,000		60	6,590			6,650
Common shares issued upon exercise of warrants	65,611		656	126,135		(101,447)	25,344
Common shares issued upon payment of preferred stock dividends	140,080		1,401	614,296	702	(616,399)	—
Common shares issued upon conversion of preferred stock	6,329	(100)	62	(62)			—
Issuance of Series A Convertible Preferred Stock		8,166	82	693,642			693,724
Preferred stock subscription receivable					683,300		683,300
Issuance of cash dividends on preferred stock						(96,454)	(96,454)
Compensation expense on warrants issued to third party						16,152	16,152
Net loss						(1,502,584)	(1,502,584)

Balance on December 28, 2003 – Restated	4,044,120	55,500	$40,996	$12,029,001	$702	$(5,746,541)	$6,324,158

*   Par value:  $0.01 shares authorized:  90,000,000

** Par value:  $0.01 shares authorized:  10,000,000

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

	Year Ended
	December 29, 2002	December 28, 2003

Net loss	$(216,217)	$(1,502,584)
Less preferred stock dividends	(2,030,571)	(712,854)
Net loss available to common shareholders	$(2,246,788)	$(2,215,438)

Loss per common share, basic and diluted	$(0.59)	$(0.56)

Weighted average shares outstanding, basic and diluted	3,815,364	3,923,560

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

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock (see Note 11).  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share.  As of December 28, 2003, 31,644 of such warrants sold were exercised, resulting in an issuance of 21,676 shares of common stock.  As part of the agreement between the Company and its private placement agents, the agents received warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share.  The exercise price and the number of shares purchasable pursuant to such warrants may be subject to adjustment pursuant to anti-dilution provisions.  As of December 28, 2003, an affiliate of one of the Company’s private placement agents had exercised 221 of such warrants.

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

	Year ended
	December 29, 2002	December 28, 2003
Net income (loss):
As reported	$(216,217)	$(1,502,584)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(140,593)	$(427,391)
Pro forma	$(356,810)	$(1,929,975)

Net income (loss) per common share
Basic and diluted as reported	$(0.59)	$(0.56)
Basic and diluted pro forma	$(0.63)	$(0.67)

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

During the fourth quarter of 2002, the Company conducted a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock.  The Company sold 55,600 shares of preferred stock, convertible into an aggregate of 3,518,964 shares of common stock at a conversion price of $1.58 per share. Aggregate gross proceeds of such sale were $5,560,000.  In fiscal year 2002, the Company allocated $1,958,572 to a beneficial conversion feature resulting from this transaction.  The beneficial conversion feature was recorded as a reduction of retained earnings and an increase to additional paid-in-capital.  The beneficial conversion feature was treated as preferred stock dividends for earnings per share purposes in fiscal year 2002.  The preferred stock pays an 8% cumulative dividend in cash or in the Company’s common stock.  The Company may require conversion under certain circumstances after October 1, 2004.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share.  In connection with such placement, the Company issued its agents warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share and paid its agents cash commissions aggregating $471,000.  As of December 28, 2003, 100 shares of preferred stock had been converted resulting in the issuance of 6,329 shares of the Company’s common stock.

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

12.          Restatement of financial statements:

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

A summary of the significant effects of the restatement on the Company’s statement of financial position for the years ended December 29, 2002 and December 28, 2003 follows:

	Year Ended December 29, 2002		Year Ended December 28, 2003
	As previously reported	As restated	As previously reported	As restated
Shareholders’ equity:
Common stock	$38,261	$38,261	$40,441	$40,441
Preferred stock	474	474	555	555
Additional paid-in-capital	8,629,828	10,588,400	10,070,429	12,029,001
Stock dividends distributable	—	—	702	702
Preferred stock subscription receivable	(683,300)	(683,300)	—	—
Accumulated deficit	(1,487,237)	(3,445,809)	(3,787,969)	(5,746,541)
Total shareholder’s equity	$6,498,026	$6,498,026	$6,324,158	$6,324,158

A summary of the significant effects of the restatement on the Company’s earnings per share for the years ended December 29, 2002 and December 28, 2003 follows:

	Year Ended December 29, 2002		Year Ended December 28, 2003
	As previously reported	As restated	As previously reported	As restated

Net loss	$(216,217)	$(216,217)	$(1,502,584)	$(1,502,584)
Less dividends to preferred shareholders	(71,999)	(2,030,571)	(712,854)	(712,854)
Net loss available to common shareholders	(288,216)	(2,246,788)	(2,215,438)	(2,215,438)

Loss per common share, basic and diluted	$(0.08)	$(0.59)	$(0.56)	$(0.56)

Weighted average shares outstanding, basic and diluted	3,815,364	3,815,364	3,923,560	3,923,560

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

Signature	Title	Date

/s/ Steven J. Wagenheim	President, Chief Executive Officer	December 21, 2004.
Steven J. Wagenheim	and Director (Principal Executive
Officer)

/s/ Monica A. Underwood	Interim Chief Financial Officer and	December 21, 2004.
Monica A. Underwood	Corporate Controller (Principal Financial
Officer and Principal Accounting Officer)

*	Chairman of the Board, Brewmaster
William E. Burdick	and Director

*	Director
Arthur E. Pew III

*	Director
James G. Gilbertson

*	Director
Bruce H. Senske

*	Director
Eugene E. McGowan

Director
Dermot F. Rowland

*	By	/s/ Steven J. Wagenheim	December 21, 2004.
Steven J. Wagenheim
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).
3.2	By-laws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.3	Form of Warrant Agreement (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.4	Specimen unit certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.5	Amendment No. 1 to Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
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

23	Consent of Independent Auditors.
24	Powers of Attorney (included on signature page to Form 10-KSB). *
31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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