Form 10QSB/A
period 2004-03-28
GRANITE CITY FOOD & BREWERY LTD
filed 2004-12-21
CIK 1048620

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

Yes ☐  No ☒.

PART I          FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

March 28, 2004 (Restated)
ASSETS:
Current assets:
Cash	$504,483
Inventory	200,297
Prepaids and other	185,962
Total current assets	890,742

Property and equipment, net	17,850,612
Intangible assets and other	395,769
Total assets	$19,137,123

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$328,901
Accrued expenses	1,031,493
Long-term debt, current portion	215,294
Capital lease obligations, current portion	408,427
Total current liabilities	1,984,115

Long-term debt, net of current portion	2,675,135
Capital lease obligations, net of current portion	8,400,506
Total liabilities	13,059,756

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,193,331 shares issued and outstanding	41,933
Preferred stock, $0.01 par value, 10,000,000 authorized; 54,855 Series A Convertible Preferred shares issued and outstanding	549
Additional paid-in capital	12,515,410
Stock dividends distributable	694
Accumulated deficit	(6,481,219)
Total shareholders’ equity	6,077,367

Total liabilities and shareholders’ equity	$19,137,123

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

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 28, 2003, filed with the Securities and Exchange Commission on March 29, 2004, as amended on December 21, 2004.

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
Monica A. Underwood
Interim Chief Financial Officer and
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Business Loan Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated April 14, 2004.*

10.2	Promissory Note for the principal sum of $750,000 issued by Granite City Food & Brewery Ltd., Borrower, to First National Bank, Lender, dated April 14, 2004.*

10.3	Commercial Guarantee Agreement between Granite City Food & Brewery Ltd., Borrower, First National Bank, Lender, and Steven J. Wagenheim, Guarantor, dated April 14, 2004.*

31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*      Previously filed