Form 10QSB/A
period 2004-06-27
GRANITE CITY FOOD & BREWERY LTD
filed 2004-12-21
CIK 1048620

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

Yes ☐  No ☒.

PART I     FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEET

(Unaudited)

June 27, 2004 (Restated)

Current assets:
Cash	$704,439
Inventory	277,297
Prepaids and other	268,368
Total current assets	1,250,104

Property and equipment, net	22,137,100
Intangible assets and other	401,262
Total assets	$23,788,466

Current liabilities:
Accounts payable	$861,517
Accrued expenses	1,840,715
Line of credit	95,348
Long-term debt, current portion	226,874
Capital lease obligations, current portion	504,612
Total current liabilities	3,529,066

Long-term debt, net of current portion	2,611,477
Capital lease obligations, net of current portion	12,012,146
Total liabilities	18,152,689

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,311,284 shares issued and outstanding	43,113
Preferred stock, $0.01 par value, 10,000,000 authorized; 54,355 Series A Convertible Preferred shares issued and outstanding	544
Additional paid-in capital	12,544,924
Accumulated deficit	(6,952,804)
Total shareholders’ equity	5,635,777

Total liabilities and shareholders’ equity	$23,788,466

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

5.     Restatement:

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