Form 10QSB/A
period 2004-09-26
GRANITE CITY FOOD & BREWERY LTD
filed 2004-12-21
CIK 1048620

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

Yes  ☐  No  ☒.

PART I                                             FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEETS

	December 28, 2003 (Restated)	September 26, 2004 (Restated)
	(audited)	(unaudited)
ASSETS:
Current assets:
Cash	$1,439,960	$2,144,338
Inventory	177,176	277,400
Prepaids and other	145,857	271,024
Total current assets	1,762,993	2,692,762

Property and equipment, net	15,177,392	22,031,747
Intangible assets and other	381,782	394,406
Total assets	$17,322,167	$25,118,915

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$460,160	$695,004
Accrued expenses	1,293,241	1,513,156
Line of credit	—	199,102
Long-term debt, current portion	122,584	222,596
Capital lease obligations, current portion	362,920	501,305
Total current liabilities	2,238,905	3,131,163

Long-term debt, net of current portion	2,056,752	2,562,413
Capital lease obligations, net of current portion	6,702,352	11,884,838
Total liabilities	10,998,009	17,578,414

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,044,120 and 4,911,640 shares issued and outstanding at December 28, 2003 and September 26, 2004, respectively	40,441	49,116
Preferred stock, $0.01 par value, 10,000,000 authorized; 55,500 and 54,355 Series A Convertible Preferred shares issued and outstanding December 28, 2003 and September 26, 2004, respectively	555	544
Additional paid-in capital	12,029,001	14,324,906
Stock dividends distributable	702	—
Accumulated deficit	(5,746,541)	(6,834,065)
Total shareholders’ equity	6,324,158	7,540,501

Total liabilities and shareholders’ equity	$17,322,167	$25,118,915

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

6.              Restatement:

The financial statements for the year ended December 29, 2002 have been restated to record a beneficial conversion feature reducing retained earnings and increasing additional paid-in-capital by $1,958,572.  The balance sheets presented herein have been restated to reflect this change.

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