Form 10KSB
period 2004-12-28
GRANITE CITY FOOD & BREWERY LTD
filed 2005-03-24
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29643

GRANITE CITY FOOD & BREWERY LTD.
(Name of Small Business Issuer in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5831 Cedar Lake Road, Minneapolis, Minnesota 55416
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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The issuer’s revenues for its most recent fiscal year were $30,755,536.

The aggregate market value of the common equity held by non-affiliates of the issuer as of March 15, 2005 was approximately $34,066,457.

As of March 15, 2005, the issuer had outstanding 11,620,067 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:

Yes ☐   No ☒.

TABLE OF CONTENTS

PART I

ITEM 1	Description of Business
ITEM 2	Description of Property
ITEM 3	Legal Proceedings
ITEM 4	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5	Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities
ITEM 6	Management’s Discussion and Analysis or Plan of Operation
ITEM 7	Financial Statements
ITEM 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 8A	Controls and Procedures
ITEM 8B	Other Information

PART III

ITEM 9	Directors and Executive Officers of the Registrant
ITEM 10	Executive Compensation
ITEM 11	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
ITEM 12	Certain Relationships and Related Transactions
ITEM 13	Exhibits
ITEM 14	Principal Accountant Fees and Services

SIGNATURES

INDEX TO EXHIBITS

i

The following discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this report, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Potential purchasers of our securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Management’s Discussion and Analysis or Plan of Operation — Cautionary Statement.”

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

PART I

ITEM 1                   DESCRIPTION OF BUSINESS

Overview

We operate eight casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®.  The location of each restaurant and the month and year of its opening appear in the following chart:

Location	Opened

St. Cloud, Minnesota	June 1999

Sioux Falls, South Dakota	December 2000

Fargo, North Dakota	November 2001

West Des Moines, Iowa	September 2003

Cedar Rapids, Iowa	November 2003

Davenport, Iowa	January 2004

Lincoln, Nebraska	May 2004

Minneapolis, Minnesota	June 2004

We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment leases, debt financing and cash flow from operations.

The last five units were built based upon the prototype we developed in early 2003.  These units were developed under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease each new restaurant from our developer.

In September 2004, we entered into a securities purchase agreement with accredited investors for the sale of approximately $8.5 million of common stock and warrants to purchase common stock.  Using the proceeds from this private placement and equipment loans as needed, we intend to add four additional restaurants in 2005, six additional restaurants in 2006, and eight additional restaurants in 2007.  The restaurants we plan to open in 2005 include sites in Kansas, Minnesota and Missouri.  We anticipate that all of these restaurants will be designed based on our 2003 prototype.

In 2001, we developed a patent-pending brewing process called Fermentus Interruptus™.  We believe that Fermentus Interruptus improves the economics of our microbrewing process as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  In December 2004 we entered into a lease agreement for a building which will be used as a wort production facility in connection with this brewing process.   The non-alcoholic wort produced at this facility will be transported via truck to the fermentation vessels at each of our restaurants where the brewing process will be completed.  We believe this commissary brewing process will allow us to service approximately 30 locations from one wort production site.  We are evaluating strategies for capitalizing on Fermentus Interruptus, including licensing of our brewing technology.

We maintain a website at www.gcfb.net. We make available on our website, free of charge, our annual, quarterly and current reports, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

We were incorporated on June 26, 1997, as a Minnesota corporation.  Our executive offices are located at 5831 Cedar Lake Road, Minneapolis, Minnesota 55416, and our telephone number is (952) 525-2070.

Our Granite City Food & Brewery Concept and Business Strategy

Our objective is to develop and operate highly successful restaurants by consistently exceeding our guests’ expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry.  We continue to pursue consistent, long-term growth in unit and overall company earnings in order to provide superior returns for our shareholders.  Our Granite City Food & Brewery concept targets a broad guest base by incorporating two popular national dining preferences:  high quality, casual, value-priced food, and fresh, handcrafted, quality beers.  We believe this concept differentiates us from many of our competitors, who feature pre-prepared, smaller portioned food items and mass-produced, pre-packaged beers.  The principal elements of our concept and business strategy are as follows:

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

•              Offer Old World, Classic Beers Made with an Efficient Brewing Process.  We brew ales and lagers in the Old World tradition to the highest standards of brewing, under the direction of our Chairman of the Board and Brewmaster, William E. Burdick.  Our array of craftbrewed beers is distinguishable from other domestically produced beers by its freshness, flavor and brewing styles.  We permanently offer on tap four unique handcrafted beers which are produced from the highest quality ingredients.  Additionally, we produce seasonal and special ales and lagers handcrafted to promote special events.

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

•              Create a Passionate Culture of Service.  We foster a passionate culture of guest service among employees, by emphasizing guest service and comfortable dining experience provided by a knowledgeable, energetic staff.  Our intense employee training and supervision is designed to develop motivated, service-oriented employees who strive to deliver strong customer satisfaction.  Our employees are trained to understand how our foods are flavored and prepared, and to describe our handcrafted beers in order to introduce guests to the Granite City concept.  We have a store-level management presence during all business hours to maintain a high level of service at all times and to support our employees in ensuring guest satisfaction.

•              Achieve Attractive Restaurant and Microbrewery Economics.  We believe that our restaurant-microbrewery concept and the pricing of our products fit well in our existing markets and the markets which we intend to target for expansion.  We also believe that we have the ability to achieve attractive economics through the sale of higher margin menu items such as our handcrafted beers.

•              Pursue Deliberate and Careful Expansion.  We continue to pursue a disciplined expansion strategy in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We believe that continued growth in the Midwest will allow us to achieve attractive economics by establishing name recognition and product branding throughout the region.

Existing and Proposed Locations

We currently operate eight Granite City Food & Brewery restaurants as set forth in “Description of Business – Overview.”  Each of our locations consists of an approximately 9,500 square foot facility conveniently located just off one or more interstate highways and is centrally located within the respective area’s retail, lodging and transportation activity.  Our restaurants have open atmospheres with exposed ceilings as well as floor-to-ceiling window systems creating expansive views of outdoor pond and patio areas used for dining during warm weather months.  This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment.  We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel.  The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape.  We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

Using the proceeds from our 2004 private placement of securities and equipment loans, we intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We will continue using our prototypical model as we open future restaurants under our multi-site development agreement.  We anticipate that each of these restaurants will require an investment by our developer of approximately $3.5 million to $4.0 million each for land, building and equipment.  We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. Under our development agreement, we will lease each new restaurant from our developer.  We anticipate that pre-opening expenses and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.6 million per location.

Development Agreement

In October 2002, we entered into the above-referenced development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, L.L.C. (“Granite Partners”), a significant beneficial owner of our securities.  For more information regarding this relationship and ownership interest, please review “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions.”  The development agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  As of December 28, 2004, five restaurants have been constructed for us under this development agreement

The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants are leased to us on the basis of a triple net lease.  The rental rate of each lease is calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.

The selection of our Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development.  Such criteria include minimum “trade area” populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.  Our developer has purchased a site for us in Wichita, Kansas and is negotiating to purchase sites in Kansas, Missouri, Wisconsin and Minnesota.

Menu

At the core of our concept is our 85-item menu complemented by fresh, handcrafted beers.  Our menu is committed to full flavored ingredients and is based on the preparation of distinctive items not generally featured on restaurant chain menus.  We create new menu items and weekly specials on a regular basis.  All menu items are staff and guest tested then refined before menu implementation.

Our menu is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items.  When our menu is opened, our guests find a special section of lunch selections featured at prices ranging from $4.99 to $7.99, providing a premium meal at a special value for midday diners.  We also offer signature selections, meals which are among our chefs’ personal favorites.  These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer.  Our overall menu prices range from $3.99 for appetizers to $19.99 for our BBQ Pork Ribs.  Most of our 85 menu items range from $8.00 to $13.99.

Some of our more popular items include our Granite City Ale and Cheddar Soup, Chicken Caesar Chalupa, Grilled Chicken and Bruschetta Salad, Chinese Pasta Salad, Grilled London Broil with Bourbon Onion Sauce, Southern Fried Chicken Breast Sandwich (marinated in buttermilk and Cajun spices), Honey Rosemary Filet Mignon and Granite City Walleye.  We currently offer up to five special menu items weekly, ranging from appetizers to salads and entrees.  This approach allows us to be innovative, keeping our menu fresh and interesting.  Approximately 11% of food sales are generated through weekly specials.  We also solicit input from guests regarding our menu offerings.

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

The brewing process begins at a single location where wort is produced.  This non-alcoholic liquid is then transported via truck to the fermentation vessels at each of our restaurant locations.  It is then fermented by adding yeast to complete the brewing process.  We use the freshest and finest malted barleys, wheats and rye as well as various hops, which we purchase from a variety of sources in Europe and North America.  Our Chairman of the Board and Brewmaster, William E. Burdick, developed Fermentus Interruptus in order to maintain the quality and consistency of our beer products.  We believe this process will allow us to service approximately 30 locations from one wort production site.

We believe that Fermentus Interruptus improves the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  Because the initial stages of brewing are under the direction of a single brewing team and have a single water source, consistency of product is further maintained.  We believe that Fermentus Interruptus gives us the ability to maintain attractive unit level economics while maintaining the consistency of our Old World, classic beers.

We supplement our microbrewed products with national and international brands of beer served in bottles at each of our locations.  This allows us to cater to a larger variety of beer enthusiasts.

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

Management and Employees

Our ability to effectively manage restaurants in multiple geographic areas will be critical to our success.  Our existing locations are accessible by major highways which will allow management to provide assistance in development, restaurant opening and on-going support and supervision to create strong and responsive employee teams at each location.  Store-level management teams consist of a general manager, a kitchen manager and assistant managers.  This management team receives incentive bonuses based upon financial and qualitative performance criteria, including the results of mystery shoppers who anonymously evaluate individual restaurants.  Each member of our restaurant management team is cross-trained in all operational areas.  As we grow and expand geographically, we expect to add additional employees to ensure proper management, support and controls.

Each Granite City restaurant employs approximately 125 hourly employees, approximately 80% of whom are part time.  All employees are trained and follow tenured employees for a period of time before they are scheduled to work independently.

We actively recruit and select individuals who share our passion for a high level of guest service.  Multiple interviews are used to aid in the selection of new employees at all levels.  We have developed a competitive compensation package for our restaurant management teams.  This package includes a base salary, competitive benefits and participation in a management incentive plan that rewards the management teams for achieving performance objectives.  It is our policy to promote from within, but at our current stage of growth, we supplement this policy with employees from outside our organization as we open restaurants in new markets.

Operational Controls

Our restaurants use personal computer systems that are integrated with management reporting systems which enable us to monitor restaurant sales and product and labor costs on a daily basis.  Financial controls are maintained through a centralized accounting system.  Our monthly financial statements are generated within a relatively short period of time so that management may review and respond to requirements in a timely fashion.  We continuously monitor sales, product costs, labor costs, operating expenses and advertising and promotional expenses.  We believe that our system of operational controls is adequate for our planned expansion.

Hours of Operation

Our restaurants are open seven days a week, from 11:00 a.m. to 1:00 a.m., Monday through Saturday, and from 10:00 a.m. to midnight on Sunday.  On Sundays, beginning at 10:00 a.m., we offer a buffet style brunch, featuring both breakfast and lunch items, which follows our high quality standards and price/value relationship.  We are open on selected holidays.

Purchasing

We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources.  To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we control such purchasing by buying from a variety of national, regional and local suppliers at negotiated prices.  Most food products are shipped from a central distributor directly to our existing restaurants four or more times per week.  Produce is delivered four or more times per week from local distributors to ensure product freshness.  We do not maintain a central food product warehouse.  As is typical in our industry, we do not have any long-term contracts with our food or brewing ingredient suppliers.  We purchase ingredients for our brewing operations from a variety of foreign and domestic suppliers at negotiated prices.  We have not experienced significant delays in receiving food products, brewing ingredients, restaurant supplies or equipment.  As the number of our restaurants increases, we expect to gain greater leverage in the purchasing of food and brewing products.

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

Limits on Production

Most states regulate microbreweries and maintain limits on beer production.  Additionally, certain states include restrictions on beer sales and beer purchases.  While regulations vary from state to state, in the states in which we do business, the production limits range from 3,500 to 10,000 barrels per year.  We believe we can operate our existing Granite City locations without violating such restrictions.  Although states into which we enter may also limit the amount of beer production to a specific number of barrels per year, we believe that we will be able to expand pursuant to our plan described in “Description of Business – Overview” without violating such production limits.

Competition

The restaurant industry is intensely competitive.  We positioned the Granite City concept in the high-quality casual dining segment.  In our current and proposed markets, we compete with established local restaurants, established national chains such as TGI Friday’s, Applebee’s, Outback Steak House, Biaggi’s, Bennigan’s, Champps Americana, Timberlodge Steak House, Chilis, Olive Garden, Red Lobster, as well as Rock Bottom and Hop’s, which also have on-premises brewing.  Throughout the United States, including markets which we intend to target for expansion, there are micro-breweries of various sizes and qualities, some of which feature food.  Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location.  We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specialty handcrafted beers.  We compete with a number of well-established national, regional and local restaurants which have substantially greater financial, marketing, personnel and other resources than we do.  We also compete with many other retail establishments for site locations.

Employees

As of March 15, 2005, we had approximately 1,260 employees, representing approximately 380 full time employees and approximately 880 part time employees.

Trademarks, Service Marks and Patents

We have a federal registration of the trademark “Granite City Food & Brewery.”  We have applications pending for federal registration of the trademark “Fermentus Interruptus.”  We have registered in Minnesota the trademarks “Granite City Food & Brewery,” “Brother Benedict’s Mai Bock,” “Victory Lager,” “Pride of Pilsen,” “Northern Light” and “Duke of Wellington.”  Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

We have filed a U.S. patent application to protect a method and apparatus for maintaining a centralized facility for the production of unfermented, undiluted and unprocessed hopped wort, which is then transported to our restaurant sites for fermentation into beer.  We have developed this process to provide our guests with the aesthetic enjoyment of our beers fermented on the premises and to provide a consistent quality from one restaurant location to the next where our beers are produced.  Using a centralized facility for the production of our wort is intended to enable us to reduce our capital outlay per restaurant as we increase the scale of our operations.  We refer to this process as Fermentus Interruptus.

ITEM 2                   DESCRIPTION OF PROPERTY

Our corporate headquarters is located in Minneapolis, Minnesota.  We occupy this facility under a two-year lease which expires in December 2005.  This office space is rented to us at a rate of $3,350 per month.

As of December 28, 2004, we operated eight restaurants.  We lease the land and building for seven of these sites and we own the building, subject to a mortgage, and lease the land at one site.  The majority of our existing leases are for 20 years with options to extend.  We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in four instances, percentage rent based on sales in excess of specified amounts.

The following table sets forth data regarding our restaurant locations as of December 28, 2004:

	Year Opened	Square Feet

St. Cloud, Minnesota	1999	10,000

Sioux Falls, South Dakota	2000	10,600

Fargo, North Dakota	2001	9,276

West Des Moines, Iowa	2003	9,449

Cedar Rapids, Iowa	2003	9,449

Davenport, Iowa	2004	9,449

Lincoln, Nebraska	2004	9,449

Minneapolis, Minnesota	2004	9,449

On February 1, 2005, we commenced leasing a 5,400 square foot facility in Ellsworth, Iowa to be used as a wort production facility in connection with our Fermentus Interruptus brewing process.  The lease is for a base term of 10 years with options to extend and the base rent is $7,200 per month for the entire life of the lease.  We have the option to purchase the facility at any time during the lease term for one dollar plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.

We plan to lease our future restaurant sites (land and buildings) from our developer under the terms set forth in the development agreement described in “Description of Business – Development Agreement.”

For further information on property leases entered into in fiscal year 2004, refer to “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.”

In the opinion of our management, each of our existing locations is adequately covered by insurance.

ITEM 3                   LEGAL PROCEEDINGS

We were not a party to any material litigation as of March 15, 2005.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 annual meeting of shareholders was held November 4, 2004.  Six proposals were submitted for shareholder approval, all of which passed with voting results as follows:

(1)       To approve the issuance and sale of 2,022,253 shares of common stock and warrants to purchase 910,012 shares of common stock.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
5,608,172	113,495	1,800	0

(2)       To amend our bylaws to permit the board of directors to annually fix the number of directors to be elected by the shareholders.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
5,678,489	37,649	7,329	0

(3)       Election of Directors:

	FOR	WITHHOLD
William E. Burdick	5,675,437	48,030
Steven J. Wagenheim	5,678,032	45,435
Arthur E. Pew III	5,645,436	78,031
James G. Gilbertson	5,673,937	49,530
Bruce H. Senske	5,673,937	49,530
Eugene E. McGowan	5,673,237	50,230
Dermot F. Rowland	5,673,937	49,530

(4)       To amend the 1997 Director Stock Option Plan to increase the total number of shares for which options may be granted to non-employee directors from 360,000 to 590,000 shares.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
5,579,640	140,697	3,130	0

(5)       To amend the 2002 Equity Incentive Plan to increase the total number of shares for which awards may be granted from 762,287 to 1,062,287 shares.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
5,578,162	140,675	4,630	0

(6)       To ratify the appointment of Schechter, Dokken, Kanter, Andrews & Selcer Ltd. as our independent auditors for the fiscal year ended December 28, 2004.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
5,719,767	2,200	1,500	0

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of March 15, 2005.  Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office.  There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Steven J. Wagenheim	51	President, Chief Executive Officer and Director
Monica A. Underwood	45	Interim Chief Financial Officer and Corporate Controller
Timothy R. Cary	37	Chief Operating Officer-Restaurant Operations
James J. Hughes	49	Senior Vice President of Operations

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

Timothy R. Cary became our Chief Operating Officer-Restaurant Operations in December 2003.  Mr. Cary has been involved in the restaurant industry for 20 years.  From October 1999 until December 2003, Mr. Cary served as our Vice President of Operations.  From 1991 until 1999, he held a variety of management positions with the Champps Americana chain of restaurants.

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

PART II

ITEM 5                   MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our units have been listed on the Nasdaq SmallCap Market under the symbol “GCFBU” since the completion of our initial public offering in June 2000.  Since the separability date of our units in August 2001, our common stock and our Class A Warrants have been listed on The Nasdaq SmallCap Market under the symbols “GCFB” and “GCFBW,”respectively.  The following table sets forth the approximate high and low sales prices for our common stock for the periods indicated as reported by The Nasdaq SmallCap Market.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
2003
First Quarter	$2.50	$1.85
Second Quarter	$2.82	$2.15
Third Quarter	$2.65	$1.97
Fourth Quarter	$5.00	$2.31

2004
First Quarter	$6.45	$3.60
Second Quarter	$6.00	$4.50
Third Quarter	$4.59	$4.00
Fourth Quarter	$5.25	$3.77

As of March 15, 2005, we had 301 shareholders of record.

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

During the fourth quarter of 2002, we completed a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock.  The convertible preferred stock paid an 8% cumulative dividend in cash or in shares of common stock.  As of November 4, 2004, all convertible preferred stock had been converted to common stock.  During fiscal year 2003, we paid dividends to holders of our preferred stock aggregating $168,421 in cash and 210,310 in shares of common stock.  During fiscal year 2004, we paid dividends to holder of our preferred stock aggregating $217,456 in cash and 69,414 in shares of common stock.

See Item 12 for information regarding securities authorized for issuance under our Equity Compensation Plans.

Sales of Unregistered Securities during the Fourth Quarter of 2004

A description of unregistered sales of equity securities during the fourth quarter of 2004 was previously included in our Current Report on Form 8-K, dated November 4, 2004.

ITEM 6                   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We operate eight casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®.  We intend to add four additional restaurants in 2005, six additional restaurants in 2006, and eight additional restaurants in 2007.  Our developer has purchased a site for us in Wichita, Kansas and is negotiating to purchase additional sites in Kansas, Missouri, Wisconsin and Minnesota.

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

We expect the timing of new restaurant openings to have a significant impact on restaurant revenues and costs.  We believe we will incur the most significant portion of pre-opening costs associated with a new restaurant within the two months immediately preceding, and the month of, the opening of such restaurant.

We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations.  All references to “2003” and “2004” within the following discussion represent fiscal years ended December 28, 2003 and December 28, 2004, respectively.  Our fiscal year ended December 28, 2003 included 179 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated. Our fiscal year ended December 28, 2004 included 369 restaurant weeks.  Weeks of operations at each of our restaurants for fiscal year 2003 and 2004 are shown in the following chart:

Units	Fiscal 2003 Weeks of Operation	Fiscal 2004 Weeks of Operation

St. Cloud, MN	52	52

Sioux Falls, SD	52	52

Fargo, ND	52	52

Des Moines, IA	17	52

Cedar Rapids, IA	6	52

Davenport, IA	0	48

Lincoln, NE	0	34

Minneapolis, MN	0	27

Total Restaurant Weeks	179	369

Because we continue to expand our operations and open new restaurants at various times throughout the year, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

Our restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items, such as cigarettes and promotional items, typically represent approximately 0.3% to 1.4% of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research.  Depreciation and amortization includes depreciation on capital expenditures.  Other income and expense represents the cost of interest expense on debt and capital leases, interest income on invested assets and loss on disposal of assets.

Results of Operations

The table below sets forth results of our operations for the years ended December 28, 2003 and December 28, 2004.

	Year Ended
	December 28,	December 28,
	2003	2004

Restaurant revenues	100.0%	100.0%

Cost of sales:
Food, beverage and retail	30.3	31.0
Labor	35.1	34.1
Direct and occupancy	19.0	17.0
Total cost of sales	84.4	82.1

Pre-opening	4.0	2.4
General and administrative	13.0	8.5
Depreciation and amortization	5.8	5.4

Operating income (loss)	(7.2)	1.7

Interest:
Income	0.5	0.1
Expense	(4.0)	(3.9)
Other expense, net	—	(0.3)
Net other expense	(3.5)	(4.1)

Net income (loss)	(10.6)%	(2.4)%

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

Property and equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from three to 20 years.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  We review property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired pursuant to Statement of Financial Accounting Standard (SFAS) No. 144.  We base this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable.  Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset.

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

Results of Operations for the Fiscal Years Ended December 28, 2003 and December 28, 2004

Revenue

We generated $14,153,005 and $30,755,536 of revenues during fiscal years 2003 and 2004, respectively, with average weekly sales increasing from $79,067 to $83,348 per week.  This overall sales increase of 117.3% was due to the successful openings of five new restaurants, all of which were based on our prototype, since September 2, 2003.  Comparable restaurant sales, which include restaurants in operation over 18 months, decreased 3.8%, due primarily to disruption during the remodeling of two of the three units to mirror our prototype restaurant design.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at all locations during the summer months.  A restaurant typically experiences a temporary period of high revenues immediately following its opening due to increased demand fostered by the publicity surrounding the opening (the “honeymoon effect”).  We experienced this effect throughout 2004 due to our expansion in late 2003 to mid-2004.  Due to the honeymoon effect, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Restaurant Costs

Food and Beverage

Our food and beverage costs increased by 0.7% as a percentage of revenues during 2004 compared to 2003.  The increases we experienced were due primarily to new staff members becoming familiar with our operations as we opened three new restaurants in late 2004, as well as product price increase in some areas, particularly chicken, beef and dairy.

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

Labor

Our labor costs decreased by 1.0% as a percentage of revenues during 2004 from that experienced in 2003.  Although we have experienced increases in health and workers compensation insurance rates of approximately 15%, our increased revenue base in the first three quarters of 2004, due primarily to the honeymoon effect, enabled us to obtain an overall decrease in labor as a percentage of revenue from 35.1% to 34.1%.

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

Direct and Occupancy

Our direct and occupancy expenses decreased 2.0% as a percentage of revenues during 2004 from that experienced in 2003.  Operating supplies, rent and occupancy costs, repairs and maintenance and advertising expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable.  As such, our higher unit volumes reduced the fixed and indirectly variable costs as a percentage of revenue from 19.0% to 17.0%.

Pre-Opening Costs

We experienced pre-opening costs during the first half of 2004 related to our Davenport, Lincoln and Minneapolis restaurants.  During that time, we incurred pre-opening costs of $197,769 in Davenport, $292,676 in Lincoln and $237,578 in Minneapolis.  The Lincoln pre-opening expenses were unusually high due to the distance between Lincoln and the restaurants at which the new managers trained, causing us to incur significantly more travel, lodging and meal expenses.  Additionally, we encountered some unexpected personnel turnover and related costs during the training process there.  Based upon general increases in the costs of labor, travel and lodging as well as our plan to train managers for an additional week prior to each opening, we expect future pre-opening expenses to average between $275,000 and $300,000 per unit.  Such costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $771,704 during 2004 compared to 2003.  As a percent of revenue, general and administrative expenses decreased 4.5%, indicating that revenues generated from our new locations more than offset the related increase in general and administrative expenses.  In order to retain and recruit core management and further build our infrastructure to facilitate growth, we incurred increased expenses primarily related to payroll and employee benefits, as well as increased expenses related to rent and office upkeep.  During the first quarter of 2003, our president and chief executive officer did not receive any monetary compensation from our company as we believe the options issued to him represented reasonable compensation for his service through March 30, 2003.  Additionally, our travel related expenses increased with the opening of new restaurants and the development of new sites for expansion, and our professional fees, including investor relations, legal and accounting increased in fiscal year 2004 over 2003.

We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we build our infrastructure to adequately sustain operations across multiple locations.  The anticipated additional restaurant revenues associated with further expansion are expected to result in greater economies of scale for our corporate expenses in the long term.

Depreciation and Amortization

Depreciation and amortization expense increased $832,994 in 2004 compared to 2003 due to the additional depreciation related to the newly opened restaurants.  As a percentage of revenues, depreciation expense decreased 0.4% from 2003 to 2004 due to the higher unit volumes.

Other Income and Expense

Interest expense net of interest income increased $669,432 in 2004 compared to 2003.  The increase was due to the increase of debt and capital leases and the reduction of invested cash as we opened new units throughout the year.  Management expects interest expense will increase with future expansion.  As we remodeled our older restaurants to mirror the prototype units, we recorded a $92,505 loss on assets which had not been fully depreciated.

Liquidity and Capital Resources

We have funded our capital requirements since inception through sales of securities, building and equipment leases, debt financing and cash flow from operations.  During fiscal year 2004, to obtain working capital to fund additional expansion, we entered into a securities purchase agreement with accredited investors for the sale of approximately $8.5 million of common stock and warrants to purchase common stock.  The agreement provided for securities to be sold at an offering price of $3.25 per share of common stock, with one warrant for every 2.5 shares of common stock sold.  The warrants have a term of five years and are exercisable at $5.00 per share, subject to certain anti-dilution adjustments.  The Company completed this private placement, generating gross proceeds of $8,497,489 with the sale of 2,614,609 shares of common stock and issuance of warrants to purchase 1,045,844 shares of common stock.  In connection with this private placement, the Company issued its placement agents warrants for the purchase of 130,730 shares of common stock at an exercise price of $5.00 per share, paid its agents cash commission of $424,764 and paid expenses related to the transaction of $196,929.

As of December 28, 2004, we had net working capital of $6,216,713 compared to a net working capital deficit of $475,912 at December 28, 2003.

During the year ended December 28, 2004, operating activities provided us $2,297,946 of net cash, the sale of common stock described above provided us $7,875,796 of net cash, issuance of common stock pursuant to the exercise of options and warrants provided us $640,535 in net cash and proceeds from long-term debt provided us $750,000 of cash.  We used $2,843,059 of cash to purchase equipment and other assets primarily for our Davenport, Lincoln and Minneapolis locations and our Wort House, made payments on our debt and capital lease obligations aggregating $646,475, and paid cash dividends aggregating $217,456 to holders of our convertible preferred stock.

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

Using the proceeds from our 2004 private placement, we continue to expand into markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to develop four additional restaurants in 2005, six additional restaurants in 2006 and eight additional restaurants in 2007.  We are utilizing the multi-site development agreement we entered into in October 2002 with Dunham to facilitate this expansion plan.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, a significant beneficial owner of our securities.  Under this agreement, our developer provides us assistance in site selection, construction management and restaurant financing for new restaurants.

As part of our expansion strategy, we will continue utilizing the prototype model we developed and used for our five most recent locations.  We anticipate that each of these prototypical restaurants will require an investment by our developer of approximately $3.5 million to $4.0 million each for land, building and equipment.    We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. Under our development agreement, we will lease each new restaurant from our developer.  We anticipate that pre-opening expenses and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.6 million per location.

Between January and June 2004, we commenced the following lease agreements relating to our new restaurants:

•        In January 2004, we opened our restaurant in Davenport.   We are leasing this property from our developer under a 20-year lease agreement.   Our annual lease payments are $341,250 with $194,250 classified as a capital lease and the remaining $147,000 classified as an operating lease. This lease may be extended at our option for up to five additional five-year periods.

•        In May 2004, we opened our restaurant in Lincoln.   We are leasing this property from our developer under a 20-year lease agreement for the building and a 15-year lease agreement for the land.   Our annual capital lease payments on the building lease are $168,000 and our annual operating lease payments for the land average $151,165 per year over the initial term of the lease. The lease agreement for the land included a deferred rent incentive of $450,000, net.  This incentive is amortized and reduces rent expense over the initial term of the lease on a straight-line basis.  These leases may be extended at our option for up to five additional five-year periods.

•        In June 2004, we opened our restaurant in Minneapolis.  We are leasing this property from an independent third party under a 20-year lease agreement.  Our annual lease payments are $367,500 with $235,200 classified as a capital lease and the remaining $132,300 classified as an operating lease. This lease may be extended at our option for up to five additional five-year periods.

In December 2004, we entered into a lease agreement with an unrelated third party for a building in Ellsworth, Iowa, to be constructed in accordance with our specifications, and used as a wort production facility in connection with our Fermentus Interruptus™ brewing process.  Such lease commenced February 1, 2005.  We have the option to purchase the facility at any time during the lease term for one dollar plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.  As such, the lease is classified as a capital lease.  To commence operations at the wort production facility, we anticipate we will incur approximately $430,000 in equipment and related costs, of which approximately $286,000 was included on our balance sheet at December 28, 2004.

2004 Financing Activity

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

In April 2004, we entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution.  We paid annual interest at a rate of 6.75% on amounts we borrowed.  This line of credit expired September 1, 2004, at which time we renewed the line at an annual interest rate of 7.00%.  This line of credit is secured by substantially all our personal property, is guaranteed by one of our directors and expires September 15, 2005.  During fiscal year 2004, we incurred $7,519 in interest expense related to line of credit financing and as of December 28, 2004, we had no balance outstanding on this line.

With cash generated from operations and proceeds from our private placement, management believes that we will have sufficient funds to pursue our business strategy over the next three years.  We continue to explore new restaurant sites and we expect to continue our strategy of obtaining equipment financing as needed for additional units.

Commitments and Contingent Liabilities

Operating and Capital Leases:

As of December 28, 2004, we had seven land and building lease agreements.  One of these leases expires in 2019, one in 2020, two in 2023, and the remaining three expire in 2024, all with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.  As of December 28, 2004, future obligations relating to the land portion of these seven leases aggregated $15,392,483 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  Future obligations relating to the building portion of these seven leases aggregated $23,434,708 at December 28, 2004.

In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant.  As of December 28, 2004, future obligations under the terms of this lease aggregated $1,215,800 plus percentage rent.

As of December 28, 2004, we have additional capital lease obligations outstanding aggregating $720,610 for equipment leases expiring in 2008, and operating lease obligations outstanding aggregating $38,072 for leases expiring in 2005 for office space and various office equipment items.

Personal Guaranties:

Certain of our directors have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of such compensation is calculated based on 3% of the weighted average daily balances of such loans at the end of each monthly accounting period.  As of December 28, 2004, we had paid $21,660 and accrued $14,894 of such fees.

Employment Agreement:

We have entered into an employment agreement with our President and Chief Executive Officer.  In lieu of a salary, we issued stock options to him in 1999, 2001 and 2003 as compensation for his services through March 30, 2003.  Effective April 1, 2003, we began paying an annual salary to such officer.  Among other provisions, the employment agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  On March 15, 2005, the Compensation Committee of our board of directors authorized a new three-year employment and compensation arrangement with him.  The arrangement provides for a minimum base salary of $225,000, commencing January 1, 2005, cash incentive compensation for 2005 ranging from $0 to $125,550 based on performance, and a stock option for the purchase of 150,000 shares of common stock.  For more information on this arrangement, refer to “Executive Compensation – Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.”

Development Agreement:

We have entered into a development agreement with Dunham for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, a significant beneficial owner of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  As of December 28, 2004, five restaurants had been constructed for us under this development agreement.

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

Summary of Contractual Obligations:

The following table summarizes our obligations under contractual agreements as of December 28, 2004 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such amounts have not yet been determined.  In addition, whether or not we would incur any additional expense on our employment agreement with Mr. Wagenheim depends upon the existence of a change in control of the company.  Therefore, no percentage rent or severance expense have been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$—	$—	$—	$—	$—
Long-term debt, principal	2,730,593	226,283	1,788,123	469,763	246,424
Interest on long-term debt	511,415	199,724	242,356	61,245	8,090
Capital lease obligations, including interest	24,155,318	1,560,925	2,910,564	2,623,536	17,060,293
Operating lease obligations, including interest	16,646,355	970,836	1,876,663	1,891,922	11,906,934
Loan guarantee	123,662	36,581	55,170	28,581	3,330
Total obligations	$44,167,343	$2,994,349	$6,872,876	$5,075,047	$29,225,071

Based on our working capital position at December 28, 2004, we believe we have sufficient working capital to meet our current obligations.

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

Unanticipated costs or delays in the development or construction of our restaurants could prevent our timely and cost-effective opening of new restaurants.  Our developer depends upon contractors for the construction of our restaurants.  After construction, we invest heavily in leasehold improvements for completion of our restaurants.  Many factors could adversely affect the cost and time associated with our development of restaurants, including:

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

Because the value of our business depends primarily upon intangible assets, such as our business concept and development strategy, the value of your investment could decrease significantly in the event of liquidation.  Because we do not own the real estate at any of our existing locations, we do not own the buildings at six of our seven existing locations, we lease much of the equipment we use, and we do not plan to own the real estate or buildings in which our future restaurants will be located, our tangible assets mainly consist of inventory.  Until we establish a history of earnings, the value of our business that could be realized upon liquidation is comprised of intangible assets, including our business concept, development strategy, intellectual property, trademarks, goodwill and employee know-how.  If our business is not successful, the value of our intangible assets could decrease significantly.  The value of your investment could decrease as a result.

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

Our existing shareholders have significant control which could reduce your ability to receive a premium for your shares through a change in control.  As of March 15, 2005, our directors and executive officers, as a group, beneficially owned approximately 7,155,709 shares or 56.2% of our common stock.  As a result, they are able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support.  These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock.  As a result, this concentration of ownership could depress our stock price.

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

We may redeem the Class A Warrants at a price less than market value.  We may redeem the Class A Warrants at $0.01 per share if the closing bid price of our common stock exceeds $5.83 per share, subject to adjustment, for 45 consecutive trading days.  As a result of the anti-dilution adjustments applicable to the Class A Warrants, the foregoing redemption threshold adjusted from $6.25 to $5.83.  We must give 20 days written notice of such redemption.  If we redeem the Class A Warrants holders will lose their right to exercise the Class A Warrants except during the 20 day redemption period.  Redemption of the Class A Warrants could force holders to exercise the Class A Warrants at a time when it may be disadvantageous for them to do so or to sell the Class A Warrants at the then current market price or accept the redemption price, which could be substantially less than the market value of the Class A Warrants at the time of redemption.

ITEM 7                                                                                                        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Granite City Food & Brewery Ltd.

St. Louis Park, Minnesota

We have audited the accompanying balance sheets of Granite City Food & Brewery Ltd. as of December 28, 2003 and December 28, 2004, and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 28, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2003 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of Granite City Food & Brewery Ltd. as of December 28, 2003 and December 28, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

Minneapolis, Minnesota

February 14, 2005

GRANITE CITY FOOD & BREWERY LTD.

BALANCE SHEETS

	December 28, 2003	December 28, 2004
ASSETS:
Current assets:
Cash	$1,439,960	$9,297,247
Inventory	177,176	190,897
Prepaids and other	145,857	335,435
Total current assets	1,762,993	9,823,579

Property and equipment, net	15,177,392	21,950,428
Intangible assets and other	381,782	394,950
Total assets	$17,322,167	$32,168,957

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$460,160	$654,334
Accrued expenses	1,293,241	2,179,017
Deferred rent incentive, current portion	—	30,000
Long-term debt, current portion	122,584	226,283
Capital lease obligations, current portion	362,920	517,232
Total current liabilities	2,238,905	3,606,866

Deferred rent incentive, net of current portion	—	400,000
Long-term debt, net of current portion	2,056,752	2,504,310
Capital lease obligations, net of current portion	6,702,352	11,775,436
Total liabilities	10,998,009	18,286,612

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,044,120 and 11,601,067 shares issued and outstanding at December 28, 2003 and December 28, 2004, respectively	40,441	116,011
Preferred stock, $0.01 par value, 10,000,000 authorized; 55,500 Series A Convertible Preferred shares issued and Outstanding at December 28, 2003	555	—
Additional paid-in capital	12,029,001	20,717,101
Stock dividends distributable	702	—
Accumulated deficit	(5,746,541)	(6,950,767)
Total shareholders’ equity	6,324,158	13,882,345

Total liabilities and shareholders’ equity	$17,322,167	$32,168,957

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF OPERATIONS

	Year Ended
	December 28, 2003	December 28, 2004

Restaurant revenues	$14,153,005	$30,755,536

Cost of sales:
Food, beverage and retail	4,287,120	9,544,941
Labor	4,970,829	10,472,646
Direct and occupancy	2,692,295	5,222,540
Total cost of sales	11,950,244	25,240,127

Pre-opening	559,413	728,023
General and administrative	1,839,281	2,610,985
Depreciation and amortization	817,963	1,650,957

Operating income (loss)	(1,013,896)	525,444

Interest:
Income	71,468	29,302
Expense	(560,156)	(1,187,422)
Other expense, net	—	(92,505)
Net other expense	(488,688)	(1,250,625)

Net loss	(1,502,584)	(725,181)
Less preferred stock dividends declared	(712,854)	(605,594)
Net loss available to common shareholders	$(2,215,438)	$(1,330,775)

Loss per common share, basic and diluted	$(0.56)	$(0.25)

Weighted average shares outstanding, basic and diluted	3,923,560	5,400,490

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock shares	Preferred stock shares	Par value	Additional paid-in capital	Stock subscriptions receivable/dividends distributable	Accumulated deficit	Shareholders’ equity

Balance on December 29, 2002	3,826,100	47,434	$38,735	$10,588,400	$(683,300)	$(3,445,809)	$6,498,026

Common shares issued upon exercise of options	6,000		60	6,590			6,650
Common shares issued upon exercise of warrants	65,611		656	126,135		(101,447)	25,344
Common shares issued upon payment of preferred stock dividends	140,080		1,401	614,296	702	(616,399)	—
Common shares issued upon conversion of preferred stock	6,329	(100)	62	(62)			—
Issuance of Series A Convertible Preferred Stock		8,166	82	693,642			693,724
Preferred stock subscription receivable					683,300		683,300
Issuance of cash dividends on preferred stock						(96,454)	(96,454)
Compensation expense on warrants issued to third party						16,152	16,152
Net loss						(1,502,584)	(1,502,584)
Balance on December 28, 2003	4,044,120	55,500	40,996	12,029,001	702	(5,746,541)	6,324,158

Common shares issued upon exercise of options	39,000		390	132,460			132,850
Common shares issued upon exercise of warrants	1,251,054		12,511	394,186		100,989	507,686
Common shares issued upon payment of preferred stock dividends	139,644		1,396	346,376	(702)	(347,070)	—
Common shares issued upon conversion of preferred stock	3,512,640	(55,500)	34,571	(34,571)			—
Issuance of common stock (private placement)	2,614,609		26,147	7,849,649			7,875,796
Issuance of cash dividends on preferred stock						(258,524)	(258,524)
Compensation expense on warrants issued to third party						25,560	25,560
Net loss						(725,181)	(725,181)
Balance on December 28, 2004	11,601,067	—	$116,011	$20,717,101	$—	$(6,950,767)	$13,882,345

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2003	December 28, 2004

Cash flows from operating activities:
Net loss	$(1,502,584)	$(725,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	817,963	1,650,957
Stock option/warrant compensation	16,152	25,560
Loss on disposal of asset	—	92,505
Deferred rent incentive	—	430,000
Decrease (increase) in:
Inventory	(74,801)	(13,721)
Prepaids and other	(39,200)	(189,578)
Increase (decrease) in:
Accounts payable	145,525	182,696
Accrued expenses	493,856	844,708
Net cash provided by (used in) operating activities	(143,089)	2,297,946

Cash flows from investing activities:
Purchase of:
Property and equipment	(3,522,846)	(2,813,499)
Intangible assets and other	(59,220)	(29,560)
Net cash used in investing activities	(3,582,066)	(2,843,059)

Cash flows from financing activities:
Payments on capital lease obligations	(302,578)	(447,732)
Payments on long term-debt	(44,714)	(198,743)
Payment of dividends	(168,421)	(217,456)
Proceeds from long-term debt	750,000	750,000
Proceeds from issuance of stock	1,408,986	8,516,331
Net cash provided by financing activities	1,643,273	8,402,400

Net increase (decrease) in cash	(2,081,882)	7,857,287
Cash, beginning	3,521,842	1,439,960
Cash, ending	$1,439,960	$9,297,247

Supplemental disclosure of cash flow information:
Cash paid for interest	$520,897	$1,146,008

Supplemental discloser of non-cash investing and financial activities:
Equipment and intangibles purchased and included in accounts payable	$13,486	$11,478
Buildings acquired under capital lease agreements	$3,406,114	$5,675,128
Issuance of common stock in lieu of cash dividends	$616,399	$347,070

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO FINANCIAL STATEMENTS

December 28, 2003 and December 28, 2004

1.              Nature of business:

Granite City Food & Brewery Ltd. (“the Company”) develops and operates casual dining restaurants featuring on-premise breweries known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise.  The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first restaurant, located in St. Cloud, Minnesota, opened in July 1999.  Subsequently, the Company opened restaurants in Sioux Falls, South Dakota; Fargo, North Dakota; West Des Moines, Cedar Rapids and Davenport, Iowa; Lincoln, Nebraska; and Minneapolis, Minnesota.

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

Property and equipment:

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.

The estimated useful lives are as follows:

Computer software	3 years
Furniture and restaurant equipment	8 years
Brewery equipment	20 years
Building and leasehold improvements	20 years

Management reviews property and equipment, including leasehold improvements for impairment when events or circumstances indicate these assets might be impaired.  Management bases this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable.  Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset.

Intangible assets and other:

Intangible assets are recorded at cost and are reviewed annually for impairment.  Included in intangible assets are trademarks which are amortized straight-line over 20 years.  Also included in intangible assets are transferable liquor licenses which were purchased through open markets in jurisdictions with a limited number of authorized liquor licenses.  These liquor licenses are renewable every year if the Company complies with basic applicable rules and policies governing the sale of liquor in the respective states.  As a result, the Company expects the cash flows from these licenses to continue indefinitely.  Because there is an observable market for transferable liquor licenses and the Company expects them to generate cash flow indefinitely, in accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, the Company does not amortize capitalized liquor licenses as they have indefinite lives.  The cost of non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are not capitalized, but rather expensed as incurred.  The annual renewal fees for each of our liquor licenses, whether capitalized or expensed, are nominal and are expensed as incurred.

Included in other assets are security deposits and capitalized loan costs.  Capitalized loan costs are amortized straight-line over the term of the financing agreements.  The Company believes that the straight-line method of amortizing its capitalized loan costs over the term of the financing agreements does not differ materially from the effective interest method of amortizing such costs.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments:

At December 28, 2003 and December 28, 2004, the fair value of cash, short-term investments, inventory and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

Revenue recognition:

Revenue is derived from the sale of prepared food and beverage and select retail items.  Revenue is recognized at the time of sale.  Revenue derived from gift certificate sales is recognized at the time the gift certificate is redeemed.

Pre-opening costs:

Pre-opening costs are primarily incurred in the month of, and two months prior to, the opening of a restaurant.  Such costs are expensed as incurred.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less the sum of preferred stock dividends declared, by the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  Calculations of the Company’s net loss per common share for the years ended December 28, 2003 and December 28, 2004 are set forth in the following table:

	Year Ended
	December 28, 2003	December 28, 2004

Net loss	$(1,502,584)	$(725,181)
Less dividends declared	(712,854)	(605,594)
Net loss available to common shareholders	$(2,215,438)	$(1,330,775)

Loss per common share, basic and diluted	$(0.56)	$(0.25)

Weighted average shares outstanding, basic and diluted	3,923,560	5,400,490

Stock options and warrants of 4,332,831 at December 28, 2003 and 3,846,809 at December 28, 2004, and common stock equivalents of Series A Convertible Preferred Stock of 3,512,635 at December 28, 2003 were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive.

Advertising costs:

Advertising costs are expensed as incurred.  Total amounts incurred during the years ended December 28, 2003 and December 28, 2004 were $258,209 and 111,475, respectively.

Stock compensation:

The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and discloses the required pro forma effect on net loss as recommended by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  The fair value of each option grant for the required pro forma disclosure is estimated on the grant date using the Black-Scholes option-pricing model as detailed in Note 12 to the financial statements.

Fiscal year:

Commencing with fiscal year 2004, the Company changed its fiscal year end from the last Sunday in December to the last Tuesday in December.  The Company implemented this change for certain administrative purposes.

Reclassification:

As of December 28, 2004, the Company has reclassified certain of its restaurant operating costs relating to complimentary and employee meals from operating expenses to a contra-revenue account. This reclassification has no effect on net loss or accumulated deficit.  The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each period affected. For the fiscal years ended December 28, 2003 and December 28, 2004, the reclassification totaled $469,712 and $719,956, respectively.

3.              Property and equipment:

	December 28, 2003	December 28, 2004

Buildings	$6,442,073	$12,117,201
Leasehold improvements	4,368,479	4,717,703
Equipment and furniture	5,575,603	8,728,102
Construction in progress	1,220,685	317,634
	17,606,840	25,880,640
Less accumulated depreciation	2,429,448	3,930,212
	$15,177,392	$21,950,428

Depreciation expense of $804,936 and $1,627,710 is included in depreciation and amortization expense for the years ending December 28, 2003 and December 28, 2004, respectively.

4.              Intangible assets and other:

	December 28, 2003	December 28, 2004
Intangible assets:
Liquor licenses	$264,415	$264,415
Trademarks	47,880	48,440
Other:
Capitalized loan costs	74,130	93,645
Security deposits	27,801	44,141
	414,226	450,641
Less accumulated amortization	32,444	55,691
	$381,782	$394,950

Amortization expense of $13,027 and $23,247 is included in depreciation and amortization expense for the years ending December 28, 2003 and December 28, 2004, respectively.  In each of the next five years, the Company anticipates incurring the following amortization expense:  $17,657 in 2005, $12,257 in 2006, $6,929 in 2007, $6,462 in 2008, and $5,526 in 2009.

5.              Deferred rent incentive:

Under the terms of the lease agreement the Company entered into regarding its Lincoln property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as a deferred rent incentive and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.  During fiscal year 2004, rent expense was reduced by $20,000 and the deferred rent incentive balance at December 28, 2004 was $430,000.

6.              Line of credit:

In April 2004, the Company entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution.  The Company paid annual interest at a rate of 6.75% on amounts it borrowed.  This line of credit expired September 1, 2004, at which time the Company renewed the line at an annual interest rate of 7.00%.  This line of credit is secured by substantially all the personal property of the Company, is guaranteed by one of the Company’s directors and expires September 15, 2005.  As of December 28, 2004, the Company had no balance outstanding on this line.  The Company incurred $7,519 in interest expense related to line of credit financing during fiscal year 2004.

7.              Long-term debt:

In July 2001, the Company obtained a $1,500,000 loan from an independent financial institution, the proceeds of which were used to pay a portion of the construction and equipment costs for the Fargo location.  The interest rate on the loan is 8.75% per annum and monthly interest and principal payments are based upon a 20-year amortization schedule with the final payment of accrued interest and principal due in February 2007. As of December 28, 2003 and December 28, 2004, the balance of this promissory note was $1,443,408 and $1,409,571, respectively.  The loan is secured by a leasehold mortgage, a security agreement granting the bank a first security interest in the lease and all of the Company’s receivables, as well as inventory, general intangibles, equipment, furniture, fixtures, and other personal property pertaining to the project, and an assignment of leases and rents, and guaranties by three of the Company’s directors.  The loan agreement with the bank includes customary covenants, including a limitation on the Company’s ability to incur additional indebtedness, other than ordinary trade debt, make investments in other persons or make distributions or dividends if an event of default exists under the agreement.

In August 2003, the Company obtained a $750,000 loan from the same financial institution, the proceeds of which financed the purchase of equipment for the West Des Moines location.  The loan is secured by substantially all of the Company’s personal property and is guaranteed by one of the Company’s directors.  The loan matures in August 2010 and has an interest rate of 6.125% per annum.  As of December 28, 2003 and December 28, 2004, the balance of this promissory note was $735,928 and $646,783, respectively.

In January 2004, the Company obtained a $750,000 loan from the same financial institution, the proceeds of which financed the purchase of equipment for the Davenport location.  The loan is secured by substantially all of the Company’s personal property and is guaranteed by one of the Company’s directors.  The loan matures in January 2011 and has an interest rate of 6.125% per annum.  As of December 28, 2004, the balance of this promissory note was $674,239.

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:

2005	$226,283
2006	241,711
2007	1,546,412
2008	227,601
2009	242,162
Thereafter	246,424
$2,730,593

During the years ended December 28, 2003 and December 28, 2004, the Company incurred $141,159 and $208,259, respectively, in interest expense related to long-term debt.

8.              Leases:

As of December 28, 2004, the Company had seven land and building lease agreements.  One of these leases expires in 2019, one in 2020, two in 2023, and the remaining three expire in 2024, all with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  In addition, the Company entered into sale-leaseback agreements for the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008.  Two members of the Company’s board of directors have personally guaranteed these leases.  Included in property and equipment are the following assets held under capital leases:

	December 28, 2003	December 28, 2004
Building	$6,442,073	$12,117,201
Leasehold improvements	1,546,657	1,546,657
	7,988,730	13,663,858
Less accumulated depreciation	878,088	1,475,724
	$7,110,642	$12,188,134

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

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

Rental expense for the years ended December 28, 2003 and December 28, 2004, was $487,259 and $971,712 respectively.  Included in rent expense at December 28, 2003 and December 28, 2004, was $100,781 and $95,953, respectively, of contingency rental expense based upon restaurant sales. Contingent rent is accrued based on estimates of probable levels of revenue during the contingency period.

Minimum future lease payments under all leases as of December 28, 2004 are:

Year ended:	Capital Leases	Operating leases
2005	$1,560,925	$970,836
2006	1,494,057	938,332
2007	1,416,507	938,331
2008	1,339,754	943,366
2009	1,283,782	948,556
Thereafter	17,060,293	11,906,934
Total minimum lease payments	24,155,318	$16,646,355

Less amount representing interest	11,862,650
Present value of net minimum lease payments	12,292,668
Less current portion	517,232
Long-term portion of obligations	$11,775,436

The annual interest rates on the land and building leases are between 6.9% and 10.7%.  The annual interest rates on the building improvements and equipment leases are between 6.0% and 9.5%.  Interest expense on these leases was $416,570 and $971,644 for the years ending December 28, 2003 and December 28, 2004, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant sales.

9.              Income taxes:

The income tax provision allocated to continuing operations consists of the following:

	Year ended
	December 28, 2003	December 28, 2004
Deferred income taxes:
Federal	$166,935	$(142,084)
State	(26,496)	(100,786)

Deferred income tax benefit (expense)	140,439	(242,870)

Net change to valuation allowance	(140,439)	242,870

Total income tax provision (expense)	$0	$0

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss from) continuing operations is as follows:

	2003	2004
Ordinary federal income tax statutory rate	(15.00)%	(15.00)%
Limitation on tax assets	15.00	15.00
Taxes provided	0.00%	0.00%

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

At December 28, 2003 and December 28, 2004, for income tax return purposes, the Company has net operating loss carryforwards of approximately $4,117,000 and $6,015,000, respectively, available to offset future taxable income.  If not used, these carryforwards will begin to expire in 2020.  Deferred taxes are calculated using enacted tax rates of 15% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state.  In the year ended December 28, 2004, the state estimate is 5.2%.

The components of deferred tax assets and liabilities are as follows:

	Year ended
	December 28, 2003	December 28, 2004
Amortization	$12,789	$(5,090)
Depreciation	(304,956)	(839,544)
Net operating loss carryforwards	779,585	1,101,914
General business credit carryforwards	59,725	108,779
Gift certificate sales	(68,909)	(130,487)
Other future deductible items	4,216	4,009
Net deferred tax assets	482,450	239,581

Valuation allowance	(482,450)	(239,581)

Net deferred tax assets net of valuation allowance	$0	$0

The Company has determined, based upon the history of the Company, that there is the probability that future taxable income may be insufficient to fully realize the deferred tax assets.  The Company has determined that a full deferred tax valuation allowance is needed at this time.

10.       Commitments and contingencies:

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

Among other provisions, the employment agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of the Company and his employment terminates.  Based on his current salary, the maximum contingent liability under this agreement would be $262,500.  As of December 28, 2004, no notice of intention not to renew was provided and the agreement was extended for six months.

Personal Guaranties:

Certain of the Company’s directors have personally guaranteed certain of its leases and loan agreements.  In connection with the $1.5 million loan the Company obtained in July 2001 to finance its Fargo restaurant, it entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of the Company’s indebtedness.  The agreement contains various covenants, one of which requires the Company to use its best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If the Company has not accomplished this, it is obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, at a meeting held in March 2004, the Company’s board of directors agreed to compensate its President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of such compensation is calculated based on 3% of the weighted average daily balances of such loans at the end of each monthly accounting period.  As of December 28, 2004, the Company had paid $21,660 and accrued $14,894 of such fees.

Development agreement:

In October 2002, the Company entered into a development agreement with Dunham Capital Management L.L.C. (the “Developer”) for the development of its restaurants.  The Developer is an affiliate of a significant beneficial owner of the Company’s securities.  The development agreement gives the Developer the right to develop, construct and lease up to 22 restaurants for the Company prior to December 31, 2012.  The Company is not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  The Company can use another developer if the Developer declines to build a particular restaurant, if the agreement is terminated because of a default by the Developer, or if the Company is sold or merged into another company.  In the case of a merger or sale of the Company, the development agreement may be terminated at such time as the Developer has completed seven restaurants under the agreement.  Other terms and conditions apply.

The development agreement provides for a cooperative process between the Developer and the Company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to the Company on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.  As of December 28, 2004, five restaurants had been constructed for the Company under this development agreement.

Wort House lease:

In December 2004, the Company entered into a lease agreement for a building in Ellsworth, Iowa, to be constructed in accordance with specifications approved by the Company, and used by the Company as a wort production facility in connection with its Fermentus Interruptus™ brewing process. The non-alcoholic wort produced at this facility will be transported via truck to the fermentation vessels at each of the Company’s restaurants where the brewing process will be completed. The lease commenced on February 1, 2005 and is for a base term of 10 years, with options to extend the term for two additional periods of ten years each. Base rent for the entire life of the lease is $7,200 per month.  The Company has the option to purchase the facility at any time during the lease term for one dollar plus the unamortized construction costs. Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.  As such, the lease will be classified as a capital lease.  To commence operations at the wort production facility, we anticipate we will incur approximately $430,000 in equipment and related costs, of which approximately $286,000 was included on our balance sheet at December 28, 2004.

Wichita lease:

In October 2004, the Company entered into a 20-year net lease relating to the restaurant it plans to open in Wichita, Kansas under the terms specified in the development agreement with the Developer.  The 9,449 square foot restaurant will be constructed for the Company on an area of approximately 1.6 acres on a build-to-suit basis.  The annual rent will be equal to 10.5% of the construction cost including land cost.  The Company will be responsible for any real-estate taxes and all operating costs.  The term of the lease will commence when operations begin and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.

11.       Common stock warrants:

In connection with its initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant to purchase one share of common stock at an exercise price of $5.00 per share.  The agreement that set forth the terms and conditions of the Class A Warrants contains certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock.  As a result of these adjustments and the issuance, pursuant to Registration File No. 333-93459, of 1,072 shares of common stock upon the exercise of such warrants in May 2004 at an exercise price of $4.66, the number of shares purchasable under these warrants at December 28, 2004 was 1,071,889 and the exercise price was $4.66 per share.  The warrants expire on June 6, 2005.

As part of the Company’s initial public offering, the Company sold to the underwriter, for $100, a stock purchase warrant for the purchase of 100,000 units exercisable at $4.95 per unit after June 6, 2001. The agreement that set forth the terms and conditions of the Class A Warrants contains certain anti-dilution provisions.  Pursuant to these provisions, the number of units purchasable upon exercise of these warrants and the related purchase price both required adjustment due to the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock.  These warrants also provide for a cashless exercise provision and expire on June 6, 2005.  During the first quarter of 2004, the Company issued 6,514 units upon the cashless exercise of 19,368 of such warrants.  As a result of these exercises and the anti-dilution adjustments, as of December 28, 2004, the number of units purchasable under these warrants was 87,670 and the exercise price was $4.61 per unit.

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock (see Note 13).  The terms of the Series A Preferred provided for automatic conversion of the preferred stock upon certain conditions being met.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share.  The terms of such warrants provided for the Company to redeem them for $0.01 per warrant, upon 20 business days notice, upon the occurrence of an event that gave rise to an automatic conversion of the Series A Preferred.  The Company provided such notice in November 2004 and all outstanding warrants were exercised prior to November 30, 2004.  During fiscal year 2003, 31,644 of such warrants sold were exercised, resulting in an issuance of 21,676 shares of common stock.  During fiscal year 2004, the remaining 1,727,829 of such warrants were exercised, resulting in an issuance of 1,243,247 shares of common stock.  As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share.  In each fiscal year 2003 and 2004, 221 of such warrants were exercised.  As of December 28, 2004, 288,162 of the underwriter warrants remain exercisable.

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share.

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors, whereby the Company sold such investors an aggregate of 2,614,609 shares of common stock with 1,045,844 five-year warrants exercisable at $5.00 per share (see Note 14).  After September 17, 2006, the Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  As of December 28, 2004, none of such warrants had been exercised.

A summary of the status of the Company’s stock warrants is presented in the table below:

	Number of common stock shares	Weighted average price per share	Warrants exercisable
Outstanding December 29, 2002	2,893,978	$2.86	2,893,978

Issued	367,249	1.78
Exercised	(108,315)	1.17
Expired	(1,700)	1.00
Adjustment pursuant to anti-dilution provision	41,119	4.82
Outstanding December 28, 2003	3,192,331	$2.76	3,192,331

Issued	1,183,088	5.00
Exercised	(1,748,490)	1.62
Expired	—	—
Adjustment pursuant to anti-dilution provision	38,880	4.66
Outstanding December 28, 2004	2,665,809	$4.46	2,665,809

12.       Stock option plans:

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase up to a maximum of 400,000 shares of the Company’s common stock.  Options are granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than 10% of the Company’s outstanding voting stock, at 110% of fair market value.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a four year period and options are exercisable for no more than ten years from the date of the option.

In addition, the Company has reserved 590,000 shares of common stock for issuance under the 1997 Director Stock Option Plan.  Under this plan, the Company automatically grants an option to each outside director on the date such person becomes a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  Each option vests one year after the option is granted and is exercisable for five years from the date of the option. Options are granted at fair market value.

In August 2002, the Company adopted the 2002 Equity Incentive Plan, under which it has reserved 1,062,287 shares of common stock for issuance to employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock.  On January 1st of each year, the aggregate number of shares of common stock that may be awarded under this plan increases by the greater of 80,000 shares or 2.0% of the then outstanding common stock.  Options are granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than 10% of the Company’s outstanding voting stock, at 110% of fair market value.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a four year period and options are exercisable for no more than ten years from the date of the issuance.

Under all plans, the Company has reserved 2,052,287 shares of common stock.  A summary of the status of the Company’s stock options as of December 28, 2003 and December 28, 2004 and changes during the years ending on those dates is presented below:

	December 28, 2003		December 28, 2004
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	617,500	$2.86	1,140,500	$2.92
Granted	540,000	2.99	90,000	4.53
Exercised	(6,000)	1.11	(39,000)	3.41
Forfeited	(11,000)	3.79	(10,500)	2.55
Outstanding at end of year	1,140,500	$2.92	1,181,000	$3.03

Options exercisable at period end	630,750	$2.85	783,500	$2.85
Weighted-average fair value of options granted during the year	$2.99		$4.53

The following table summarizes information about stock options outstanding at December 28, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding 12/28/2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable 12/28/2004	Weighted Average Exercise Price

$1.00 - $2.00	246,000	5.3 years	$1.52	246,000	$1.52
$2.01 - $3.00	330,000	7.5 years	$2.48	172,500	$2.41
$3.01 - $4.00	545,000	6.2 years	$3.86	365,000	$3.95
$4.01 - $5.00	30,000	4.5 years	$4.58	—	$—
$5.01 - $6.00	30,000	4.9 years	$5.02	—	$—
Total	1,181,000	6.3 years	$3.03	783,500	$2.85

The Company accounts for its stock-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  No compensation cost has been recognized for options issued to employees when the exercise price of the options granted is at least equal to the fair value of the common stock on the date of grant.  Had compensation cost been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, the Company’s net loss and net loss per common share would have been changed to the following pro forma amounts:

	Year ended
	December 28, 2003	December 28, 2004
Net loss:
As reported	$(1,502,584)	$(725,181)

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(427,391)	$(617,058)
Pro forma net loss to common shareholders	$(1,929,975)	$(1,342,239)

Net loss per common share
Basic and diluted as reported	$(0.56)	$(0.25)
Basic and diluted pro forma	$(0.67)	$(0.36)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2003	2004
Dividend yield	None	None
Expected volatility	72.1%	41.8%
Expected life of option	5-10 years	5-10 years
Risk-free interest rate	4.2%	4.2%

The weighted average value of options granted under stock option plans, as determined using the Black-Scholes option-pricing model, was $2.29 in fiscal year 2003 and $1.95 in fiscal year 2004.

13.       Preferred stock:

The Company is authorized to issue 10,000,000 shares of preferred stock at $0.01 par value.

During the fourth quarter of 2002, the Company conducted a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock.  The Company sold 55,600 shares of preferred stock, convertible into an aggregate of 3,518,964 shares of common stock at a conversion price of $1.58 per share. Aggregate gross proceeds of such sale were $5,560,000.  The convertible preferred stock was convertible at any time after issuance into common stock by the holder of such preferred stock.  While outstanding, the convertible preferred stock paid an 8% cumulative dividend in cash or in our common stock.  The convertible preferred stock carried with it certain liquidation preferences.  Further, the holders of the convertible preferred stock generally voted on an as-if-converted basis as a single class with the common shareholders, except on matters adversely affecting them as a class.  The fair value amount allocated to the warrants issued with the convertible preferred stock was $1,554,371.

The terms of the Series A Preferred provided for automatic conversion, at any time after the second anniversary of the initial issuance of the Series A Preferred, when (1) the market price of the Company’s common stock for 20 consecutive trading days exceeded 200% of the conversion price and (2) the common stock had an average daily trading volume of at least 10,000 shares during a 20 consecutive day trading period.  As of November 4, 2004, the Company’s common stock had traded in excess of 200% of the $1.58 conversion price of the Series A Preferred, and the Company’s common stock had an average daily trading volume of 10,734 shares, for the 20 consecutive trading days ending on November 4, 2004.  Therefore, all outstanding shares of preferred stock automatically converted to shares of common stock at November 4, 2004.  During fiscal year 2003, 100 shares of preferred stock had been converted to common stock while the remaining 55,500 shares of preferred stock were converted to common stock during fiscal year 2004.

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

On September 9, 2004, the Company authorized cash payment of dividends to holders of its preferred stock as of September 23, 2004.  Such dividends aggregated $108,710 and were paid on September 30, 2004.

On November 4, 2004, the last day shares of the Company’s preferred stock were outstanding, the Company authorized cash payment of dividends to holders of its preferred stock as of that date.  Such dividends aggregated $41,068 and were included in accrued expenses on the Company’s balance sheet at December 28, 2004 and were paid on December 31, 2004.

14.          Issuance of common stock and warrants to purchase common stock:

On September 17, 2004, the Company entered into a securities purchase agreement with accredited investors for the sale of approximately $8.5 million of common stock and warrants to purchase common stock.  The agreement provided for securities to be sold at an offering price of $3.25 per share of common stock, with one warrant for every 2.5 shares of common stock sold.  The warrants have a term of five years and are exercisable at $5.00 per share, subject to certain anti-dilution adjustments.  The Company completed this private placement, generating gross proceeds of $8,497,489 with the sale of 2,614,609 shares of common stock and issuance of warrants to purchase 1,045,844 shares of common stock.  In connection with this private placement, the Company issued its placement agents five-year warrants for the purchase of 130,730 shares of common stock at an exercise price of $5.00 per share, paid its agents cash commission of $424,764 and paid expenses related to the transaction of $196,929.

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

ITEM 8B                OTHER INFORMATION

None.

PART III

ITEM 9                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to our directors and executive officers as of March 15, 2005.  Each director serves for a one-year term expiring in 2005 and until his successor has been elected and duly qualified.  Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office.  There are no familial relationships between any director or executive officer.

The board of directors represents the interests of our shareholders as a whole and is responsible for directing the management of the business and affairs of our company.  The board is comprised of a majority of “independent directors” as defined in Nasdaq Marketplace Rule 4200(A)(15).  The independent directors are identified by name in the following chart.

Name	Age	Principal Occupation	Position with Company	Director Since	Independent Director
William E. Burdick	64	Chairman of the Board, Brewmaster and Director of Granite City	Chairman of the Board, Brewmaster and Director	1997	No
Steven J. Wagenheim	51	President, Chief Executive Officer and Director of Granite City	President, Chief Executive Officer and Director	1997	No
Monica A. Underwood	45	Interim Chief Financial Officer and Corporate Controller of Granite City	Interim Chief Financial Officer and Corporate Controller of Granite City	N/A	N/A
Timothy R. Cary	37	Chief Operating Officer-Restaurant Operations of Granite City	Chief Operating Officer-Restaurant Operations	N/A	N/A
James J. Hughes	49	Senior Vice President of Operations of Granite City	Senior Vice President of Operations of Granite City	N/A	N/A
James G. Gilbertson (1)	43	Chief Financial Officer of Navarre Corporation	Director	1999	Yes
Eugene E. McGowan (2)	68	President of The McGowan Group	Director	2003	Yes
Arthur E. Pew III (2)	71	Private Investor	Director	1997	Yes
Dermot F. Rowland (1)	67	Private Investor	Director	2004	Yes
Bruce H. Senske (1)(2)	50	Managing Director and Co-Founder of Genoa Business Advisors LLC	Director	1999	Yes

(1) Member of the audit committee

(2) Member of the compensation committee

William E. Burdick, Chairman of the Board, Brewmaster and director, is one of our founders.  Mr. Burdick has over 30 years experience in the restaurant, hospitality and brewing industry in both corporate and private ownership positions.  Mr. Burdick was the President and shareholder of Sherlock’s Home Restaurant Pub and Brewery from 1989 through 2002.  Mr. Burdick is a brewing chemist who writes for several brewing publications and lectures widely on brewing, brewing history and brewing science.

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

Timothy R. Cary became our Chief Operating Officer-Restaurant Operations in December 2003.  Mr. Cary has been involved in the restaurant industry for nearly 20 years.  From October 1999 until December 2003, Mr. Cary served as our Vice President of Operations.  From 1991 until 1999, he held a variety of management positions with the Champps Americana chain of restaurants.

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

Eugene E. McGowan became one of our directors in 2003.  Since 2001, Mr. McGowan has been the President and Chief Executive Officer of The McGowan Group which provides consulting in the areas of strategic planning, business development, sales, training and marketing.  In 1985, he joined Piper Jaffray, Inc. and in 1999 was promoted to Chief Operating Officer of Individual Investor Services with US Bancorp Piper Jaffray where he directed the day-to-day activities of over one hundred branch offices.  Mr. McGowan has business relationships with Granite Partners, Brew Master, L.L.C. and Brew Buddies, L.L.C., each of which is one of our shareholders.  For more information regarding Mr. McGowan’s relationship with Granite Partners, please review “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions.”

Arthur E. Pew III became one of our directors in August 1997.  Retired since 1990, Mr. Pew is a director of the Pew Charitable Trusts and the Glenmede Trust Company, N.A., both in Philadelphia, Pennsylvania.

Dermot F. Rowland founded Timber Lodge Steakhouse, Inc. and served as its Chairman of the Board, Chief Executive Officer, Treasurer and Director from 1989 to 1998.  Prior to forming Timber Lodge, Mr. Rowland was involved in the formation and management of Homestyle Buffets, Inc.  He co-founded Homestyle in 1986 and served as its Chairman of the Board, President and Chief Executive Officer until 1991.  From 1973 to 1986, Mr. Rowland served as President of Rowland Companies, Inc., and its subsidiary, Diversified Construction Company, a general contractor, in such capacity he assisted in the site selection, architectural planning and design, and was responsible for the development of various building projects including restaurants for chains such as Buffets, Inc., Godfather Pizza and Red Lobster.

Bruce H. Senske became one of our directors in November 1999.  Over the last six years, he has been part of the senior management teams of more than 15 businesses.  Mr. Senske is the Managing Director and co-founder of Genoa Business Advisors LLC, a management advisory firm advising mid market companies in the areas of operations, finance and organizational design and development.  Between June 2001 and January 2003, Mr. Senske co-founded and was a managing director of Volition Advisory Group, LLC, a management advisory firm specializing in assisting companies in transition.  From June 1998 until May 2001, Mr. Senske was a Managing Partner at Manchester Companies, a private investment and management-consulting firm formed in 1993.  From September 1999 to September 2000, he served as Interim Chief Executive Officer of Telident, Inc., an entity which designed, manufactured and marketed proprietary hardware and software systems to provide the exact location of a 911 telephone call.  Mr. Senske served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of U-Ship, Inc., a NASDAQ company, from 1993 to 1998.

Audit Committee Matters

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  James G. Gilbertson, Bruce H. Senske and Dermot F. Rowland are the members of our audit committee.

Under applicable Nasdaq Marketplace Rules, each member of our audit committee must (i) be independent as defined under Nasdaq Marketplace Rule 4200(a)(15); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (iii) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years; and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.  Our board of directors has determined that Messrs. Gilbertson, Senske and Rowland meet the applicable requirements.  In addition, at least one member of our audit committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  Our board of directors has determined that Messrs. Gilbertson, Senske and Rowland meet these requirements.

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

ITEM 10                EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer and the other executive officers whose salary and bonus was at least $100,000 in the most recent fiscal years (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position (1)	Year	Annual Compensation				Long-Term Compensation Awards	All other compensation (3)

						Securities
		Salary		Bonus	Other annual compensation (2)	Underlying Options
Steven J. Wagenheim	2004	$163,549		$—	$16,026	—	$36,555
President, Chief Executive	2003	119,016		—	369	50,000	—
Officer and Director	2002	—	(4)	—	—	30,000	—

Timothy R. Cary	2004	151,716		14,056	5,206	—	—
Chief Operating Officer—	2003	131,677		11,175	20,800	50,000	—
Restaurant Operations	2002	127,355		10,950	4,800	30,000	—

James J. Hughes	2004	151,225		13,631	5,130	—	—
Sr. Vice President of	2003	20,452		2,154	554	100,000	—
Operations	2002	—		—	—	—	—

(1)           Mr. Wagenheim has been an executive officer of ours since our inception in June 1997, Mr. Cary became an executive officer in December 2003 and Mr. Hughes became an executive officer in December 2003.

(2)           Other annual compensation reflects auto allowances which included excess mileage reimbursement which Mr. Cary received in 2003 and Mr. Wagenheim received in 2004.

(3)           Our board of directors agreed to compensate Mr. Wagenheim for his personal guarantees of loans entered into in August 2003 and January 2004. For more information on such arrangement, see “Certain Relationships and Related Transactions.”

(4)           Our board of directors established an annual salary for Mr. Wagenheim effective April 1, 2003. He received stock options as compensation for his services through March 2003.

No stock options were granted during the last fiscal year to the Named Executive Officers.  No stock appreciation rights were granted during the last fiscal year.

The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of the end of the last fiscal year.  No options were exercised by Named Executive Officers during the last fiscal year.  No stock appreciation rights were exercised by the Named Executive Officers during the last fiscal year or were outstanding at the end of that year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Wagenheim	80,000	45,000	$168,775	$65,475
Timothy R. Cary	218,000	45,000	379,515	65,475
James J. Hughes	25,000	75,000	55,500	166,500

(1)   Market value of underlying securities at fiscal year end ($4.88) minus the exercise price.

Compensation of Directors

On March 15, 2005, the Compensation Committee of the Board of Directors authorized a compensation arrangement with non-employee directors.  Such arrangement addresses (1) annual retainer, (2) board meeting fees, (3) committee meeting fees, and (4) stock option awards.  Pursuant to the arrangement, we estimate annual cash compensation for each non-employee director to be $9,250, based on attending four board meetings, one annual meeting of shareholders and three committee meetings.  Non-employee directors will receive (1) an annual retainer of $6,000, paid quarterly on the first day of each quarter, (2) $500 per meeting for attending board meetings and the annual meeting of shareholders (or $250 per meeting for attendance telephonically), and (3) $250 per meeting for attending committee meetings (whether in person or telephonically).  Non-employee directors will continue to receive automatic awards of stock options for the purchase of 15,000 shares of common stock per year under the 1997 Director Stock Option Plan.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

We entered into an employment agreement with Steven J. Wagenheim on December 14, 1999.  Under the terms of the agreement, Mr. Wagenheim agreed to serve in his current office and capacity for a period of two years.  The agreement contains non-competition provisions whereby Mr. Wagenheim will not acquire any direct or indirect interest in any casual dining or microbrewery business within our markets.  The agreement includes a change in control provision that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control in our company and his employment terminates.  We have also agreed to reimburse Mr. Wagenheim for his reasonable and necessary business expenses.  The agreement permits him to participate in any fringe benefit programs for which he is eligible.  As noted above, we agreed with Mr. Wagenheim that no salary would be paid to him through 2002, and that compensation payable to him thereafter would be determined by our board.  It was further agreed that if the compensation level we established for Mr. Wagenheim was not acceptable to him, his compensation level would be established by mediation or binding arbitration.  As further consideration for the agreement, we granted non-statutory stock options to Mr. Wagenheim in 1999, 2001 and 2003.  Effective April 1, 2003, we began paying an annual salary of $160,000 to such officer.  At a meeting held in March 2004, our board of directors approved an increase in his annual salary to $175,000 effective July 1, 2004.  Unless either Mr. Wagenheim or our company provides the other with written notice of intention not to renew at least 30 days prior to the expiration of any extension term, the agreement will automatically extend for an additional six-month period at the expiration of each extension term.

On March 15, 2005, the Compensation Committee of the Board of Directors authorized a new three-year employment and compensation arrangement with Mr. Wagenheim.  The arrangement provides for a minimum base salary of $225,000, commencing January 1, 2005.  Base salary increases, if any, for 2006 and 2007 will be reviewed annually by the Committee, which will assess officer and company performance.  The arrangement also establishes performance metrics for incentive cash compensation based on our annual business plan, whereby the amount of achievement against each objective will determine the level of incentive cash compensation for 2005.

Such metrics are divided into four categories:  (1) sales revenue, (2) income from restaurant operations, (3) income from restaurant operations less general and administrative expenses and opening expenses, and (4) earnings per share.  Depending upon performance, Mr. Wagenheim’s cash incentive compensation for 2005 would range from $0 for performance that achieved less than 95% of target performance on all measures, to $90,000 for performance that achieved 100% of target performance on all measures, to $125,550 for performance that achieved 105% or more of target performance on all measures.  Mr. Wagenheim’s performance will be assessed pursuant to the foregoing measures on a quarterly basis.  Half of any incentive cash compensation earned will be paid quarterly and the remaining half of any incentive cash compensation will be paid at year end, following a performance versus plan reconciliation.  Incentive cash compensation for 2006 and 2007 will be reviewed by the Committee at a later date as annual business plans are approved by the Board of Directors.

The Committee also authorized the issuance of a non-qualified stock option for the purchase of 150,000 shares of common stock to Mr. Wagenheim pursuant to the terms of our 2002 Equity Incentive Plan.  The options vests to the extent of 75,000 shares upon grant, 50,000 shares upon the second anniversary of the date of grant, and 25,000 shares upon the third anniversary of the date of grant.  The option is exercisable at $4.31 per share, which was the closing price of our common stock on Nasdaq on March 15, 2005.  The option expires on March 15, 2015.  The Committee will consider stock option awards for 2006 and 2007 at a later date.

The foregoing compensation arrangement will be documented in the form of a new employment agreement with Mr. Wagenheim.  In addition to the terms set forth above, we expect such agreement to contain provisions regarding non-competition and severance substantially similar to those contained in his current employment agreement.

ITEM 11                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2005, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) our Named Executive Officer (as defined herein), and (d) all executive officers and directors as a group.  Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.  Except as described elsewhere herein, we know of no agreements among our shareholders that relate to voting or investment power with respect to our common stock.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Common Stock (2)
Steven J. Wagenheim (3) (4)	2,068,763	(5)	17.4%
Arthur E. Pew III (3)	1,944,551	(6)	16.5%
William E. Burdick (3)	1,707,750	(7)	14.7%
Brewing Ventures LLC	1,662,500		14.3%
Bluestem Capital Partners III Limited Partnership (8)	1,481,780	(9)	12.8%
Perkins Capital Management, Inc. (10)	1,015,790	(11)	8.7%
Andrew J. Redleaf (12)(13)	900,956	(14)	7.6%
Eugene E. McGowan (15)(17)	860,231	(16)	7.3%
Whitebox Intermarket Partners, L.P.(13)	646,153	(14)	5.5%
Granite Partners LLC (17)	595,753	(18)	5.1%
Timothy R. Cary	218,000	(19)	1.8%
Dermot F. Rowland	113,381	(20)	*
Bruce H. Senske	103,033	(21)	*
James G. Gilbertson	75,000	(22)	*
James J. Hughes	25,000	(19)	*
All directors and executive officers as a group (10 persons) (23)	7,155,709	(24)	56.2%

*	Represents less than one percent.

(1)	Unless otherwise indicated, the address of each shareholder is c/o Granite City Food & Brewery Ltd., 5831 Cedar Lake Road, St. Louis Park, Minnesota 55416.
(2)

Percentage of common stock is based on 11,602,067 shares of common stock issued and outstanding on March 15, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 15, 2005. Shares issuable pursuant to the exercise of warrants and the exercise of options are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(3)

Messrs. Wagenheim, Pew and Burdick, three members of our board of directors, are members of Brewing Ventures LLC who collectively own 75% of its membership interests. As a result, they may be deemed to be the indirect beneficial owners of the securities it holds. The number of shares reported herein as beneficially owned by such individuals includes securities held by Brewing Ventures.

(4)

Mr. Wagenheim owns 70% of New Brighton Ventures, Inc. As a result, he may be deemed to be the indirect beneficial owner of the securities it holds. The number of shares reported herein as beneficially owned by Mr. Wagenheim includes securities held by New Brighton Ventures.

(5)	Includes 155,000 shares purchasable by Mr. Wagenheim pursuant to the exercise of options and 130,053 shares purchasable by New Brighton Ventures pursuant to the exercise of Class A Warrants.
(6)

Includes (a) 100 shares owned by Mr. Pew’s spouse, (b) 400 shares owned by trusts for the benefit of Mr. Pew’s grandchildren, over which Mr. Pew is sole trustee, (c) 104,045 shares purchasable by Mr. Pew pursuant to the exercise of Class A Warrants, (d) 60,000 shares purchasable by Mr. Pew pursuant to the exercise of options, (e) 107 shares purchasable pursuant to the exercise of Class A Warrants owned by Mr. Pew’s spouse, and (f) 429 shares purchasable pursuant to the exercise of Class A Warrants owned by trusts for the benefit of Mr. Pew’s grandchildren, over which Mr. Pew is sole trustee.

(7)	Includes 45,250 shares purchasable by Mr. Burdick pursuant to the exercise of options.
(8)	The address of this shareholder is 122 South Phillips Avenue, Suite 300, Sioux Falls, SD 57104.
(9)	As set forth in schedule 13D/A filed with the Securities and Exchange Commission by Bluestem Capital Partners III Limited Partnership on February 24, 2005.
(10)	The address of this shareholder is 730 East Lake Street, Wayzata, MN 55391.
(11)

As set forth in Schedule 13G filed with the Securities and Exchange Commission by Perkins Capital Management, Inc. on February 10, 2005. The Schedule 13G reports that these shares are owned by investment advisory clients of Perkins Capital Management, Inc. The Schedule 13G reports that these shares represent: (1) 441,535 shares over which such entity has sole voting power and (2) 1,015,790 shares over which such entity has sole dispositive power.

(12)

Based upon his Schedule 13G, filed December 9, 2004, Mr. Redleaf has beneficial ownership or control of Whitebox Intermarket Partners. The number of shares reported herein as beneficially owned by Mr. Redleaf includes securities held by Whitebox.

(13)	The address of this shareholder is 3033 Excelsior Blvd., Suite 300, Minneapolis, MN 55416.
(14)	Includes 184,615 shares purchasable by Whitebox upon the exercise of warrants.
(15)

Mr. McGowan, a member of our board of directors, has business relationships with Granite Partners, L.L.C., Brew Buddies, L.L.C. and Brew Master, L.L.C. such that he may be deemed to be the indirect beneficial owner of the securities held by such entities. The number of shares reported herein as beneficially owned by Mr. McGowan therefore includes (a) 5,303 shares held by Brew Buddies, (b) 147,648 shares held by Brew Master, and (c) the number of shares reported herein as beneficially owned by Granite Partners.

(16)	Includes 30,000 shares purchasable by Mr. McGowan pursuant to the exercise of stock options.
(17)	The address of this shareholder is 308 E. Pennbrook Circle, Sioux Falls, SD 57108.
(18)	Includes 170,215 shares purchasable by Granite Partners pursuant to the exercise of warrants.
(19)	Consists of shares purchasable upon the exercise of stock options.
(20)	Includes 6,400 shares purchasable by Mr. Rowland pursuant to the exercise of warrants and 15,000 shares purchasable by Mr. Rowland pursuant to the exercise of stock options.
(21)

Includes (a) 6,706 shares purchasable by Mr. Senske pursuant to the exercise of Class A Warrants, (b) 60,000 shares purchasable by Mr. Senske pursuant to the exercise of stock options, and (c) 4,308 shares purchasable by Mr. Senske pursuant to the exercise of warrants.

(22)	Includes 60,000 shares purchasable by Mr. Gilbertson pursuant to the exercise of stock options.
(23)	Includes securities held by Brew Buddies, Bluestem, Brewing Ventures, Brew Master, Granite Partners, New Brighton Ventures, Mr. Pew’s spouse, and trusts for the benefit of Mr. Pew’s grandchildren.
(24)

Includes (a) 241,340 shares purchasable pursuant to the exercise of Class A Warrants, (b) 180,923 shares purchasable pursuant to the exercise of warrants, and (c) 708,250 shares purchasable upon the exercise of options.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,102,500		$3.12	892,787	(1)
Equity compensation plans not approved by security holders	714,246	(2)	$3.12	0
Total	1,816,746		$3.12	892,787

(1)           Represents (a) 35,500 shares remaining available for future issuance under our 1997 Stock Option Plan; (b) 240,000 shares remaining available for future issuance under our 1997 Director Stock Option Plan; and (c) 617,287 shares remaining available for future issuance under our 2002 Equity Incentive Plan.  On January 1st of each year, commencing with year 2003, the aggregate number of shares of stock that may be awarded under the 2002 Equity Incentive Plan automatically increases by the greater of (a) 80,000 shares of stock or (b) 2.0% of the outstanding shares of stock on such date.

(2)           Represents (a) an aggregate of 58,500 shares of common stock underlying ten-year options exercisable at $1.65 per share issued on December 27, 2001, to certain employees, including three executive officers who also served as directors; (b) an aggregate of 20,000 shares of common stock underlying ten-year options exercisable at $2.45 per share issued on February 11, 2003 to a former executive officer who also served as a director; (c) an aggregate of 87,670 units underlying five-year warrants exercisable at $4.61 per unit originally issued on June 10, 2000, pursuant to the terms of an underwriting agreement, as adjusted; (d) an aggregate of 288,162 shares of common stock underlying five-year warrants exercisable at $1.58 per share, 214,327 of which were originally issued in the fourth quarter of 2002 and 73,835 of which were issued in the first half of 2003, pursuant to the terms of an agency agreement; (e) an aggregate of 130,730 shares of common stock underlying five-year warrants exercisable at $5.00 per share, 29,618 of which were originally issued September 17, 2004 and 101,112 of which were issued November 4, 2004; and (f) an aggregate of 12,000 shares of common stock underlying five-year warrants exercisable at $2.85 per share, an aggregate of 10,000 shares of common stock underlying five-year warrants exercisable at $3.40 per share, an aggregate of 8,000 shares of common stock underlying five-year warrants exercisable at $4.40 per share and an aggregate of 5,000 shares of common stock underlying five-year warrants exercisable at $5.40 per share pursuant to the terms of a financial advisory services agreement.

ITEM 12                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Wagenheim and Burdick have personally guaranteed the lease on our restaurant in St. Cloud, Minnesota, and the lease on our restaurant in Sioux Falls, South Dakota.  In July 2001, Messrs. Wagenheim, Burdick and Pew personally guaranteed the $1.5 million loan we obtained to finance our restaurant in Fargo, North Dakota.  In connection with the guaranties of the loan, we entered into an agreement concerning guaranty with Messrs. Wagenheim, Burdick and Pew which provides, among other things, that our company, Mr. Wagenheim and Mr. Burdick, jointly and severally, agree to indemnify and hold Mr. Pew harmless from any liabilities which he may claim by reason of his guaranty of our indebtedness, and that we will indemnify Mr. Wagenheim and Mr. Burdick from any liabilities they may incur by reason of their guaranties of our indebtedness.  We have further agreed that we will not, without Mr. Pew’s consent, modify the terms and conditions of the loan, default in payment of obligations under the loan agreement or incur additional indebtedness other than indebtedness under the loan, ordinary trade debt or other indebtedness incurred in the ordinary course of business, not to exceed $100,000 at any time.  The agreement also contains other customary covenants and covenants that we will use our best efforts to refinance the $1.5 million of indebtedness by January 1, 2006 and that we will use our best efforts to obtain a release of Mr. Pew from the guaranty by that date.  If we have not released Mr. Pew from the obligation by January 1, 2006, we are obligated to pay him a monthly guaranty fee beginning in February 2006 in the amount of $1,000, until he is released from the obligation.  At a meeting held in March 2004, our board of directors agreed to compensate Mr. Wagenheim for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of such compensation is calculated based on 3% of the weighted average daily balances of such loans at the end of each monthly accounting period.  As of December 28, 2004, we had paid $21,660 and accrued $14,894 of such fees.

During the fourth quarter of 2002, in connection with our private placement to accredited investors, Bluestem purchased shares of Series A Convertible Preferred Stock convertible into an aggregate of 1,265,820 shares of common stock and warrants to purchase an aggregate of 632,908 shares of common stock for a total consideration of $2,000,000.  We reimbursed Bluestem for legal expenses in connection with such purchases.  Due to the foregoing purchase, Bluestem became a beneficial owner of more than 5% of our common stock.  Effective January 2, 2003, we contracted with Bluestem for consulting and advisory services which Bluestem provides to its portfolio companies.  Under this agreement, we paid Bluestem $25,000 for services provided in 2003 and $18,750 for services provided in 2004.  The agreement was terminated effective September 30, 2004.

In October 2002, we entered into a development agreement with Dunham relating to the development of future restaurants.  For more information regarding such arrangement, please review “Description of Business—Development Agreement.”  Donald A. Dunham, Jr., who controls Dunham, is an affiliate of Granite Partners, a significant beneficial owner of our securities.

In October 2003, Henkinn-McGowan Investments, LLC, an entity in which Eugene E. McGowan, one of our directors, is the managing member and owns a 25% interest, purchased one unit in the Cedar Rapids/Davenport Limited Partnership for $100,000.  We executed a lease with this partnership for restaurant buildings in Davenport, Iowa and Cedar Rapids, Iowa on April 3, 2003.  The Audit Committee did not approve this transaction as it was unaware of the indirect interest of Mr. McGowan in such transaction.

During the third quarter of 2004, Granite Partners, and entity over which Eugene E. McGowan exercises control as a managing member, purchased 425,538 shares and warrants for the purchase of 170,215 shares for total consideration of $1,383,000.  In addition, Whitebox Intermarket Partners, L.P. purchased 461,538 shares and warrants for the purchase of 184,615 shares for total consideration of $1,500,000.  Due to the foregoing purchases, Granite Partners and Whitebox Intermarket Partners each became beneficial owners of more than 5% of our common stock.  Also in connection with the private placement, Bruce H. Senske, one of our directors, purchased 10,769 shares and warrants for the purchase of 4,308 shares for total consideration of $35,000 and Dermot F. Rowland, one of our directors, purchased 16,000 shares and warrants for the purchase of 6,400 shares for total consideration of $52,000.

All future transactions between us and our officers, directors and principal shareholders and their affiliates will be approved by the Audit Committee of our board of directors.

ITEM 13                EXHIBITS

See “Index to Exhibits.”

ITEM 14                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Schechter Dokken Kanter Andrews & Selcer Ltd. for the years ended December 28, 2003, and December 28, 2004.

	Year Ended
	December 28, 2003	December 28, 2004

Audit fees (1)	$47,003	$59,408
Audit-related fees (2)	1,455	6,000
Tax fees (3)	4,500	5,550
All other fees (4)	1,750	785
Total Fees	$54,708	$71,743

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

(4)           All other fees consist of fees billed for time spent assisting us with a payroll tax issue in 2003 and a financing issue in 2004.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 24, 2005.

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

Signature	Title	Date

/s/ Steven J. Wagenheim	President, Chief Executive Officer	March 24, 2005
Steven J. Wagenheim	and Director (Principal Executive
Officer)

/s/ Monica A. Underwood	Interim Chief Financial Officer and	March 24, 2005
Monica A. Underwood	Corporate Controller (Principal Financial
Officer and Principal Accounting Officer)

/s/ William E. Burdick	Chairman of the Board, Brewmaster	March 24, 2005
William E. Burdick	and Director

/s/ Arthur E. Pew III	Director	March 24, 2005
Arthur E. Pew III

/s/ James G. Gilbertson	Director	March 24, 2005
James G. Gilbertson

/s/ Bruce H. Senske	Director	March 24, 2005
Bruce H. Senske

/s/ Eugene E. McGowan	Director	March 24, 2005
Eugene E. McGowan

/s/ Dermot F. Rowland	Director	March 24, 2005
Dermot F. Rowland

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).
3.2	By-laws of the Registrant.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.3	Form of Warrant Agreement (incorporated by reference to our Registration Statement of Form SB-2/A, filed on May 15, 2000 (File No. 333-93459)).
4.4	Specimen unit certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.5	Amendment No. 1 to Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
10.2

Granite City Food & Brewery Ltd. 1997 Director Stock Option Plan, as amended effective November 4, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2004 (File No. 0-29643)).

10.3

Granite City Food & Brewery Ltd. 2002 Equity Incentive Plan, as amended effective November 4, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2004 (File No. 0-29643)).

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

10.17

Form of Common Stock Purchase Warrant issued to Aethlon Capital, LLC and NDX Financial Services (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).

10.18

Development Agreement between Donald A. Dunham, Jr. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).

10.19

Assignment Agreement among Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).

10.20	Correspondence from Dunham Capital Management, L.L.C., dated March 17, 2003 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).
10.21	Form of Common Stock Purchase Warrant issued to R.J. Steichen & Company (incorporated by reference to our Registration Statement on Form SB-2/A, filed on May 15, 2000 (File No. 333-93459)).
10.22

Form of Non-Qualified Stock Option Agreement between the Registrant and certain employees of the Registrant, dated December 27, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 0-29643)).

10.23

Loan Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 0-29643)).

10.24

Term Note for the principal sum of $750,000 issued by Granite City Food & Brewery Ltd., Maker, to First National Bank, Payee, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 0-29643)).

10.25

Security Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 0-29643)).

10.26

Business Loan Agreement between Granite City Food & Brewery Ltd. and First National Bank, dated April 14, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 3, 2004 (File No. 0-29643)).

10.27

Promissory Note for the principal sum of $750,000 issued by Granite City Food & Brewery Ltd., Borrower, to First National Bank, Lender, dated April 14, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 3, 2004 (File No. 0-29643)).

10.28

Commercial Guarantee Agreement between Granite City Food & Brewery Ltd., Borrower, First National Bank, Lender, and Steven J. Wagenheim, Guarantor, dated April 14, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 3, 2004 (File No. 0-29643)).

10.29

Securities Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated September 17, 2004. (incorporated by reference to our Registration Statement on Form S-3, filed October 15, 2004 (File
No. 333-119768)).

10.30

Lease - Business Property Agreement between the Registrant and Ellsworth Development Corp., dated December 13, 2004 (incorporated by reference to our Current Report on Form 8-K, filed December 14, 2004 (File No. 000-29643)).

10.31	Form of Non-qualified Stock Option Agreement under the Company’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.32	Form of Stock Option Agreement under the Company’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.33	Form of Stock Option Agreement under the Company’s 1997 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.34	Form of Non-qualified Stock Option Agreement under the Company’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.35	Form of Incentive Stock Option Agreement under the Company’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
23	Consent of Independent Auditors.
24	Powers of Attorney (included on signature page to Form 10-KSB).
31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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