Form 10QSB
period 2005-03-29
GRANITE CITY FOOD & BREWERY LTD
filed 2005-05-09
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒                                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2005

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

Yes ☒  No ☐.

As of May 4, 2005, the issuer had outstanding 11,620,067 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒.

i

PART I                               FINANCIAL INFORMATION

ITEM 1                                Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEETS

	December 28, 2004	March 29, 2005
	(audited)	(unaudited)
ASSETS:
Current assets:
Cash	$9,297,247	$7,739,907
Inventory	190,897	190,897
Prepaids and other	335,435	223,450
Total current assets	9,823,579	8,154,254

Property and equipment, net	21,950,428	23,001,855
Intangible assets and other	394,950	394,178
Total assets	$32,168,957	$31,550,287

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$654,334	$431,847
Accrued expenses	2,179,017	1,674,813
Deferred rent incentive, current portion	30,000	30,000
Long-term debt, current portion	226,283	229,991
Capital lease obligations, current portion	517,232	578,684
Total current liabilities	3,606,866	2,945,335

Deferred rent incentive, net of current portion	400,000	392,500
Long-term debt, net of current portion	2,504,310	2,444,739
Capital lease obligations, net of current portion	11,775,436	12,230,282
Total liabilities	18,286,612	18,012,856

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 11,601,067 and 11,620,067 shares issued and outstanding at December 28, 2004 and March 29, 2005, respectively	116,011	116,201
Additional paid-in capital	20,717,101	20,796,363
Accumulated deficit	(6,950,767)	(7,375,133)
Total shareholders’ equity	13,882,345	13,537,431

Total liabilities and shareholders’ equity	$32,168,957	$31,550,287

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2004	March 29, 2005

Restaurant revenues	$6,139,367	$7,870,335

Cost of sales:
Food, beverage and retail	1,876,115	2,355,388
Labor	2,043,221	2,713,753
Direct and occupancy	1,111,358	1,482,815
Total cost of sales	5,030,694	6,551,956

Pre-opening	264,974	7,713
General and administrative	588,584	952,353
Depreciation and amortization	330,040	444,396

Operating loss	(74,925)	(86,083)

Interest:
Income	3,971	38,261
Expense	(232,173)	(323,989)
Other expense, net	—	(10,843)
Net other expense	(228,202)	(296,571)

Net loss	(303,127)	(382,654)
Less preferred stock dividends declared	(347,106)	—
Net loss available to common shareholders	$(650,233)	$(382,654)

Loss per common share, basic and diluted	$(0.16)	$(0.03)

Weighted average shares outstanding, basic and diluted	4,132,933	11,614,276

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2004	March 29, 2005

Cash flows from operating activities:
Net loss	$(303,127)	$(382,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330,040	444,396
Stock option/warrant compensation	6,390	6,390
Loss on disposal of asset	—	10,843
Rent incentive	—	(7,500)
Decrease (increase) in:
Inventory	(23,121)	—
Prepaids and other	(40,105)	111,985
Increase (decrease) in:
Accounts payable	(179,970)	(212,564)
Accrued expenses	(261,748)	(463,136)
Net cash used in operating activities	(471,641)	(492,240)

Cash flows from investing activities:
Purchase of:
Property and equipment	(1,100,170)	(861,704)
Intangible assets and other	(18,366)	(4,113)
Net cash used in investing activities	(1,118,536)	(865,817)

Cash flows from financing activities:
Payments on capital lease obligations	(106,339)	(133,702)
Payments on long term-debt	(38,907)	(55,863)
Payment of dividends	(36)	(41,068)
Proceeds from issuance of long term-debt	750,000	—
Proceeds from issuance of stock	49,982	31,350
Net cash provided by (used in) financing activities	654,700	(199,283)

Net decrease in cash	(935,477)	(1,557,340)
Cash, beginning	1,439,960	9,297,247
Cash, ending	$504,483	$7,739,907

Supplemental disclosure of non-cash investing and financing activities:
Land and buildings acquired under capital lease agreements	$1,850,000	$650,000
Equipment purchased and included in accounts payable	$4,871	$9,923

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen weeks ended March 28, 2004 and March 29, 2005

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

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen weeks ended March 28, 2004 and March 29, 2005 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at March 29, 2005 and the results of operations and cash flows for the thirteen week periods ended March 28, 2004 and March 29, 2005 have been made. Those adjustments consist only of normal and recurring adjustments.

The balance sheet at December 28, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 28, 2004, filed with the Securities and Exchange Commission on March 24, 2005.

The results of operations for the thirteen weeks ended March 29, 2005 are not necessarily indicative of the results to be expected for the entire year.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less the sum of preferred stock dividends declared, by the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with related proceeds.  Calculations of the Company’s net loss per common share for the thirteen weeks ended March 28, 2004 and March 29, 2005 are set forth in the following table:

	Thirteen Weeks Ended
	March 28, 2004	March 29, 2005

Net loss	$(303,127)	$(382,654)
Less dividends declared	(347,106)	—
Net loss available to common shareholders	$(650,233)	$(382,654)

Loss per common share, basic and diluted	$(0.16)	$(0.03)

Weighted average shares outstanding, basic and diluted	4,132,933	11,614,276

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

	Thirteen Weeks Ended
	March 28, 2004	March 29, 2005
Net loss:
As reported	$(303,127)	$(382,654)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(153,692)	$(189,080)
Pro forma	$(456,819)	$(571,734)

Net loss per common share
Basic and diluted as reported	$(0.16)	$(0.03)
Basic and diluted pro forma	$(0.19)	$(0.05)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2004	2005
Dividend yield	None	None
Expected volatility	72.9%	37.6%
Expected life of option	5-10 years	5-10 years
Risk-free interest rate	3.8%	3.6%-4.5%

3.              Change in capitalization:

Exercise of warrants and options:

On January 3, 2005, an employee of the Company exercised a stock option for the purchase of 1,000 shares of common stock at an exercise price of $1.65 per share.  These options were issued pursuant to the 1997 Stock Option Plan.

On January 27, 2005, a former employee of the Company exercised a stock option for the purchase of 18,000 shares of common stock at an exercise price of $1.65 per share.  These options were issued outside the Company’s plans.

Dividends:

On November 4, 2004, the last day shares of the Company’s Series A Convertible Preferred Stock were outstanding, the Company, pursuant to the terms of the preferred stock, authorized cash payment of dividends to holders of its preferred stock as of that date.  Such dividends aggregated $41,068 and were paid on December 31, 2004.

4.              Line of credit:

In September 2004, the Company entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution.  The Company incurred no interest and borrowed no money against this line in the first quarter of 2005.  In April 2005, the Company terminated this line of credit agreement.

5.              Reclassification:

As of March 29, 2005, the Company has reclassified certain of its restaurant operating costs relating to complimentary and employee meals from operating expenses to a contra-revenue account. This reclassification has no effect on net loss or accumulated deficit.  The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each period affected. For the quarter ended March 28, 2004, the reclassification totaled $153,504.

ITEM 2                  Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 28, 2004, filed with the Securities and Exchange Commission on March 24, 2005, for additional factors known to us that may cause actual results to vary.

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

In 2001, we developed a patent-pending brewing process called Fermentus Interruptus™.  We believe that Fermentus Interruptus improves the economics of our microbrewing process as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  In December 2004 we entered into a lease agreement for a building which will facilitate the initial stage of our brewing process, the production of wort.  The non-alcoholic wort produced at this facility will be transported via truck to the fermentation vessels at each of our restaurants where the brewing process will be completed.  We believe this commissary brewing process will allow us to service approximately 30 restaurant locations from one wort production site.  We are evaluating strategies to capitalize on Fermentus Interruptus, including licensing of our brewing technology.

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

Our restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items, such as cigarettes and promotional items, typically represents approximately 0.3% to 1.4% of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research.  Depreciation and amortization includes depreciation on capital expenditures.  Other income and expense represents the cost of interest on debt and capital leases, interest income on invested assets and loss on disposal of assets.

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen weeks ended March 28, 2004 and March 29, 2005.

	Thirteen Weeks Ended
	March 28, 2004	March 29, 2005

Restaurant revenues	100.0%	100.0%

Cost of sales:
Food, beverage and retail	30.6	29.9
Labor	33.3	34.5
Direct and occupancy	18.1	18.8
Total cost of sales	81.9	83.2

Pre-opening	4.3	0.1
General and administrative	9.6	12.1
Depreciation and amortization	5.4	5.6

Operating loss	(1.2)	(1.1)

Interest:
Income	0.1	0.5
Expense	(3.8)	(4.1)
Other expense, net	—	(0.1)
Net other expense	(3.7)	(3.8)

Net loss	(4.9)%	(4.9)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

This discussion and analysis is based upon our financial statements, which were prepared in conformity with generally accepted accounting principles in the United States of America.  These principles require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  We have identified the following critical accounting policies and estimates utilized by management in the preparation of our financial statements:

Property and equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from three to 20 years.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  We review property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired pursuant to Statement of Financial Accounting Standard (SFAS) No. 144.  We base this assessment upon the carrying value versus the fair market value of the asset and whether that difference is recoverable.  Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances, including the physical condition of the asset.

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

Results of Operations for the Thirteen Weeks Ended March 28, 2004 and March 29, 2005

Revenue

We generated $6,139,167 and $7,870,335 of revenues during the first quarter of 2004 and 2005, respectively.  The thirteen weeks ended March 29, 2005 included 104 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated.  The thirteen weeks ended March 28, 2004 included only 74 restaurant weeks.  The increase in sales of 28.2% for these periods was primarily the result of 30 additional restaurant weeks in the first quarter of 2005.

Due to increased demand fostered by the publicity surrounding the opening of a new restaurant, that restaurant typically experiences a temporary period of high revenues immediately following its opening (the “honeymoon effect”).  During the first quarter of 2004, we had three restaurants experiencing the honeymoon effect while no restaurants were in this honeymoon period in the first quarter of 2005.  As such, average weekly sales decreased from $82,964 to $75,676 per week.  Comparable restaurant sales, which include restaurants in operation over 18 months, decreased 5.7%.  As of March 29, 2005, three restaurants were included in comparable restaurant sales.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at our locations during the summer months.  Due to the honeymoon effect, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Restaurant Costs

Food and Beverage

Our food and beverage costs decreased by 0.7% as a percentage of revenues during the first quarter of 2005 compared to the first quarter of 2004.  The decrease we experienced was due primarily to more staff members becoming familiar with our operations since our most recent restaurant opening in June 2004.

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

Labor

Our labor costs increased 1.2% as a percentage of revenues during the first quarter of 2005 from that experienced in the first quarter of 2004.  This increase in labor costs was due to the increases we have experienced in health and workers compensation insurance expenses.

We expect that labor costs will vary as we add new restaurants.  Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expense at our new units.  Our management believes that retaining good employees and more experienced staff ensures high quality guest service and reduces hiring and training costs.

Direct and Occupancy

Our direct and occupancy expenses increased 0.7% as a percentage of revenues during the first quarter of 2005 from that experienced in the first quarter of 2004.  Operating supplies, rent and occupancy costs, repairs and maintenance, advertising and restaurant-level administrative expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable.  This increase in direct and occupancy expense was due primarily to the increase in utilities expense, particularly natural gas.

Pre-Opening Costs

Pre-opening costs during the first quarter of 2004 related to our Davenport restaurant which opened in January 2004, while the pre-opening costs in the first quarter of 2005 related to our Wichita restaurant which we anticipate opening in July 2005.  Based upon the costs of labor, travel, lodging and training incurred prior to opening, we expect pre-opening expenses to average between $275,000 and $300,000 per unit.  Such costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $363,769, or 2.5% as a percent of revenue, during the first quarter of 2005 compared to the first quarter of 2004.  In order to retain and recruit core management and further build our infrastructure to facilitate growth, we incurred increased expenses primarily related to payroll, employee benefits, recruiting and relocation.  Additionally, our professional fees, including investor relations, legal and accounting increased in the first quarter of 2005 over the first quarter of 2004.

We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we build our infrastructure to adequately sustain operations through our aggressive expansion schedule.  The anticipated additional restaurant revenues associated with further expansion are expected to result in greater economies of scale for our corporate expenses in the long term.

Depreciation and Amortization

Depreciation and amortization expense increased $114,356 in the first quarter of 2005 compared to the first quarter of 2004 due to depreciation related to the restaurants opened after the first quarter of 2004.  As a percentage of revenues, depreciation expense increased 0.2% from the first quarter of 2004 to the first quarter of 2005.

Other Income and Expense

Interest expense increased $91,816 in the first quarter of 2005 compared to the first quarter of 2004 due to an increase in debt and capital leases as a result of additional units.  Interest income increased $34,290 over the same period due to interest earned on cash obtained from the sale of our securities in September 2004.  Management expects interest expense will increase and interest income will decrease as we pursue our three year expansion schedule.  As we remodeled our three older restaurants to mirror the prototype units, we recorded a $10,843 loss on assets which had not been fully depreciated.

Liquidity and Capital Resources

We have funded our capital requirements since inception through sales of securities, building and equipment leases, debt financing and cash flow from operations.  As of March 29, 2005, we had net working capital of $5,208,919 compared to net working capital of $6,216,713 at December 28, 2004.

During the quarter ended March 29, 2005, we used $492,240 of net cash in operating activities, $865,817 in net cash to purchase equipment and other assets primarily for our wort production facility and our Wichita restaurant, and made payments aggregating $189,565 on our debt and capital lease obligations.  Additionally, during the first quarter of 2005, we paid cash dividends to shareholders of our preferred stock aggregating $41,068 and received net cash of $31,350 from the issuance of our common stock upon the exercise of options.

During first quarter of 2004, the issuance of our common stock upon the exercise of warrants provided us $49,982 of net cash and proceeds from long-term debt provided us $750,000 of cash.  We used $471,641 of cash in operating activities, $1,118,536 to purchase equipment and other assets primarily for our Davenport, Lincoln and Minneapolis restaurants, and made payments on our debt and capital lease obligations aggregating $145,246.

Using the proceeds from our 2004 private placement, we continue to expand into markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to develop four additional restaurants in 2005, six additional restaurants in 2006 and eight additional restaurants in 2007.  We are utilizing the multi-site development agreement we entered into in October 2002 with Dunham Capital Management L.L.C. (“Dunham”) to facilitate this expansion plan.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, L.L.C., a beneficial owner of a significant percentage of our securities.  Under this agreement, our developer provides us assistance in site selection, construction management and restaurant financing for new restaurants.

As part of our expansion strategy, we will continue using the prototype model we developed and used for our five most recently constructed restaurants.  We anticipate that each of these prototypical restaurants will require an investment by our developer of approximately $3.5 million to $4.0 million each for land, building and equipment.  We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. Under our development agreement, we will lease each new restaurant from our developer.  We anticipate that pre-opening expenses and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.6 million per unit.

In February 2005, we commenced leasing a building in Ellsworth, Iowa which is being constructed in accordance with our specifications from an unrelated third party. This building will be used to facilitate the initial stage of our Fermentus Interruptus brewing process, the production of wort.  We have the option to purchase the facility at any time during the lease term for one dollar plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.  As such, the lease is classified as a capital lease.

With cash generated from operations, proceeds from our 2004 private placement and equipment financing, management believes that we will have sufficient funds to pursue our business strategy over the next three years.  If we do not generate the cash needed from operations and/or are not able to obtain suitable equipment financing, which we anticipate requiring for one out of every two restaurants we open, we may have reduce or delay our planned expansion.

Commitments and Contingent Liabilities

Operating and Capital Leases:

As of March 29, 2005, we had seven land and building lease agreements.  One of these leases expires in 2019, one in 2020, two in 2023, and the remaining three expire in 2024, all with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.  As of March 29, 2005, future obligations relating to the land portion of these seven leases aggregated $15,177,292 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  Future obligations relating to the building portion of these seven leases aggregated $23,164,526 as of March 29, 2005.

In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant.  As of March 29, 2005, future obligations under the terms of this lease aggregated $1,197,800 plus percentage rent.

In December 2004, we entered into a land and building lease agreement to be used as a wort production facility.  This ten-year lease commenced February 1, 2005 and is classified as a capital lease as it contains a bargain purchase option.  As of March 29, 2005, future obligations under the terms of this lease aggregated $849,604.

As of March 29, 2005, we have additional capital lease obligations outstanding aggregating $646,471 for equipment leases expiring in 2008, and an operating lease obligation outstanding of $26,800 for a lease expiring in 2005 for office space.

Personal Guaranties:

Certain of our directors have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of annual compensation is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  As of March 29, 2005, $24,571 of loan guarantee fees were included as a liability on our balance sheet, $9,677 of which was accrued during the first quarter of 2005.

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

Development Agreement:

We have entered into a development agreement with Dunham for the development of our restaurants.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  As of March 29, 2005, five restaurants had been constructed for us under this development agreement.

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

Summary of Contractual Obligations:

The following table summarizes our obligations under contractual agreements as of March 29, 2005 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such amounts have not yet been determined.  In addition, whether or not we would incur any additional expense on our employment agreement with Mr. Wagenheim depends upon the existence of a change in control of the company.  Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, principal	$2,674,730	$170,420	$1,788,123	$469,763	$246,424
Interest on long-term debt	460,776	149,085	242,356	61,245	8,090
Capital lease obligations, including interest	24,660,602	1,235,493	3,083,365	2,796,336	17,545,407
Operating lease obligations, including interest	16,401,892	726,373	1,876,663	1,891,922	11,906,934
Loan guarantee	148,233	61,153	55,170	28,581	3,330
Total obligations	44,346,233	2,342,524	7,045,677	5,247,847	29,710,185

Based on our working capital position at March 29, 2005, we believe we have sufficient working capital to meet our current obligations.

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

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3	Defaults upon Senior Securities

Not applicable.

ITEM 4	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5	Other Information

On May 4, 2005, we announced that our board of directors had extended the expiration date of our Class A Warrants through 5:00 p.m., Minneapolis time, on December 15, 2005. As a consequence, our publicly traded units, each consisting of one share of common stock and one Class A Warrant, will also remain in existence through this new expiration date.

ITEM 6	Exhibits

See “Index to Exhibits.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date: May 9, 2005	By:	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 2 to Warrant Agreement (including Specimen Class A Warrant certificate).

10.2	Form of Non-qualified Stock Option Agreement under the Company’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.3	Form of Stock Option Agreement under the Company’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.4	Form of Stock Option Agreement under the Company’s 1997 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.5	Form of Non-qualified Stock Option Agreement under the Company’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.6	Form of Incentive Stock Option Agreement under the Company’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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