Form 10KSB/A
period 2004-12-28
GRANITE CITY FOOD & BREWERY LTD
filed 2005-07-20
CIK 1048620

UNITED STATES
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

PART III

ITEM 11	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SIGNATURES

INDEX TO EXHIBITS

i

ITEM 11                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2005, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) our Named Executive Officers (as defined herein), and (d) all executive officers and directors as a group.  Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.  Except as described elsewhere herein, we know of no agreements among our shareholders that relate to voting or investment power with respect to our common stock.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Common Stock (2)
Steven J. Wagenheim (3) (4)	2,068,763	(5)	17.4%
Arthur E. Pew III (3)	1,944,551	(6)	16.5%
William E. Burdick (3)	1,707,750	(7)	14.7%
Brewing Ventures LLC	1,662,500		14.3%
Bluestem Capital Partners III Limited Partnership (8)	1,481,780	(9)	12.8%
Perkins Capital Management, Inc. (10)	1,015,790	(11)	8.7%
Andrew J. Redleaf (12)(13)	900,956	(14)	7.6%
Eugene E. McGowan (15)(17)	854,928	(16)	7.2%
Whitebox Intermarket Partners, L.P.(13)	646,153	(14)	5.5%
Granite Partners LLC (17)	595,753	(18)	5.1%
Timothy R. Cary	218,000	(19)	1.8%
Dermot F. Rowland	113,381	(20)	*
Bruce H. Senske	103,033	(21)	*
James G. Gilbertson	75,000	(22)	*
James J. Hughes	25,000	(19)	*
All directors and executive officers as a group (10 persons) (23)	3,825,406	(24)	30.0%

*	Represents less than one percent.

(1)	Unless otherwise indicated, the address of each shareholder is c/o Granite City Food & Brewery Ltd., 5831 Cedar Lake Road, St. Louis Park, Minnesota 55416.
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
(15)

Mr. McGowan, a member of our board of directors, has business relationships with Granite Partners, L.L.C. and Brew Master, L.L.C. such that he may be deemed to be the indirect beneficial owner of the securities held by such entities. The number of shares reported herein as beneficially owned by Mr. McGowan therefore includes 147,648 shares held by Brew Master and the number of shares reported herein as beneficially owned by Granite Partners.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on July 20, 2005.

GRANITE CITY FOOD & BREWERY LTD.

By	/s/ Steven J. Wagenheim
Steven J. Wagenheim
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Steven J. Wagenheim	President, Chief Executive Officer	July 20, 2005
Steven J. Wagenheim	and Director (Principal Executive
Officer)

/s/ Monica A. Underwood	Interim Chief Financial Officer and	July 20, 2005
Monica A. Underwood	Corporate Controller (Principal Financial
Officer and Principal Accounting Officer)

*	Chairman of the Board, Brewmaster
William E. Burdick	and Director

*	Director
Arthur E. Pew III

*	Director
James G. Gilbertson

*	Director
Bruce H. Senske

*	Director
Eugene E. McGowan

*	Director
Dermot F. Rowland

*	By	/s/ Monica A. Underwood	July 20, 2005
Monica A. Underwood Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-29643)).
3.2	By-laws of the Registrant.*
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.3	Form of Warrant Agreement (incorporated by reference to our Registration Statement of Form SB-2/A, filed on May 15, 2000 (File No. 333-93459)).
4.4	Specimen unit certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 0-29643)).
4.5	Amendment No. 1 to Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
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

10.31	Form of Non-qualified Stock Option Agreement under the Company’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.32	Form of Stock Option Agreement under the Company’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.33	Form of Stock Option Agreement under the Company’s 1997 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.34	Form of Non-qualified Stock Option Agreement under the Company’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.35	Form of Incentive Stock Option Agreement under the Company’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
23	Consent of Independent Auditors.*
24	Powers of Attorney (included on signature page to Form 10-KSB).
31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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