Form 10QSB
period 2005-06-28
GRANITE CITY FOOD & BREWERY LTD
filed 2005-08-10
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2005

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

Yes ☒    No ☐.

As of August 8, 2005, the issuer had outstanding 11,623,285 shares of common stock and 1,000,000 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:

Yes ☐    No ☒.

i

PART I          FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED BALANCE SHEETS

	December 28,	June 28,
	2004	2005
	(audited)	(unaudited)
ASSETS:
Current assets:
Cash	$9,297,247	$5,742,713
Inventory	190,897	190,897
Prepaids and other	335,435	332,031
Total current assets	9,823,579	6,265,641

Property and equipment, net	21,950,428	24,953,058
Intangible assets and other	394,950	396,387
Total assets	$32,168,957	$31,615,086

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$654,334	$450,837
Accrued expenses	2,179,017	1,892,987
Deferred rent, current portion	30,000	66,035
Long-term debt, current portion	226,283	233,846
Capital lease obligations, current portion	517,232	591,594
Total current liabilities	3,606,866	3,235,299

Deferred rent, net of current portion	400,000	952,912
Long-term debt, net of current portion	2,504,310	2,385,195
Capital lease obligations, net of current portion	11,775,436	12,077,182
Total liabilities	18,286,612	18,650,588

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 11,601,067 and 11,622,286 shares issued and outstanding at December 28, 2004 and June 28, 2005, respectively	116,011	116,223
Additional paid-in capital	20,717,101	20,802,730
Accumulated deficit	(6,950,767)	(7,954,455)
Total shareholders’ equity	13,882,345	12,964,498

Total liabilities and shareholders’ equity	$32,168,957	$31,615,086

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2004	2005	2004	2005

Restaurant revenues	$7,460,935	$8,534,251	$13,600,302	$16,404,588

Cost of sales:
Food, beverage and retail	2,333,702	2,532,927	4,209,817	4,888,315
Labor	2,526,463	2,875,076	4,569,684	5,588,830
Direct and occupancy	1,217,334	1,485,285	2,328,692	2,968,103
Total cost of sales	6,077,499	6,893,288	11,108,193	13,445,248

Pre-opening	483,349	220,399	748,323	228,111
General and administrative	605,478	1,179,056	1,194,062	2,131,409
Depreciation and amortization	384,970	491,388	715,010	935,784

Operating loss	(90,361)	(249,880)	(165,286)	(335,964)

Interest:
Income	221	31,085	4,192	69,346
Expense	(279,125)	(320,895)	(511,298)	(644,883)
Other expense, net	—	(39,632)	—	(50,475)
Net other expense	(278,904)	(329,442)	(507,106)	(626,012)

Net loss	(369,265)	(579,322)	(672,392)	(961,976)
Less preferred stock dividends declared	(108,710)	—	(455,816)	—
Net loss available to common shareholders	$(477,975)	$(579,322)	$(1,128,208)	$(961,976)

Loss per common share, basic and diluted	$(0.11)	$(0.05)	$(0.27)	$(0.08)

Weighted average shares outstanding, basic and diluted	4,271,439	11,621,140	4,202,186	11,617,708

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	June 27,	June 28,
	2004	2005

Cash flows from operating activities:
Net loss	$(672,392)	$(961,976)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	715,010	935,784
Stock option/warrant compensation	12,780	12,780
Loss on disposal of asset	—	50,475
Deferred rent	—	(24,009)
Decrease (increase) in:
Inventory	(100,121)	—
Prepaids and other	(122,511)	3,404
Increase (decrease) in:
Accounts payable	391,473	(239,015)
Accrued expenses	438,764	(244,962)
Net cash provided by (used in) operating activities	663,003	(467,519)

Cash flows from investing activities:
Purchase of:
Property and equipment	(1,979,625)	(2,680,688)
Intangible assets and other	(29,561)	(11,164)
Net cash used in investing activities	(2,009,186)	(2,691,852)

Cash flows from financing activities:
Payments on capital lease obligations	(223,642)	(273,892)
Payments on long term-debt	(90,985)	(111,552)
Proceeds from (payments on) line of credit, net	95,348	—
Payment of dividends	(36)	(41,068)
Proceeds from issuance of long term-debt	750,000	—
Proceeds from issuance of stock	79,977	31,349
Net cash provided by (used in) financing activities	610,662	(395,163)

Net decrease in cash	(735,521)	(3,554,534)
Cash, beginning	1,439,960	9,297,247
Cash, ending	$704,439	$5,742,713

Supplemental disclosure of non-cash investing and financing activities:
Land and buildings acquired under capital lease agreements	$5,675,128	$1,262,956
Equipment purchased and included in accounts payable	$9,884	$35,518

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and twenty-six weeks ended June 27, 2004 and June 28, 2005

1.              Nature of business and basis of presentation:

Nature of business:

Granite City Food & Brewery Ltd. (the “Company”) develops and operates casual dining restaurants featuring on-premise breweries known as Granite City Food & Brewery®, in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise.  The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first restaurant, located in St. Cloud, Minnesota, opened in July 1999.  Subsequently, the Company opened restaurants in Sioux Falls, South Dakota; Fargo, North Dakota; West Des Moines, Cedar Rapids and Davenport, Iowa; Lincoln, Nebraska; Minneapolis, Minnesota; and Wichita, Kansas.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen and twenty-six weeks ended June 27, 2004 and June 28, 2005 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at June 28, 2005 and the results of operations and cash flows for the thirteen and twenty-six week periods ended June 27, 2004 and June 28, 2005 have been made. Those adjustments consist only of normal and recurring adjustments.

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

The results of operations for the thirteen and twenty-six weeks ended June 28, 2005 are not necessarily indicative of the results to be expected for the entire year.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less the sum of preferred stock dividends declared, by the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with related proceeds.  Calculations of the Company’s net loss per common share for the thirteen and twenty-six weeks ended June 27, 2004 and June 28, 2005 are set forth in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2004	2005	2004	2005

Net loss	$(369,265)	$(579,322)	$(672,392)	$(961,976)
Less dividends declared	(108,710)	—	(455,816)	—
Net loss available to common shareholders	$(477,975)	$(579,322)	$(1,128,208)	$(961,976)

Loss per common share, basic and diluted	$(0.11)	$(0.05)	$(0.27)	$(0.08)

Weighted average shares outstanding, basic and diluted	4,271,439	11,621,140	4,202,186	11,617,708

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2004	2005	2004	2005
Net loss:
As reported	$(369,265)	$(579,322)	$(672,392)	$(961,976)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(168,831)	$(192,466)	$(322,523)	$(769,863)
Pro forma	$(538,096)	$(771,788)	$(994,915)	$(1,731,839)

Net loss per common share
Basic and diluted as reported	$(0.11)	$(0.05)	$(0.27)	$(0.08)
Basic and diluted pro forma	$(0.15)	$(0.07)	$(0.35)	$(0.15)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2004	2005
Dividend yield	None	None
Expected volatility	71.4%	46.1%
Expected life of option	5-10 years	5-10 years
Risk-free interest rate	4.8%	3.6% - 4.5%

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

On May 16, 2005, the Company issued 2,219 shares of common stock upon the cashless exercise of a warrant for the purchase of 3,955 shares of common stock originally issued April 30, 2003 to one of its agents for the private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of April 30, 2008.

Dividends:

On November 4, 2004, the last day shares of the Company’s Series A Convertible Preferred Stock were outstanding, the Company, pursuant to the terms of the preferred stock, authorized cash payment of dividends to holders of its preferred stock as of that date.  Such dividends aggregated $41,068 and were paid on December 31, 2004.

4.              Line of credit:

In September 2004, the Company entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution.  The Company incurred no interest expense and borrowed no money against this line in the first half of fiscal year 2005.  In April 2005, the Company terminated this line of credit agreement.

5.              Reclassification:

As of June 28, 2005, the Company has reclassified certain of its restaurant operating costs relating to complimentary and employee meals from operating expenses to a contra-revenue account. This reclassification has no effect on net loss or accumulated deficit.  The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each period affected. For the thirteen and twenty-six weeks ended June 27, 2004, the reclassification totaled $164,997 and $318,501, respectively.

6.              Leases

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America.  In light of this letter, the Company’s management initiated a review of its lease accounting and determined that instead of accruing rent costs during the period of constructing restaurants, the Company had accrued rent beginning as of the commencement of the lease term, which was typically the commencement of operations.  Management concluded that in order to conform its method of accounting to that set forth in the letter, it would begin accruing lease costs during the construction period and capitalize the lease costs as part of the costs of the constructed property.  As a result, the Company increased its property and equipment by $603,947, and increased its other long-term liabilities by $603,947 on its consolidated balance sheet at June 28, 2005.  The Company has determined the effects of conforming to this accounting method were not material to prior years’ financial statements or the financial statements for the first quarter of 2005.

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

Overview

We operate nine casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®.  The location of each restaurant and the month and year of its opening appear in the following chart:

Location	Opened
St. Cloud, Minnesota	Jun-99
Sioux Falls, South Dakota	Dec-00
Fargo, North Dakota	Nov-01
West Des Moines, Iowa	Sep-03
Cedar Rapids, Iowa	Nov-03
Davenport, Iowa	Jan-04
Lincoln, Nebraska	May-04
Minneapolis, Minnesota	Jun-04
Wichita, Kansas	Jul-05

We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment leases, debt financing and cash flow from operations.

The last six units were built based upon the prototype we developed in early 2003.  These units were developed under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease each new restaurant from our developer.

In September 2004, we entered into a securities purchase agreement with accredited investors for the sale of approximately $8.5 million of common stock and warrants to purchase common stock.  Using the proceeds from this private placement and equipment loans as needed, we intend to add three additional restaurants in 2005, six additional restaurants in 2006, and eight additional restaurants in 2007.  The remaining restaurants we plan to open in 2005 include sites in Kansas, Minnesota and Missouri.  We anticipate that all of these restaurants will be designed based on our 2003 prototype.

In 2001, we developed a patent-pending brewing process called Fermentus Interruptus™.  We believe that Fermentus Interruptus improves the economics of our microbrewing process as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  In December 2004, we entered into a lease agreement for a building which will facilitate the initial stage of our brewing process, the production of wort.  The non-alcoholic wort produced at this facility will be transported via truck to the fermentation vessels at each of our restaurants where the brewing process will be completed.  We believe this commissary brewing process will allow us to service approximately 30 restaurant locations from one wort production site.  We are evaluating strategies to capitalize on Fermentus Interruptus, including licensing of our brewing technology.

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

Our restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items, such as cigarettes and promotional items, typically represents approximately less than one percent of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems and training and market research.  Depreciation and amortization includes depreciation on capital expenditures.  Other income and expense represents the cost of interest on debt and capital leases, interest income on invested assets and loss on disposal of assets.

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen and twenty-six weeks ended June 27, 2004 and June 28, 2005.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2004	2005	2004	2005

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	31.3	29.7	31.0	29.8
Labor	33.9	33.7	33.6	34.1
Direct and occupancy	16.3	17.4	17.1	18.1
Total cost of sales	81.5	80.8	81.7	82.0

Pre-opening	6.5	2.6	5.5	1.4
General and administrative	8.1	13.8	8.8	13.0
Depreciation and amortization	5.2	5.8	5.3	5.7

Operating loss	(1.2)	(2.9)	(1.2)	(2.0)

Interest:
Income	—	0.4	—	0.4
Expense	(3.7)	(3.8)	(3.8)	(3.9)
Other expense, net	—	(0.5)	—	(0.3)
Net other expense	(3.7)	(3.9)	(3.7)	(3.8)

Net loss	(4.9)%	(6.8)%	(4.9)%	(5.9)%

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

Results of Operations for the Thirteen and Twenty-six Weeks Ended June 27, 2004 and June 28, 2005

Revenue

We generated $7,460,935 and $8,534,251 of revenues during the second quarter of 2004 and 2005, respectively.  During the first half of 2004 and 2005, we generated revenue of $13,600,302 and $16,404,588, respectively.  The twenty-six weeks ended June 28, 2005 included 208 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated.  The twenty-six weeks ended June 27, 2004 included 161 restaurant weeks.  The increase in sales of 20.6% for the first half of the fiscal year 2005 over the first half of fiscal year 2004 was primarily the result of 47 additional restaurant weeks in 2005.

Due to increased demand fostered by the publicity surrounding the opening of a new restaurant, that restaurant typically experiences a temporary period of high revenues immediately following its opening (the “honeymoon effect”).  During the first half of 2004, we had five restaurants experiencing the honeymoon effect while no restaurants were experiencing this honeymoon effect in the first half of 2005.  As such, average weekly sales decreased from $85,758 per week in the second quarter of 2004 to $82,060 per week in the second quarter of 2005.  Average weekly sales decreased from $84,474 per week in the first half of 2004 to $78,868 per week in the first half of 2005.  Comparable restaurant sales, which include restaurants in operation over 18 months, decreased 0.6% and 2.5% in the second quarter and first half of the year, respectively.

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

Restaurant Costs

Food and Beverage

Our food and beverage costs decreased 1.6% as a percentage of revenue from 31.3% in the second quarter of 2004 to 29.7% in the second quarter of 2005.  These costs decreased 1.2% as a percentage of revenue from 31.0% in the first half of 2004 to 29.8% in the first half of 2005.  These decreases were due primarily to more staff members becoming familiar with our operations, thereby generating less waste, since our most recent restaurant opening in June 2004.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food costs and guest preferences.  We periodically create new menu offerings and introduce new craftbrewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  As we have opened additional units, we have experienced increased purchasing power and believe we will continue to do so with additional expansion, thereby partially offsetting food and beverage cost increases and maintaining or reducing our food and beverage costs as a percentage of revenue.  Additionally, as we add new units, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality product intact while reducing production cost, thereby enhancing overall profitability.

Labor

Our labor costs expressed as a percentage of revenue decreased 0.2% from 33.9% in the second quarter of 2004 to 33.7% in the second quarter of 2005.  These costs increased 0.5% as a percentage of revenue from 33.6% in the first half of 2004 to 34.1% in the first half of 2005.  The overall increase in labor costs for the first half of 2005 was due primarily to increases in management wages, health insurance and workers compensation insurance expenses.

We expect that labor costs will vary as we add new restaurants.  Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expenses at our new units.  Our management believes that retaining good employees and more experienced staff ensures high quality guest service and reduces hiring and training costs.

Direct and Occupancy

Our direct and occupancy expenses increased 1.1% as a percentage of revenues from 16.3% in the second quarter of 2004 to 17.4% in the second quarter of 2005.  These expenses increased 1.0% from 17.1% in the first half of 2004 to 18.1% in the first half of 2005.  Operating supplies, rent and occupancy costs, repairs and maintenance, promotions and restaurant-level administrative expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable.  These increases in direct and occupancy expense were due primarily to the increase in the cost of utilities.

Pre-Opening Costs

Pre-opening costs during the first half of 2004 represented a portion of the pre-opening costs at our Davenport and Minneapolis restaurants as well as all such costs related to our Lincoln restaurant.  Pre-opening costs in the first half of 2005 related to our Wichita restaurant which we opened July 5, 2005.  Based upon the costs of labor, travel, lodging and training incurred prior to opening, we expect pre-opening expenses to average between $275,000 and $300,000 per unit.  Such costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations and financial controls and reporting.  Other general and administrative expenses include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $573,578 from $605,478 in the second quarter of 2004 to $1,179,056 in the second quarter of 2005.  Such expenses increased $937,347 from $1,194,062 in the first half of 2004 to $2,131,409 in the first half of 2005.  In order to retain and recruit core management and further build our infrastructure to facilitate growth and allow for restaurant management attrition, we incurred increased expenses primarily related to payroll, employee benefits, recruiting and relocation.  Additionally, our professional fees, including investor relations, legal and accounting increased in the first half of 2005 over the first half of 2004.

We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we build our infrastructure to adequately sustain operations through further expansion.  The anticipated additional restaurant revenues associated with further expansion are expected to result in greater economies of scale for our corporate expenses in the long term.

Depreciation and Amortization

Depreciation and amortization expense increased $106,418 during the second quarter of 2005 and $220,774 during the first half of 2005 compared to the same periods in 2004, due principally to the additional depreciation related to the newly opened restaurants. As a percentage of revenues, depreciation expense increased 0.4% from 5.3% in the first half of 2004 to 5.7% in the first half of 2005.

Other Income and Expense

Interest expense increased $41,770 and $133,585 in the second quarter and first half of 2005 compared to the second quarter and first half of 2004, respectively, due to an increase in debt and capital leases as a result of additional restaurants.  Interest income increased $30,864 and $65,154 in the second quarter and first half of 2005 compared to the second quarter and first half of 2004, respectively, due to interest earned on cash obtained from the sale of our securities in September 2004.  Management expects interest expense will increase and interest income will decrease as we pursue our three-year expansion schedule.  As we completed the remodeling of our three older restaurants to mirror the 2003 prototype, we recorded a $50,475 loss on assets which had not been fully depreciated.

Liquidity and Capital Resources

We have funded our capital requirements since inception through sales of securities, building and equipment leases, debt financing and cash flow from operations.  As of June 28, 2005, we had net working capital of $3,030,342, compared to net working capital of $6,216,713 at December 28, 2004.

During the twenty-six weeks ended June 28, 2005, we used $467,519 of net cash in operating activities, $2,691,852 in net cash to purchase equipment and other assets primarily for our wort production facility and our Wichita, Eagan and Kansas City locations, and made payments aggregating $385,444 on our debt and capital lease obligations.  Additionally, during the first quarter of 2005, we paid cash dividends to shareholders of our preferred stock aggregating $41,068 and received net cash of $31,349 from the issuance of our common stock upon the exercise of options and warrants.

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

Using the proceeds from our 2004 private placement, we continue to expand into markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to develop three additional restaurants in 2005, six additional restaurants in 2006 and eight additional restaurants in 2007.  We are utilizing the multi-site development agreement we entered into in October 2002 with Dunham Capital Management L.L.C. (“Dunham”) to facilitate this expansion plan.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, L.L.C., a beneficial owner of approximately 1.6% of our securities.  Under this agreement, our developer provides us assistance in site selection, construction management and restaurant financing for new restaurants.

As part of our expansion strategy, we will continue using the prototype model we developed in 2003 and used for our six most recently constructed restaurants.  We anticipate that each of these prototypical restaurants will require an investment by our developer of approximately $3.5 million to $4.0 million each for

land, building and equipment.    We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. Under our development agreement, we will lease each new restaurant from our developer.  We anticipate that pre-opening expenses and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.6 million per unit.

In February 2005, we commenced leasing a building in Ellsworth, Iowa which is being constructed in accordance with our specifications by an unrelated third party. This building will be used to facilitate the initial stage of our Fermentus Interruptus brewing process, the production of wort.  We have the option to purchase the facility at any time during the lease term for one dollar plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.  As such, the lease is classified as a capital lease.

In July 2005, we opened our restaurant in Wichita.   We are leasing this property from our developer under a 20-year lease agreement.   Our annual lease payments are $336,000.  This lease may be extended at our option for up to five additional five-year periods.

With cash generated from operations, proceeds from our 2004 private placement and equipment financing, management believes that we will have sufficient funds to pursue our business strategy over the next three years.  If we do not generate the cash needed from operations and/or are not able to obtain suitable equipment financing, we may have to reduce or delay our planned expansion.

Commitments and Contingent Liabilities

Operating and Capital Leases:

As of June 28, 2005, we had seven land and building lease agreements.  One of these leases expires in 2019, one in 2020, two in 2023, and the remaining three expire in 2024, all with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.  As of June 28, 2005, future obligations relating to the land portion of these seven leases aggregated $14,962,101 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  Future obligations relating to the building portion of these seven leases aggregated $22,894,345 as of June 28, 2005.

In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant.  As of June 28, 2005, future obligations under the terms of this lease aggregated $1,179,800 plus percentage rent.

In December 2004, we entered into a land and building lease agreement for a facility to be used for wort production.  This ten-year lease commenced February 1, 2005 and is classified as a capital lease as it contains a bargain purchase option.  As of June 28, 2005, future obligations under the terms of this lease aggregated $828,004.

As of June 28, 2005, we have additional capital lease obligations outstanding aggregating $572,333 for equipment leases expiring in 2008, and an operating lease obligation outstanding of $16,750 for a lease expiring in 2005 for office space.

We have entered into five separate 20-year net leases relating to future restaurants in Kansas, Missouri and Minnesota.  The annual rent for each lease will be equal to 10.5% of the sum of the construction cost and land cost.  The terms of these leases will commence when operations begin at each location.

Personal Guaranties:

Certain of our directors have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of annual compensation is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  As of June 28, 2005, $33,896 of loan guarantee fees were included as a liability on our balance sheet, $19,002 of which was accrued during the twenty-six weeks ended June 28, 2005.

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

Development Agreement:

We have entered into a development agreement with Dunham for the development of our restaurants.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  As of June 28, 2005, six restaurants had been constructed for us under this development agreement.

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

Summary of Contractual Obligations:

The following table summarizes our obligations under contractual agreements as of June 28, 2005 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such amounts have not yet been determined.  In addition, whether we would incur any additional expense on our employment agreement with Mr. Wagenheim depends upon the existence of a change in control of the company.  Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, principal	$2,619,041	$114,731	$1,788,123	$469,763	$246,424
Interest on long-term debt	423,316	98,273	255,708	61,245	8,090
Capital lease obligations, including interest	24,294,682	823,662	3,083,365	2,796,336	17,591,319
Operating lease obligations, including interest	16,158,651	483,132	1,876,663	1,891,922	11,906,934
Loan guarantee	138,556	51,475	55,170	28,581	3,330
Total obligations	$43,634,246	$1,571,273	$7,059,029	$5,247,847	$29,756,097

Based on our working capital position at June 28, 2005, we believe we have sufficient working capital to meet our current obligations.

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

ITEM 3                                                        Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

ITEM 2                                                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  On May 16, 2005, we issued 2,219 shares of common stock upon the cashless exercise of a warrant for the purchase of 3,955 shares of common stock originally issued April 30, 2003 to one of our agents for the private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of April 30, 2008.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  The certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements.  The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-KSB, Form 10-QSB, and Form 8-K, as filed with the SEC.  No discount or commission was paid in connection with the issuance of common stock upon exercise of the warrant.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: August 10, 2005	By:	/s/ Monica A. Underwood
Monica A. Underwood
Interim Chief Financial Officer and
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Executive Employment Agreement by and between the Company and Steven J. Wagenheim, dated June 15, 2005 (incorporated by reference to our Current Report on Form 8-K/A filed on June 16, 2005 (File No. 000-29643)).

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