Form 10QSB
period 2005-09-27
GRANITE CITY FOOD & BREWERY LTD
filed 2005-11-14
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5402 Parkdale Drive, Suite 101

St. Louis Park, MN 55416

(952) 215-0660

(Address of Principal Executive Offices and Issuer’s

Telephone Number, including Area Code)

5831 Cedar Lake Road

St. Louis Park, MN  55416

(952) 525-2070

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of November 3, 2005, the issuer had outstanding 12,811,739 shares of common stock and 996,100 Class A Warrants.  The number of outstanding shares of common stock includes the shares issuable upon separation of the units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format:     Yes ☐    No ☒

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 28,	September 27,
	2004	2005
ASSETS:
Current assets:
Cash	$9,297,247	$3,867,953
Inventory	190,897	236,897
Prepaids and other	335,435	416,005
Total current assets	9,823,579	4,520,855

Property and equipment, net	21,950,428	30,443,369
Intangible assets and other	394,950	399,513
Total assets	$32,168,957	$35,363,737

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$654,334	$652,266
Accrued expenses	2,179,017	2,059,277
Deferred rent, current portion	30,000	71,294
Long-term debt, current portion	226,283	237,801
Capital lease obligations, current portion	517,232	662,465
Total current liabilities	3,606,866	3,683,103

Deferred rent, net of current portion	400,000	1,040,219
Long-term debt, net of current portion	2,504,310	2,324,238
Capital lease obligations, net of current portion	11,775,436	16,154,255
Total liabilities	18,286,612	23,201,815

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 11,601,067 and 11,699,785 shares issued and outstanding at December 28, 2004 and September 27, 2005, respectively	116,011	116,998
Additional paid-in capital	20,717,101	21,000,701
Accumulated deficit	(6,950,767)	(8,955,777)
Total shareholders’ equity	13,882,345	12,161,922

Total liabilities and shareholders’ equity	$32,168,957	$35,363,737

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2004	2005	2004	2005
Restaurant revenues	$9,066,377	$9,705,060	$22,666,679	$26,109,648

Cost of sales:
Food, beverage and retail	2,819,515	2,975,397	7,029,332	7,863,715
Labor	3,096,410	3,363,775	7,666,094	8,952,604
Direct and occupancy	1,497,401	1,855,176	3,826,093	4,823,278
Total cost of sales	7,413,326	8,194,348	18,521,519	21,639,597

Pre-opening	—	297,509	748,323	525,620
General and administrative	619,888	1,312,890	1,813,950	3,444,298
Depreciation and amortization	463,263	560,600	1,178,273	1,496,384

Operating income (loss)	569,900	(660,287)	404,614	(996,251)

Interest:
Income	749	23,284	4,941	92,630
Expense	(326,070)	(364,319)	(837,368)	(1,009,202)
Other expense, net	(23,520)	—	(23,520)	(50,475)
Net other expense	(348,841)	(341,035)	(855,947)	(967,047)

Net income (loss)	221,059	(1,001,322)	(451,333)	(1,963,298)
Less preferred stock dividends declared	(108,710)	—	(564,526)	—
Net income (loss) available to common shareholders	$112,349	$(1,001,322)	$(1,015,859)	$(1,963,298)

Income (loss) per common share, basic	$0.03	$(0.09)	$(0.24)	$(0.17)

Income (loss) per common share, diluted	$0.02	$(0.09)	$(0.24)	$(0.17)

Weighted average shares outstanding, basic	4,378,774	11,653,538	4,261,048	11,629,651

Weighted average shares outstanding, diluted	9,296,411	11,653,538	4,261,048	11,629,651

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	September 26,	September 27,
	2004	2005
Cash flows from operating activities:
Net loss	$(451,333)	$(1,963,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,178,273	1,496,384
Stock option/warrant compensation	19,170	12,780
Loss on disposal of asset	23,520	50,475
Deferred rent	—	(64,224)
Decrease (increase) in:
Inventory	(100,224)	(46,000)
Prepaids and other	(125,167)	(80,570)
Increase (decrease) in:
Accounts payable	149,110	(176,136)
Accrued expenses	111,205	(78,672)
Net cash provided by (used in) operating activities	804,554	(849,261)

Cash flows from investing activities:
Purchase of:
Property and equipment	(2,278,350)	(4,135,825)
Intangible assets and other	(29,560)	(19,136)
Net cash used in investing activities	(2,307,910)	(4,154,961)

Cash flows from financing activities:
Payments on capital lease obligations	(354,257)	(445,544)
Payments on long term-debt	(144,327)	(168,554)
Proceeds from (payments on) line of credit	199,102	—
Payment of dividends	(108,783)	(41,068)
Proceeds from issuance of long term-debt	750,000	—
Proceeds from issuance of stock	1,865,999	230,094
Net cash provided by (used in) financing activities	2,207,734	(425,072)

Net increase (decrease) in cash	704,378	(5,429,294)
Cash, beginning	1,439,960	9,297,247
Cash, ending	$2,144,338	$3,867,953

Supplemental disclosure of non-cash investing and financing activities:
Land and buildings acquired under capital lease agreements	$5,675,128	$5,715,333
Equipment purchased and included in accounts payable	$85,734	$174,068

See notes to condensed financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and thirty-nine weeks ended September 26, 2004 and September 27, 2005

1.     Nature of business and basis of presentation:

Nature of business:

Granite City Food & Brewery Ltd. (the “Company”) develops and operates casual dining restaurants featuring on-premise breweries known as Granite City Food & Brewery® in selected markets throughout the United States.  The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise.  The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs.  The first restaurant, located in St. Cloud, Minnesota, opened in July 1999.  Subsequently, the Company opened restaurants in Sioux Falls, South Dakota; Fargo, North Dakota; West Des Moines, Cedar Rapids and Davenport, Iowa; Lincoln, Nebraska; Minneapolis (Maple Grove) and St. Paul (Eagan), Minnesota; and Wichita, Kansas.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Interim financial statements:

The Company has prepared the condensed financial statements for the thirteen and thirty-nine weeks ended September 26, 2004 and September 27, 2005 without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position of the Company at September 27, 2005 and the results of operations and cash flows for the thirteen and thirty-nine week periods ended September 26, 2004 and September 27, 2005 have been made. Those adjustments consist only of normal and recurring adjustments.

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

The results of operations for the thirteen and thirty-nine weeks ended September 27, 2005 are not necessarily indicative of the results to be expected for the entire year.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less the sum of preferred stock dividends declared, by the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with related proceeds.  Calculations of the Company’s net income (loss) per common share for the thirteen and thirty-nine weeks ended September 26, 2004 and September 27, 2005 are set forth in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2004	2005	2004	2005
Net income (loss)	$221,059	$(1,001,322)	$(451,333)	$(1,963,298)
Less dividends declared	(108,710)	—	(564,526)	—
Net income (loss) available to common shareholders	$112,349	$(1,001,322)	$(1,015,859)	$(1,963,298)

Income (loss) per common share, basic	$0.03	$(0.09)	$(0.24)	$(0.17)

Income (loss) per common share, diluted	$0.02	$(0.09)	$(0.24)	$(0.17)

Weighted average shares outstanding, basic	4,378,774	11,653,538	4,261,048	11,629,651

Weighted average shares outstanding, diluted	9,296,411	11,653,538	4,261,048	11,629,651

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2004	2005	2004	2005
Net income (loss):
As reported	$221,059	$(1,001,322)	$(451,333)	$(1,963,298)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(147,677)	$(446,552)	$(470,199)	$(828,097)
Pro forma	$73,382	$(1,447,874)	$(921,532)	$(2,791,395)

Net income (loss) per common share
Basic as reported	$0.03	$(0.09)	$(0.24)	$(0.17)
Basic pro forma	$(0.01)	$(0.24)	$(0.35)	$(0.12)
Diluted, as reported	$0.02	$(0.09)	$(0.24)	$(0.17)
Diluted, pro forma	$0.01	$(0.24)	$(0.35)	$(0.12)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2004	2005
Dividend yield	None	None
Expected volatility	54.6%	54.6%
Expected life of option	5-10 years	5-10 years
Risk-free interest rate	4.0%	4.1-4.3%

3.     Change in capitalization:

Exercise of warrants and options:

On January 3, 2005, an employee of the Company exercised a stock option for the purchase of 1,000 shares of common stock at an exercise price of $1.65 per share.  This option was issued pursuant to the 1997 Stock Option Plan and had an expiration date of December 26, 2011.

On January 27, 2005, a former employee of the Company exercised a stock option for the purchase of 18,000 shares of common stock at an exercise price of $1.65 per share.  This option was issued outside the Company’s plans and had an expiration date of December 26, 2011.

On May 16, 2005, the Company issued 2,219 shares of common stock upon the cashless exercise of a warrant for the purchase of 3,955 shares of common stock originally issued April 30, 2003 to one of its agents for the private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of April 30, 2008.

On July 15, 2005, the Company issued 999 shares of common stock upon the cashless exercise of a warrant for the purchase of 1,500 shares of common stock originally issued April 30, 2003 to one of its agents for the private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of April 30, 2008.

On August 18, 2005, a director of the Company exercised a stock option for the purchase of 15,000 shares of common stock at an exercise price of $4.00 per share.  These options were issued pursuant to the 1997 Director Stock Option Plan and had an expiration date of August 18, 2005.

On August 23, 2005, directors of the Company exercised a stock option for the purchase of 15,000 shares of common stock at an exercise price of $2.27 per share with an expiration date of November 4, 2005; a stock option for the purchase of 15,000 shares of common stock at an exercise price of $3.98 with an expiration date of November 4, 2005; and a stock option for the purchase of 1,500 shares of common stock at an exercise price of $4.00 per share with an expiration date of November 26, 2005.  These options were issued pursuant to the 1997 Director Stock Option Plan.

On August 25, 2005, a director of the Company exercised a stock option for the purchase of 15,000 shares of common stock at an exercise price of $1.00 with an expiration date of November 26, 2006 and a stock option for the purchase of 15,000 shares of common stock at an exercise price of $1.60 with an expiration date of November 26, 2007.  These options were issued pursuant to the 1997 Director Stock Option Plan.

Dividends:

On November 4, 2004, the last day shares of the Company’s Series A Convertible Preferred Stock were outstanding, the Company, pursuant to the terms of the preferred stock, authorized payment of dividends in cash to holders of its preferred stock as of that date.  Such dividends aggregated $41,068 and were paid on December 31, 2004.

4.     Line of credit:

In September 2004, the Company entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution.  Through April 2005, the Company incurred no interest expense and borrowed no money against this line.  The Company terminated the agreement in April 2005.

5.     Reclassification:

As of September 27, 2005, the Company has reclassified certain of its restaurant operating costs relating to complimentary and employee meals from operating expenses to a contra-revenue account. This reclassification has no effect on net loss or accumulated deficit.  The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each period affected. For the thirteen and thirty-nine weeks ended September 26, 2004, the reclassification totaled $212,813 and $531,315, respectively.

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

On October 6, 2005, the Financial Accounting Standards Board posted FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1).  The Staff concluded that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, and that the rental costs shall be included in income form continuing operations.  The Company will begin accounting for rental costs incurred during construction periods per the guidance in this FSP beginning in fiscal year 2006.

7.     Subsequent Event

Issuance of common stock and warrants to purchase common stock:

On October 21, 2005, the Company entered into a securities purchase agreement with accredited investors for the sale of approximately $5.34 million of common stock and warrants to purchase common stock.  The agreement provided for securities to be sold at an offering price of $4.8165 per share of common stock, with one warrant for every five shares of common stock sold.  The warrants have a term of five years and are exercisable at $6.50 per share, subject to certain anti-dilution adjustments.  The Company completed this private placement, with the sale of 1,108,844 shares of common stock and issuance of warrants to purchase 221,762 shares of common stock.  In connection with the sale, the Company issued to its placement agent a five-year warrant to purchase 55,436 shares of common stock at an exercise price of $6.50 per share, paid its agent a cash commission of $266,987, reimbursed the lead investor for $25,000 in expenses, and agreed to reimburse the placement agent for accountable expenses up to $50,000.

ITEM 2       Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005, for additional factors known to us that may cause actual results to vary.

Overview

We operate ten casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®.  The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Minneapolis (Maple Grove, Minnesota)	Jun-04
9	Wichita, Kansas	Jul-05
10	St. Paul (Eagan, Minnesota)	Sep-05

                We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment leases, debt financing and cash flow from operations.  We built units 4-9 and 11 based upon the prototype we developed in early 2003.  Unit 10, our St. Paul (Eagan) restaurant, was a conversion of an existing restaurant.  With the exception of units 1-3, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease each new restaurant from our developer.

In February 2005, we began operating Granite City University where the training of each of our managers takes place.  This eight-week training program consists of both “hands on” as well as classroom training for all aspects of management.  All salaries and related costs incurred at Granite City University are recorded as a component of corporate general and administrative costs.

In June 2005, we began operating our worthouse which facilitates the initial stage of our brewing process— the production of non-alcoholic wort— using our patent-pending brewing process called Fermentus Interruptus.  We believe that Fermentus Interruptus and the use of a centrally located worthouse improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Additionally, having a common starting point for the production of wort creates consistency of taste for our product from unit to unit. The wort produced at our worthouse is transported via truck to the fermentation vessels at each of our restaurants where the brewing process is completed.  We believe that our current worthouse has the capacity to service 30 to 35 restaurant locations.

In October 2005, we entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, we issued 1,108,844 shares of common stock at a price of $4.8165 per share, five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors, and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to our placement agent.  We paid our placement agent cash commissions of $266,987 and reimbursed the lead investor for $25,000 in expenses.  We have also agreed to reimburse our placement agent for accountable expenses up to $50,000.  Using the proceeds from this private placement, our September 2004 private placement, equipment loans and cash flow from operations as needed, we intend to finance our working capital needs and expand our ten store restaurant chain.

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

Our restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items, such as cigarettes and promotional items, typically represents less than one percent of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the wages and expenses of our dedicated new store opening teams and certain other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems, training and market research.  Depreciation and amortization includes depreciation on capital expenditures.  Other income and expense represents the cost of interest on debt and capital leases, interest income on invested assets and loss on disposal of assets.

Results of Operations

                The following table compares operating results expressed as a percentage of total revenue for the thirteen and thirty-nine weeks ended September 26, 2004 and September 27, 2005.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2004	2005	2004	2005
Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	31.1	30.7	31.0	30.1
Labor	34.2	34.7	33.8	34.3
Direct and occupancy	16.5	19.1	16.9	18.5
Total cost of sales	81.8	84.4	81.7	82.9

Pre-opening	—	3.1	3.3	2.0
General and administrative	6.8	13.5	8.0	13.2
Depreciation and amortization	5.1	5.8	5.2	5.7

Operating income (loss)	6.3	(6.8)	1.8	(3.8)

Interest:
Income	0.0	0.2	0.0	0.4
Expense	(3.6)	(3.8)	(3.7)	(3.9)
Other expense, net	(0.3)	—	(0.1)	(0.2)
Net other expense	(3.8)	(3.5)	(3.8)	(3.7)

Net income (loss)	2.4%	(10.3% )	(2.0% )	(7.5% )

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

Results of Operations for the Thirteen and Thirty-nine Weeks Ended September 26, 2004 and September 27, 2005

Revenue

We generated $9,066,377 and $9,705,060 of revenues during the third quarter of 2004 and 2005, respectively.  During the first thirty-nine weeks of 2004 and 2005, we generated revenues of $22,666,679 and $26,109,648, respectively.  The thirty-nine weeks ended September 27, 2005 included 325 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated.  The thirty-nine weeks ended September 26, 2004 included 265 restaurant weeks.  The increase in sales of 15.2% for the first three quarters of the fiscal year 2005 over the first three quarters of fiscal year 2004 was primarily the result of 60 additional restaurant weeks in 2005.

Due to increased demand fostered by the opening of a new restaurant, that restaurant typically experiences a temporary period of high revenues immediately following its opening (the “honeymoon effect”).  We had five restaurants experiencing the honeymoon effect at various times during the first three quarters of 2004, while we had only one restaurant experiencing the honeymoon effect in the first three quarters of 2005.  As such, average weekly sales decreased from $87,177 per week in the third quarter of 2004 to $82,949 per week in the third quarter of 2005.  Average weekly sales decreased from $85,535 per week in the first three quarters of 2004 to $80,337 per week in the first three quarters of 2005.  Comparable restaurant sales, which include restaurants in operation over 18 months, increased 0.8% and decreased 1.0% in the third quarter and first three quarters of the year, respectively.

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

Restaurant Costs

Food and Beverage

Our food and beverage costs decreased 0.4% as a percentage of revenue from 31.1% in the third quarter of 2004 to 30.7% in the third quarter of 2005.  These costs decreased 0.9% as a percentage of revenue from 31.0% in the first thirty-nine weeks of 2004 to 30.1% in the first thirty-nine weeks of 2005.  These decreases were due primarily to more experienced staff members generating less waste, as well as lower per-unit product prices due to higher volume company-wide purchasing.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food and beverage costs and guest preferences.  We periodically create new menu offerings and introduce new craftbrewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craftbrewed beer, which we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  As we have opened additional units, we have experienced increased purchasing power and believe we will continue to do so with additional expansion, thereby partially offsetting food and beverage cost increases and maintaining or reducing our food and beverage costs as a percentage of revenue.  Additionally, as we add new units, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality product intact while leveraging our fixed production costs, thereby enhancing overall profitability.

Labor

Our labor costs expressed as a percentage of revenue increased 0.5% from 34.2% in the third quarter of 2004 to 34.7% in the third quarter of 2005.  These costs increased 0.5% as a percentage of revenue from 33.8% in the first thirty-nine weeks of 2004 to 34.3% in the first thirty-nine weeks of 2005.  The overall increase in labor costs for the first three quarters of 2005 was due primarily to increases in management wages and workers compensation insurance expense.

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

Direct and Occupancy

Our direct and occupancy expenses increased 2.6% as a percentage of revenues from 16.5% in the third quarter of 2004 to 19.1% in the third quarter of 2005.  These expenses increased 1.6% from 16.9% in the first thirty-nine weeks of 2004 to 18.5% in the first thirty-nine weeks of 2005.  Operating supplies, rent and occupancy costs, repairs and maintenance, promotions and restaurant-level administrative expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable.  These increases in direct and occupancy expense were due primarily to the increase in the cost of utilities.

Pre-Opening Costs

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, the wages and expenses of our dedicated new store opening teams and certain other direct costs associated with opening new restaurants..  Pre-opening costs during 2004 represented a portion of the pre-opening costs at our Davenport and Minneapolis restaurants as well as all such costs related to our Lincoln restaurant.  Pre-opening costs in the first three quarters of 2005 related primarily to our Wichita restaurant which we opened July 5, 2005 and our St. Paul restaurant which we opened September 20, 2005.  Beginning in fiscal year 2006, we will include rental costs incurred during construction periods in pre-opening expense in accordance with FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1).  Based upon the costs of labor, travel, lodging, training and rent incurred prior to opening, we expect pre-opening expenses to average between $400,000 and $425,000 per unit, of which we anticipate approximately $85,000 to $115,000 to be construction period rent.  Pre-opening costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include all salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations, financial controls and reporting, restaurant management recruiting, training at Granite City University, and certain administrative and excess capacity costs related to our worthouse that we opened in June 2005.  Other general and administrative expenses also include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.  General and administrative expenses increased $693,002 from $619,888 in the third quarter of 2004 to $1,312,890 in the third quarter of 2005.  Such expenses increased $1,630,348 from $1,813,950 in the first thirty-nine weeks of 2004 to $3,444,298 in the first thirty-nine weeks of 2005.  In order to staff Granite City University and to recruit and retain restaurant management for the purpose of executing our restaurant growth plans and to allow for attrition, we incurred increased payroll, employee benefits, recruiting, relocation and travel expenses..   Additionally, our professional fees, including investor relations, legal and accounting, increased in the first three quarters of 2005 over the first three quarters of 2004.

We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we build our infrastructure to adequately sustain operations through further expansion.  The anticipated further expansion is expected to result in greater economies of scale for our corporate expenses in the long term.

Depreciation and Amortization

Depreciation and amortization expense increased $97,337 during the third quarter of 2005 and $318,111 during the first thirty-nine weeks of 2005 compared to the same periods in 2004, due principally to the additional depreciation related to the newly opened restaurants. As a percentage of revenues, depreciation expense increased 0.5% from 5.2% in the first three quarters of 2004 to 5.7% in the first three quarters of 2005.

Other Income and Expense

Interest expense increased $38,249 and $171,834 in the third quarter and first thirty-nine weeks of 2005 compared to the third quarter and first thirty-nine weeks of 2004, respectively, due to an increase in debt and capital leases as a result of additional restaurants.  Interest income increased $22,535 and $87,689 in the third quarter and first three quarters of 2005 compared to the third quarter and first three quarters of 2004, respectively, due to interest earned on cash obtained from the sale of our securities in September 2004.  Management expects interest expense will increase and interest income will decrease as we pursue further expansion.  As we completed the remodeling of our three older restaurants to mirror the 2003 prototype, we recorded a $50,475 loss on assets which had not been fully depreciated.

Liquidity and Capital Resources

We have funded our capital requirements since inception through sales of securities, building and equipment leases, debt financing and cash flow from operations.  As of September 27, 2005, we had net working capital of $837,752, compared to net working capital of $6,216,713 at December 28, 2004.

During the thirty-nine weeks ended September 27, 2005, we used $849,261 of net cash in operating activities, $4,154,961 in net cash to purchase equipment and other assets primarily for our Wichita, Eagan and Kansas City locations and our wort production facility, and made payments aggregating $614,098 on our debt and capital lease obligations.  Additionally, during the first three quarters of 2005, we paid cash dividends to shareholders of our preferred stock aggregating $41,068 and received net cash of $230,094 from the issuance of our common stock upon the exercise of options and warrants.

During the thirty-nine weeks ended September 26, 2004, operating activities provided us $804,554 of net cash, the sale of common stock and warrants provided us $1,774,785 of net cash, issuance of common stock pursuant to the exercise of options and warrants provided us $91,214 in net cash, and proceeds from long-term debt and our line of credit provided us $949,102 of net cash.  We used $2,307,910 of cash to purchase equipment and other assets primarily for our Davenport, Lincoln and Minneapolis locations, made payments on our debt and capital lease obligations aggregating $498,584, and paid cash dividends aggregating $108,783 to holders of our convertible preferred stock.

Using the proceeds from this private placement, the October 2005 private placement, equipment loans and cash flow from operations as needed, we intend to finance our working capital needs and expand our ten store restaurant chain into markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We are utilizing the multi-site development agreement we entered into in October 2002 with Dunham Capital Management L.L.C. (“Dunham”) to facilitate this expansion plan.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, L.L.C., a beneficial owner of less than 5% of our securities.  Under this agreement, our developer provides us assistance in site selection, construction management and restaurant financing for new restaurants.

As part of our expansion strategy, we will continue using the prototype model we developed in 2003.    We anticipate that each of these prototypical restaurants will require an investment by our developer of approximately $3.5 million to $4.0 million each for land, building and equipment.    We anticipate these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. Under our development agreement, we will lease each new restaurant from our developer.  We anticipate that pre-opening expenses and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.6 million per unit.

In February 2005, we commenced leasing a building in Ellsworth, Iowa which is being constructed in accordance with our specifications by an unrelated third party as our worthouse to facilitate the initial stage of our Fermentus Interruptus brewing process, the production of non-alcoholic wort.  We have the option to purchase the worthouse at any time during the lease term for one dollar plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.  As such, the lease is classified as a capital lease.

In July 2005, we opened our restaurant in Wichita.   We are leasing this property from our developer under a 20-year lease agreement.   Our annual lease payments are $336,000.  This lease may be extended at our option for up to five additional five-year periods.

In September 2005, we opened our restaurant in St. Paul.  We are leasing this property from our developer under a 20-year lease agreement.  Our annual lease payments are $396,375.  This lease may be extended at our option for up to five additional five-year periods.

With cash generated from operations, proceeds from our 2004 and 2005 private placements and equipment financing, management believes that we will have sufficient funds to pursue our business strategy over the next two years.  If we do not generate the cash needed from operations and/or are not able to obtain suitable equipment financing, we may have to reduce or delay our planned expansion.

Commitments and Contingent Liabilities

Operating and Capital Leases:

As of September 27, 2005, we had nine land and building lease agreements.  One of these leases expires in 2019, one in 2020, two in 2023, three in 2024 and the remaining two expire in 2025, all with renewable options for additional periods.  The building portions of these leases are classified as capital leases because their present value was greater than 90% of the estimated fair value at the beginning of the lease.  The land portions of these leases are classified as operating leases because the fair value of the land was more than 25% of the leased property at the inception of each lease.  Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.  As of September 27, 2005, future obligations relating to the land portion of these nine leases aggregated $20,271,694 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  Future obligations relating to the building portion of these nine leases aggregated $31,629,848 as of September 27, 2005.

In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant.  As of September 27, 2005, future obligations under the terms of this lease aggregated $1,161,800 plus percentage rent.

In December 2004, we entered into a land and building lease agreement for a facility to be used for wort production.  This ten-year lease commenced February 1, 2005 and is classified as a capital lease as it contains a bargain purchase option.  As of September 27, 2005, future obligations under the terms of this lease aggregated $806,404.

In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices.  The lease commenced October 1, 2005.  Annual rent is $38,666, with scheduled annual increases throughout the term of the lease.  Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.

As of September 27, 2005, we have additional capital lease obligations outstanding aggregating $498,195 for equipment leases expiring in 2008, and an operating lease obligation outstanding of $6,700 for a lease expiring in 2005 for office space.

We have entered into three separate 20-year net leases relating to future restaurants in Kansas and Missouri.  The annual rent for each lease will be equal to 10.5% of the sum of the construction cost and land cost.  The terms of these leases will commence when operations begin at each location.

Personal Guaranties:

Certain of our directors have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  If we have not accomplished this, we are obligated to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of annual compensation is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  As of September 27, 2005, $27,866 of loan guarantee fees were included as a liability on our balance sheet, all of which were accrued during the thirty-nine weeks ended September 27, 2005.

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

In August 2005, we entered into an at-will employment agreement with our Chief Financial Officer which became effective September 13, 2005.  The employment agreement provides for a minimum base salary of $215,000 per year, performance-based cash bonus of up to $75,000 per year for years 2005 and 2006, and a stock option for the purchase of 175,000 shares of common stock.  Among other provisions, the employment agreement includes change in control provisions that would entitle him to receive severance pay equal to 12 months of base salary and a pro-rata portion of any bonus earned as of the date of termination if there is a change in control of our company and his employment terminates.

Development Agreement:

                We have entered into a development agreement with Dunham for the development of our restaurants.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated at such time as Dunham has completed seven restaurants under the agreement.  As of September 27, 2005, seven restaurants had been constructed for us under this development agreement.

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

Summary of Contractual Obligations:

                The following table summarizes our obligations under contractual agreements as of September 27, 2005 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent, as such amounts have not yet been determined.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company.  Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, principal	$2,562,039	$58,112	$1,787,740	$469,763	$246,424
Interest on long-term debt	373,392	48,390	255,667	61,245	8,090
Capital lease obligations, including interest	32,934,447	525,302	3,991,131	3,704,103	24,713,911
Operating lease obligations, including interest	21,440,194	309,514	2,433,647	2,448,905	16,248,128
Loan guarantee	123,556	36,475	55,170	28,581	3,330
Total obligations	$57,433,628	$977,793	$8,523,355	$6,712,597	$41,219,883

Based on our working capital position at September 27, 2005 and the proceeds we obtained for our private placement in October 2005, we believe we have sufficient working capital to meet our current obligations.

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

ITEM 3   Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

(a)    On July 15, 2005, we issued 999 shares of common stock upon the cashless exercise of a warrant for the purchase of 1,500 shares of common stock originally issued April 30, 2003 to one of our agents for the private placement of Series A Convertible Preferred Stock and warrants. The foregoing warrant had an exercise price of $1.58 per share and an expiration date of April 30, 2008.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: November 14, 2005	By:	/s/ Daniel H. Bauer
Daniel H. Bauer
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Executive Employment Agreement by and between the Company and Daniel H. Bauer, dated August 17, 2005.

10.2	Cautionary Statement, dated September 7, 2005 (incorporated by reference to our Current Report on Form 8-K filed on September 7, 2005 (File No. 000-29643)).

31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Daniel H. Bauer, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Daniel H. Bauer, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.