Form 10KSB
period 2005-12-27
GRANITE CITY FOOD & BREWERY LTD
filed 2006-03-27
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2005

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29643

GRANITE CITY FOOD & BREWERY LTD.

(Name of Small Business Issuer in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416

(Address of Principal Executive Offices, including Zip Code)

(952) 215-0660

(Issuer’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock ($0.01 par value)

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year were $36,204,536.

The aggregate market value of the common equity held by non-affiliates of the issuer as of March 1, 2006 was approximately $40,409,687.

As of March 1, 2006, the issuer had outstanding 13,226,526 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:

Yes ☐  No ☒.

i

The following discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this report, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Potential purchasers of our securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Management’s Discussion and Analysis or Plan of Operation—Cautionary Statement.”

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

PART I

ITEM 1                   DESCRIPTION OF BUSINESS

Overview

As of March 1, 2006, we operated 12 casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®. The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota(1)	Jun-04
9	Wichita, Kansas	Jul-05
10	Eagan, Minnesota(1)	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06

(1)          The Maple Grove and Eagan restaurants are in the Minneapolis/St. Paul Twin Cities metropolitan area.

We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment leases, debt financing and cash flow from operations. We built units 4-9 and 11-12 based upon the prototype we developed in early 2003. Unit 10, our Eagan restaurant, was a conversion of an existing restaurant. With the exception of units 1-3, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants. Under this agreement, we lease the land and building of each new restaurant from our developer.

In February 2005, we began operating Granite City University at our Des Moines restaurant where the training of each of our managers takes place under the instruction of four, full-time dedicated trainers. Our eight-week training program consists of both “hands on” as well as classroom training for all aspects of management. All salaries of our managers in training and our trainers as well as all related costs incurred at Granite City University are recorded as a component of corporate general and administrative costs. In January 2006, we relocated the Granite City University to our Maple Grove restaurant.

In June 2005, we began operating our worthouse which facilitates the initial stage of our brewing process—the production of non-alcoholic wort—using our patent-pending brewing process called Fermentus Interruptus™. We believe that Fermentus Interruptus and the use of a centrally located worthouse improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations. Additionally, having a common starting point for the production of wort creates consistency of taste for our product from unit to unit. The wort produced at our worthouse is transported via truck to the fermentation vessels at each of our restaurants where the brewing process is completed. We believe that our current worthouse has the capacity to service 30 to 35 restaurant locations.

In July 2005, we formed our new store opening team which consists of three experienced restaurant managers who are dedicated to the opening of our new restaurants. Generally, this team arrives at a new restaurant site two to three months in advance of the restaurant opening dates and coordinates all staffing and training matters for that new restaurant. We believe that a dedicated team delivers a more disciplined opening process and ensures adherence to our company’s exacting standards and culture.

In August 2005, we entered into a 38-month lease agreement for new corporate offices in Minneapolis. We moved into this new space in October 2005 to provide additional space for our IT and accounting support staff that has expanded with our company’s growth.

In October 2005, we entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants. Under this agreement, we issued 1,108,844 shares of common stock at a price of $4.8165 per share, five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors, and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to our placement agent. We paid our placement agent cash commissions of $266,987, reimbursed the lead investor for $25,000 in expenses, and paid expenses related to the transaction of $90,609. Using the proceeds from the sale of our securities, debt and equipment financing and cash flows from operations, we intend to finance our working capital needs and expand our restaurant chain.

In November 2005, we entered into a three-year lease for a facility in Minneapolis which our Executive Chef uses as a test kitchen to formulate new menu items and limited-time offers and specials.

We maintain a website at www.gcfb.net. We make available on our website, free of charge, our annual, quarterly and current reports, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

We were incorporated on June 26, 1997, as a Minnesota corporation and became a publicly traded company in June 2000. Our corporate offices are located at 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416, and our telephone number is (952) 215-0660.

Our Granite City Food & Brewery Concept and Business Strategy

Our objective is to develop and operate highly successful restaurants by consistently exceeding our guests’ expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry. We continue to pursue consistent, long-term growth in unit and overall company earnings in order to provide returns for our shareholders. Our Granite City Food & Brewery concept targets a broad guest base by incorporating two popular national dining preferences: high quality, casual, value-priced food, and fresh, handcrafted, quality beers. We believe this concept differentiates us from many of our competitors, who feature pre-prepared, smaller portioned food items and mass-produced, pre-packaged beers. The principal elements of our concept and business strategy are as follows:

•       Offer a Broad Selection of Quality Foods at Reasonable Prices.   Granite City Food & Brewery restaurants feature quality food items prepared from scratch daily, based upon hearty Midwestern fare infused with Southwestern, Cajun and California influences. We place a heavy emphasis on freshness, variety, generous portions and attractive presentation. We feature many items designed with our handcrafted beers in mind, both as ingredients and to accompany meals. Our menu is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items. When a guest opens the menu, he or she finds a special section of lunch selections featured at prices that provide a premium meal at a special value for midday diners.

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

•       Create a Passionate Culture of Service.   We foster a passionate culture of guest service among employees, by emphasizing guest service and a comfortable dining experience provided by a knowledgeable, energetic staff. Our intense employee training and supervision is designed to develop motivated, service-oriented employees who strive to deliver strong customer satisfaction. Our employees are trained to understand how our foods are flavored and prepared, and to describe our handcrafted beers in order to introduce guests to the Granite City concept. We have a store-level management presence during all business hours to maintain a high level of service at all times and to support our employees in ensuring guest satisfaction.

•       Achieve Attractive Restaurant and Microbrewery Economics.   We believe that our restaurant-microbrewery concept and the pricing of our products fit well in our existing markets and the markets we have targeted for expansion. We also believe that we have the ability to achieve attractive economics through the sale of higher margin menu items such as our handcrafted beers.

•       Pursue Deliberate and Careful Expansion.   We continue to pursue a disciplined expansion strategy in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We believe that continued growth in the Midwest will allow us to achieve attractive economics by establishing name recognition and product branding throughout the region.

Existing and Proposed Locations

We currently operate 12 Granite City Food & Brewery restaurants as set forth in “Description of Business—Overview.” Each of our locations consists of an approximately 9,500 square foot facility conveniently located just off one or more interstate highways and is centrally located within the respective area’s retail, lodging and transportation activity. Our restaurants have open atmospheres with exposed ceilings as well as floor-to-ceiling window systems creating expansive views of outdoor pond and patio areas used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

We plan to continue using our prototypical model as we open future restaurants under our multi-site development agreement; however, where appropriate, we will convert existing restaurants to our Granite City concept. Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototypical model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations. Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.6 million for each new restaurant. We anticipate that our new restaurants will require an investment by our developer of approximately $3.5 million to $4.5 million each for land and building. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

Using the proceeds from the sale of our securities, debt and equipment financing and cash flows from operations, we intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. Since July 2005, we have opened four restaurants. We intend to open an additional six restaurants in 2006, bringing our total new restaurant openings for 2005 and 2006 to ten and our total restaurant count to 18. We previously announced that we would open eight restaurants in 2007; however, we are continually evaluating our development plans and are exploring options relative to the pace of our growth.

Development Agreement

In October 2002, we entered into the above-referenced development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants. Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, L.L.C. (“Granite Partners”), a beneficial owner of less than 2% of our securities. For more information regarding this relationship and ownership interest, please review “Certain Relationships and Related Transactions.” The development agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012. Dunham also has the right to sell the underlying land and building to third parties or to assign our leases. We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company. In the case of a merger or sale of our company, the development agreement may be terminated. As of March 1, 2006, nine restaurants, namely units 4-12, have been constructed for us under this development agreement.

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

Generally, the land portion of the leases we enter into with Dunham is classified as an operating lease because the fair value of the land is more than 25% of the leased property at the inception of the lease. The building portion of the leases is classified as a capital lease because its present value is greater than 90% of the estimated fair value at the beginning of the lease. As such, payments made to Dunham for the land portion of the leases are classified as rent expense while payments made for the building portion of the leases are classified as principal and interest on a capital lease.

The selection of our Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development. Such criteria include minimum “trade area” populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility. Our developer has purchased two additional sites for us in Kansas on which we intend to open restaurants during 2006. Our developer is also negotiating to purchase sites in Minnesota, Wisconsin, Nebraska and Illinois.

Menu

At the core of our concept is our 85-item menu complemented by fresh, handcrafted beers. Our menu is committed to full flavored ingredients and is based on the preparation of distinctive items not generally featured on restaurant chain menus. We create new menu items and weekly specials on a regular basis. All menu items are staff and guest-tested, then refined before menu implementation.

Our menu is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items. When our menu is opened, our guests find a special section of lunch selections featured at prices ranging from $4.99 to $7.99, providing a premium meal at a special value for midday diners. We also offer signature selections, meals which are among our chefs’ personal favorites. These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer. Our overall menu prices range from $3.99 for appetizers to $19.99 for our BBQ Pork Ribs. Most of our 85 menu items range from $8.00 to $13.99. Our average check per person ranges from $11.00 to $13.00.

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

To ensure that we are serving food of consistently high quality, we have developed quality control practices, including (a) the participation by each member of our kitchen staff in a thorough training program, (b) the development of strict specifications that ensure that only high quality ingredients are used in our food and (c) the requirement that each shift of cooking personnel consistently prepare each menu item. Furthermore, in 2005 we opened our test kitchen in Minneapolis which provides a facility for our Executive Chef to develop new menu offerings. We believe through these efforts that we are able to consistently provide a superior value-oriented dining experience for our guests.

Brewing Operations—Fermentus Interruptus

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

The brewing process begins at a single location at our worthouse in Ellsworth, Iowa where wort is produced. This non-alcoholic liquid is then transported via truck to the fermentation vessels at each of our restaurant locations. It is then fermented by adding yeast to complete the brewing process. We use the freshest and finest malted barleys, wheats and rye as well as various hops, which we purchase from a variety of sources in Europe and North America. We believe this process will allow us to service approximately 30 to 35 locations from one wort production site.

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

Management and Employees

Restaurant Employees

Our ability to effectively manage restaurants in multiple geographic areas will be critical to our success. In February 2005, we began operating Granite City University where the training of each of our managers takes place. Our eight-week training program consists of both “hands on” as well as classroom training for all aspects of management. Store-level management teams consist of a general manager, a kitchen manager and generally eight to ten assistant managers. Each member of our restaurant management team is cross-trained in all operational areas and receives incentive bonuses based upon financial and qualitative performance criteria.

Each Granite City restaurant employs approximately 125 hourly employees, approximately 80% of whom are part time. All employees are trained and follow tenured employees for a period of time before they are scheduled to work independently.

We actively recruit and select individuals who share our passion for a high level of guest service. Multiple interviews are used to aid in the selection of new employees at all levels. We believe we have developed a competitive compensation package for our restaurant management teams. This package includes a base salary, competitive benefits and participation in a management incentive plan that rewards the management teams for achieving performance objectives. It is our policy to promote from within, but at our current stage of growth, we supplement this policy with employees from outside our organization as we open restaurants in new markets.

Corporate Employees

As of March 1, 2006, we had 26 corporate-level employees. During 2005 we added 15 additional corporate staff, ten of whom were previously employed in our restaurant operations. These new positions include our Chief Financial Officer, Granite City University trainers, members of our new store opening team, two new regional directors of operations, as well as certain IT, accounting and worthouse employees.

Our store-level management teams are managed by three regional directors of operations. As we grow and expand geographically, we expect to add additional employees, including additional regional directors of operations, to ensure proper management, support and controls. In general, a regional director of operations can oversee four to five restaurants. Our regional directors of operations receive incentive bonuses based upon financial and qualitative performance criteria.

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

Government Regulation

Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and alcoholic beverages. Additionally since we operate brewing facilities at our restaurants, we are subject to a number of specific state and local regulations that apply to the ownership and the operation of microbreweries. Our facilities are licensed and subject to regulation under state and local fire, health and safety codes.

Each of our restaurants is required by a state authority and, in certain locations, county and/or municipal authorities, to obtain a license to brew beer and a license to sell beer, wine and liquor on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. Our failure to receive or retain a license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere. We have not encountered any material difficulties in obtaining or retaining alcoholic beverage licenses to date; however, following discussions with the Kansas Alcoholic Beverage Control Division, which regulates the licensure and ownership of microbreweries in Kansas, we transferred the operation of each of our Kansas restaurants to a separate corporation to comply with Kansas statutes and regulations. For additional information regarding the ownership structure used in Kansas to satisfy the licensing statutes of that state, see Note 15 to our financial statements entitled “Subsequent Events—Use of Variable Interest Entities.”

We are subject to “dram-shop” statutes in the states in which our restaurants are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which generally covers us for $1,000,000 per occurrence. We believe our coverage is consistent with coverage carried by other entities in the restaurant industry.

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Specifically, Minnesota, where we currently operate three restaurants and plan on opening additional restaurants, has a minimum wage that is higher than the federal level. Additionally, Wisconsin and Illinois, where we plan on opening new restaurants in 2006 and 2007, also has a state minimum wage that is higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs.

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

Excise Taxes

The federal government currently imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production of not more than 2,000,000 barrels per year is taxed only $7.00 per barrel on the first 60,000 barrels produced annually. If company-wide production increases to amounts over 60,000 barrels per year or if the small brewer’s credit is reduced or eliminated, there will be an increase in our average federal excise tax rate.

Each of the states in which we currently do business imposes an excise tax based on the amount of beer that has been filtered and sent to the tax-determination vessels. The amounts of such taxes vary by state and range from $2.48 to $9.61 per barrel. We anticipate similar excise taxes will be imposed by states in which we build future restaurants.

Limits on Production

Most states regulate microbreweries and maintain limits on beer production. Additionally, certain states include restrictions on beer sales and beer purchases. While regulations vary from state to state, in the states in which we do business, the production limits range from 3,500 to 10,000 barrels per year. We believe we can operate our existing Granite City locations without violating such restrictions. Although states into which we enter may also limit the amount of beer production to a specific number of barrels per year, we believe that we will be able to expand pursuant to our strategic plan without violating such production limits.

Competition

The restaurant industry is intensely competitive. We positioned the Granite City concept in the high-quality casual dining segment. In our current and proposed markets, we compete with established local restaurants, established national chains such as TGI Friday’s, Applebee’s, Outback Steak House, Biaggi’s, Bennigan’s, Champps Americana, Timberlodge Steak House, Chilis, Olive Garden, Red Lobster, as well as Rock Bottom and Hop’s, which also have on-premises brewing. Throughout the United States, including markets we have targeted for expansion, there are micro-breweries of various sizes and qualities, some of which feature food. Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location. We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specialty handcrafted beers. We compete with a number of well-established national, regional and local restaurants which have substantially greater financial, marketing, personnel and other resources than we do. We also compete with many other retail establishments for site locations.

Employees

As of March 1, 2006, we had approximately 1,955 employees, representing approximately 395 full time employees and approximately 1,560 part time employees.

Trademarks, Service Marks and Patents

We have a federal registration of the trademark “GC Granite City Food & Brewery.” We have applications pending for federal registration of the trademark “Fermentus Interruptus.” We have registered in Minnesota the trademarks “Granite City Food & Brewery,” “Brother Benedict’s Mai Bock,” “Victory Lager,” “Pride of Pilsen,” “Northern Light” and “Duke of Wellington.” Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

We have filed a U.S. patent application to protect a method and apparatus for maintaining a centralized facility for the production of unfermented, undiluted and unprocessed hopped wort, which is then transported to our restaurant sites for fermentation into beer. We have developed this process to provide our guests with the aesthetic enjoyment of our beers fermented on the premises and to provide a consistent quality from one restaurant location to the next where our beers are produced. Using a centralized facility for the production of our wort is intended to enable us to reduce our capital outlay per restaurant as we increase the scale of our operations. We refer to this process as Fermentus Interruptus. In particular, we filed a provisional application in October 2000, a utility application in February 2001, and a continuation-in-part application in April 2003. Since that time, we have received two office actions and we are currently preparing for an interview with the U.S. Patent and Trademark Office that we anticipate will be held during the first half of fiscal year 2006.

ITEM 2                   DESCRIPTION OF PROPERTY

Our corporate headquarters is located in Minneapolis. We occupy this facility under a 38-month lease which expires in November 2008. This office space is rented to us at a rate of $3,222 per month with scheduled increases throughout the term of the lease. We also operate a test kitchen in Minneapolis under a three-year lease agreement which expires in October 2008. The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.

On February 1, 2005, we commenced leasing a 5,400 square foot facility in Ellsworth, Iowa, which we use as a wort production facility in connection with our Fermentus Interruptus brewing process. The lease is for a base term of 10 years with options to extend and the base rent is $7,200 per month for the entire life of the lease. We have the option to purchase the facility at any time during the lease term for one dollar plus the unamortized construction costs. Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.

As of March 1, 2006, we operated 12 restaurants, 11 of which we lease the land and building. At our Fargo location, we own the building, subject to a loan with a balloon payment due in February 2007, and lease the land. We intend to refinance this loan during 2006. The majority of our existing leases are for 20 years with options to extend. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in four instances, percentage rent based on sales in excess of specified amounts.

The following table sets forth data regarding our restaurant locations as of March 1, 2006:

Location	Opened	Square Feet
St. Cloud, Minnesota	Jun-99	10,000
Sioux Falls, South Dakota	Dec-00	10,600
Fargo, North Dakota	Nov-01	9,276
Des Moines, Iowa	Sep-03	9,449
Cedar Rapids, Iowa	Nov-03	9,449
Davenport, Iowa	Jan-04	9,449
Lincoln, Nebraska	May-04	9,449
Maple Grove, Minnesota	Jun-04	9,449
Wichita, Kansas	Jul-05	9,449
Eagan, Minnesota	Sep-05	7,600
Kansas City, Missouri	Nov-05	9,449
Kansas City, Kansas	Jan-06	9,449

In general, we plan to lease our future restaurant sites (land and buildings) from our developer under the terms set forth in the development agreement described in “Description of Business—Development Agreement.”

For further information on property leases, refer to “Management’s Discussion and Analysis or Plan of Operation—Commitments and Contingent Liabilities.”

In the opinion of our management, each of our existing locations is adequately covered by insurance.

ITEM 3                   LEGAL PROCEEDINGS

We were not a party to any material litigation as of March 1, 2006.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 annual meeting of shareholders was held October 11, 2005. Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

Election of Directors:

	FOR	WITHHOLD
William E. Burdick	9,032,065	10,801
Steven J. Wagenheim	9,032,065	10,801
Arthur E. Pew III	9,027,065	15,801
James G. Gilbertson	9,032,065	10,801
Bruce H. Senske	9,032,065	10,801
Eugene E. McGowan	9,030,351	12,515
Dermot F. Rowland	9,031,865	11,001

(1)          To ratify the appointment of Schechter, Dokken, Kanter, Andrews & Selcer Ltd. as our independent auditors for the fiscal year ending December 27, 2005.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
8,980,321	2,100	60,445	0

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of March 1, 2006. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Steven J. Wagenheim	52	President, Chief Executive Officer and Director
Timothy R. Cary	38	Chief Operating Officer—Restaurant Operations
Daniel H. Bauer	43	Chief Financial Officer
Monica A. Underwood	46	Corporate Controller and Secretary
James J. Hughes	50	Senior Vice President of Operations

Steven J. Wagenheim, President, Chief Executive Officer and director, is also one of our founders. Mr. Wagenheim has over 25 years of hospitality industry experience as corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations. Mr. Wagenheim is the Chief Executive Officer and principal shareholder of New Brighton

Ventures, Inc., an investment holding company that formerly operated a Champps Americana restaurant in New Brighton, Minnesota. Since 1989, Mr. Wagenheim has been involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation.

Timothy R. Cary became our Chief Operating Officer—Restaurant Operations in December 2003. Mr. Cary has been involved in the restaurant industry for nearly 20 years. From October 1999 until December 2003, Mr. Cary served as our Vice President of Operations. From 1991 until 1999, he held a variety of management positions with the Champps Americana chain of restaurants.

Daniel H. Bauer became our Chief Financial Officer in September 2005. Mr. Bauer most recently served as Senior Vice President of Finance of Cajun Operating Company, a position he assumed in January 2005 following the acquisition by such entity of Church’s Chicken from AFC Enterprises. From September 2003 to January 2005, Mr. Bauer served as divisional CFO of Church’s Chicken, a quick service restaurant chain with over 1,500 locations in 15 countries. From 1997 to September 2003, Mr. Bauer was employed at AFC Enterprises, which was the parent company of Church’s Chicken, Cinnabon, Seattle Coffee Company, Chesapeake Bagel Bakery and Popeye’s Chicken and Biscuits, most recently serving as Vice President—Finance and Tax. From 1988 to 1996, Mr. Bauer was employed at Price Waterhouse, most recently serving as a senior manager.

Monica A. Underwood has served as our Corporate Controller since April 2001 and Secretary since February 2003. From February 2003 to September 2005, Ms. Underwood also served as our Interim Chief Financial Officer. Prior to joining our company in 2001, she was the Corporate Controller for iNTELEFILM Corporation, an entity engaged in television commercial production, from May 1990 to April 2001.

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

PART II

ITEM 5                   MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our units were listed on The Nasdaq Capital Market under the symbol “GCFBU” from the completion of our initial public offering in June 2000 through the expiration of our Class A Warrants in December 2005. Since the separability date of our units in August 2001, our common stock and our Class A Warrants became listed on The Nasdaq Capital Market under the symbols “GCFB” and “GCFBW,” respectively. Upon the expiration of our Class A Warrants on December 15, 2005, the listing of such warrants (GCFBW) as well as our units (GCFBU) ceased.

The following table sets forth the approximate high and low sales prices for our common stock for the periods indicated as reported by The Nasdaq Capital Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
2004
First Quarter	$6.45	$3.60
Second Quarter	$6.00	$4.50
Third Quarter	$4.59	$4.00
Fourth Quarter	$5.25	$3.77
2005
First Quarter	$5.15	$3.76
Second Quarter	$4.82	$3.17
Third Quarter	$6.17	$4.35
Fourth Quarter	$5.61	$4.43

As of March 1, 2006, we had 261 shareholders of record.

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

During the fourth quarter of 2002, we completed a private placement to accredited investors of Series A Convertible Preferred Stock and warrants to purchase common stock. The convertible preferred stock paid an 8% cumulative dividend in cash or in shares of common stock. As of November 4, 2004, all convertible preferred stock had been converted to common stock. During fiscal year 2004, we paid dividends to holders of our preferred stock aggregating $217,456 in cash and 69,414 in shares of common stock.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities during the Fourth Quarter of 2005

A description of unregistered sales of equity securities during the fourth quarter of 2005 was previously included in our Current Report on Form 8-K, filed on October 21, 2005.

ITEM 6                   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

As of March 1, 2006, we operated 12 casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery. Using the proceeds from the sale of our securities, debt and equipment financing and cash flow from operations, we intend to finance our working capital needs and expand our restaurant chain into markets where we believe our concept will have broad appeal and attractive restaurant-level economics. In general, we will utilize the multi-site development agreement we entered into in October 2002 with Dunham to facilitate this expansion plan. Under this agreement, our developer provides us assistance in site selection, construction management and restaurant financing for new restaurants.

We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, the skill and experience of our restaurant-level management teams and weather conditions.

We expect the timing of new restaurant openings to have a significant impact on restaurant revenues and costs. We believe we will incur the most significant portion of pre-opening costs associated with a new restaurant within the two months immediately preceding, and the month of, the opening of such restaurant.

We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations. All references to “2004” and “2005” within the following discussion represent fiscal years ended December 28, 2004 and December 27, 2005, respectively. Our fiscal year ended December 28, 2004 included 369 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated. Our fiscal year ended December 27, 2005 included 461 restaurant weeks. Weeks of operations at each of our restaurants for fiscal year 2004 and 2005 are shown in the following chart:

Location	Fiscal 2004 Weeks of Operation	Fiscal 2005 Weeks of Operation
St. Cloud, Minnesota	52	52
Sioux Falls, South Dakota	52	52
Fargo, North Dakota	52	52
Des Moines, Iowa	52	52
Cedar Rapids, Iowa	52	52
Davenport, Iowa	48	52
Lincoln, Nebraska	34	52
Maple Grove, Minnesota	27	52
Wichita, Kansas	0	25
Eagan, Minnesota	0	14
Kansas City, Missouri	0	6
Total Restaurant Weeks	369	461

Because we continue to expand our operations and open new restaurants at various times throughout the year, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

Our restaurant revenues are comprised almost entirely of the sales of food and beverages. The sale of retail items, such as cigarettes and promotional items, typically represents less than one percent of total revenue. Product costs include the costs of food, beverages and retail items. Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our dedicated new store opening team, and other direct costs associated with opening new restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies, and corporate rent. Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives. Other income and expense represents the cost of interest expense on debt and capital leases, interest income on invested assets and loss on disposal of assets.

Results of Operations

The table below sets forth results of our operations on a percent of sales basis for the years ended December 28, 2004 and December 27, 2005.

	Year Ended
	December 28,	December 27,
	2004	2005
Restaurant revenues	100.0%	100.0%
Cost of sales:
Food, beverage and retail	31.1	30.4
Labor	34.2	35.0
Direct and occupancy	17.0	19.0
Total cost of sales	82.4	84.3
Pre-opening	2.4	2.3
General and administrative	8.2	13.7
Depreciation and amortization	5.4	5.9
Operating income (loss)	1.7	(6.3)
Interest:
Income	0.1	0.3
Expense	(3.9)	(4.0)
Other expense, net	(0.3)	(0.2)
Net other expense	(4.1)	(3.8)
Net loss	(2.4)%	(10.1)%

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

Property and equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from three to 20 years. The cost of leasehold improvements is depreciated over the initial term of the related lease, which is generally 20 years. Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Amortization of assets acquired under capital lease is included in depreciation expense. We review property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired pursuant to Statement of Financial Accounting Standard (SFAS) No. 144. We base this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset.

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

Results of Operations for the Fiscal Years Ended December 28, 2004 and December 27, 2005

Revenue

We generated $30,644,691 and $36,204,536 of revenues during fiscal years 2004 and 2005, respectively. Fiscal year 2005 included 461 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated, while fiscal year 2004 included 369 restaurant weeks. The increase in sales of 18.1% for 2005 over 2004 was primarily the result of the additional restaurant weeks in 2005 related to our Davenport, Lincoln, and Maple Grove restaurants being in operation for a full year in 2005, and our Wichita, Eagan, and Kansas City, Missouri, restaurants being in operation for a portion of 2005.

Due to increased demand fostered by the opening of a new restaurant, that restaurant typically experiences a temporary period of high revenues immediately following its opening (the “honeymoon effect”). We had five restaurants experiencing the honeymoon effect at various times during 2004, while we had only three restaurants experiencing the honeymoon effect in 2005, none of which experienced such effect until the last half of the year. Additionally, the three restaurants we opened in 2005 generated average weekly sales that were less than the average weekly sales of those restaurants we opened prior to 2005. As such, average weekly sales decreased from $83,048 per week in 2004 to $78,535 per week in 2005. Comparable restaurant sales, which include restaurants in operation over 18 months, decreased 0.7% in 2005.

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

Restaurant Costs

Food and Beverage

Our food and beverage costs decreased by 0.7% as a percentage of revenues during 2005 compared to 2004. This decrease was due primarily to more experienced staff members generating less waste, as well as lower per-unit product prices due to higher volume company-wide purchasing.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food and beverage costs and guest preferences. We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences. Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests. Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty. As we open additional units, we believe we will experience increased purchasing power, partially offsetting food and beverage cost increases, and maintain or reduce our food and beverage costs as a percentage of revenue. Additionally, as we add new units, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall profitability.

Labor

Our labor costs increased by 0.8% as a percentage of revenues during 2005 from that experienced in 2004, due primarily to increases in hourly labor as minimum wages increased and as we had to compete more aggressively for management and hourly employees at our new restaurants.

We expect that labor costs will vary as we add new restaurants. Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expenses at our new units. We believe that retaining good employees and more experienced staff ensures high quality guest service and reduces hiring and training costs.

Direct and Occupancy

Our direct and occupancy expenses increased 2.0% as a percentage of revenues during 2005 from that experienced in 2004. Operating supplies, rent and occupancy costs, repairs and maintenance, promotions and restaurant-level administrative expense represent the majority of our direct and occupancy expenses, a substantial portion of which is fixed or indirectly variable. This increase in direct and occupancy expense was due primarily to the increase in the cost of utilities, rent and property taxes.

Pre-Opening Costs

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, the wages and expenses of our dedicated new store opening team and other direct costs associated with opening new restaurants. Pre-opening costs during 2004 represented costs of opening our Davenport, Lincoln and Maple Grove restaurants. Pre-opening costs in 2005 related to our restaurant openings in Wichita, Eagan, Kansas City, Missouri, and Kansas City, Kansas, which opened in January 2006. Beginning in fiscal year 2006, we will include rental costs incurred during construction periods in pre-opening costs in accordance with FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1). Based upon the costs of labor, travel, lodging, training and rent incurred prior to opening, we expect pre-opening costs to average between $400,000 and $425,000 per unit, of which we anticipate approximately $50,000 to $125,000 to be construction-period rent. Pre-opening costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include all salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations, financial controls and reporting, restaurant management recruiting, training at Granite City University, excess capacity costs related to our worthouse that we opened in June 2005, and salaries and expenses of our new store opening team when it is not dedicated to a particular restaurant opening. Other general and administrative expenses also include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.

General and administrative expenses increased $2,468,057 from $2,500,140 in 2004 to $4,968,197 in 2005. During 2005, we added 15 corporate staff members, ten of whom were previously employed in our restaurant operations. These new positions include our Chief Financial Officer, Granite City University trainers, members of our new store opening team, two regional directors of operations, as well as certain IT, accounting and worthouse employees. This increase in corporate level payroll related costs accounted for approximately $715,000 of the increase in general and administrative expenses. Additionally, during 2005, in order to recruit and retain restaurant managers for the purpose of executing our restaurant growth plans and to allow for attrition, we trained over 90 managers at Granite City University. The costs of all salaries, employee benefits, meals and lodging while the managers were attending Granite City University and the cost of recruiting and relocating these managers accounted for approximately $694,000 of the increase in general and administrative expenses. Salaries of restaurant managers whom we employed in our restaurants in excess of the needed level of managers to properly staff our restaurants and that we retained so as to strengthen our manager ranks for our restaurant growth plans were included in general and administrative expenses in 2005. This additional general and administrative payroll related cost for these managers accounted for approximately $376,000 of the increase in general and administrative expenses. Finally, our fiscal year 2005 professional fees, including investor relations, consulting, legal and accounting, were approximately $314,000 higher than such fees in fiscal year 2004.

We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we build our infrastructure to adequately sustain operations through further expansion. As we continue to expand our restaurant chain, we expect general and administrative expenses will decrease as a percentage of revenues in the long term.

Depreciation and Amortization

Depreciation and amortization expense increased $497,256 in 2005 compared to 2004 due to the additional depreciation related to the newly opened restaurants. As a percentage of revenues, depreciation expense increased 0.5% from 2004 to 2005.

Other Income and Expense

Interest expense increased $258,057 in 2005 compared to 2004, due to an increase in debt and capital leases as a result of additional restaurants. Interest income increased $93,048 during fiscal year 2005 due to interest earned on cash obtained from the sale of our securities. Management expects interest expense will increase and interest income will decrease as we pursue further expansion. As we completed the remodeling of our three older restaurants to mirror the 2003 prototype, we recorded a $67,955 loss on assets which had not been fully depreciated.

Liquidity and Capital Resources

We have funded our capital requirements since inception through the sale of our securities, building and equipment leases, debt financing and cash flow from operations. In October 2005, we entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants whereby we generated approximately $5.0 million in net proceeds.

As of December 27, 2005, we had net working capital of $5,136,557, compared to net working capital of $6,216,713 at December 28, 2004. As of December 27, 2005, we had cash of $9,836,231 compared to cash of $9,297,247 at December 28, 2004.

During the year ended December 27, 2005, the sale of common stock referenced above provided us $4,958,151 of net cash and issuance of common stock pursuant to the exercise of options and warrants provided us $2,167,599 in net cash. We used $232,679 of net cash in operating activities, $5,439,457 in net cash to purchase equipment and other assets primarily for our Wichita, Eagan, and both Kansas City locations as well as our wort production facility, made payments aggregating $873,562 on our debt and capital lease obligations, and paid cash dividends to shareholders of our convertible preferred stock aggregating $41,068.

During the year ended December 28, 2004, operating activities provided us $2,297,946 of net cash, the sale of common stock provided us $7,875,796 of net cash, issuance of common stock pursuant to the exercise of options and warrants provided us $640,535 in net cash and proceeds from long-term debt provided us $750,000 of cash. We used $2,843,059 of cash to purchase equipment and other assets primarily for our Davenport, Lincoln and Minneapolis locations and our wort production facility, made payments on our debt and capital lease obligations aggregating $646,475, and paid cash dividends aggregating $217,456 to holders of our convertible preferred stock.

Using the proceeds from the sale of our securities, debt and equipment financing and cash flows from operations, we intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We plan to continue using our prototypical model as we open future restaurants under our multi-site development agreement; however, where appropriate, we will convert existing restaurants to our Granite City concept. Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototypical model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.

Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.6 million for each new restaurant. We anticipate that our new restaurants will require an investment by our developer of approximately $3.5 million to $4.5 million each for land and building. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

During fiscal year 2005, we commenced the following lease agreements relating to our new restaurants:

•       In July 2005, we opened our restaurant in Wichita. We are leasing this property from our developer under a 20-year lease agreement. Our annual lease payments are $336,000. This lease may be extended at our option for up to five additional five-year periods.

•       In September 2005, we opened our restaurant in Eagan. We are leasing this property from our developer under a 20-year lease agreement. Our annual lease payments are $396,375. This lease may be extended at our option for up to five additional five-year periods.

•       In November 2005, we opened our restaurant in Kansas City, Missouri. We are leasing this property from our developer under a 20-year lease agreement. Our annual lease payments are $446,250. This lease may be extended at our option for up to five additional five-year periods.

In February 2005, we commenced leasing a building in Ellsworth, Iowa, which was constructed in accordance with our specifications by an unrelated third party as our worthouse which facilitates the initial stage of our Fermentus Interruptus brewing process, the production of non-alcoholic wort. We have the option to purchase the worthouse at any time during the lease term for one dollar plus the unamortized construction costs. Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar. As such, the lease is classified as a capital lease.

In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices. The lease commenced October 1, 2005. Annual rent is $38,666, with scheduled annual increases throughout the term of the lease. Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.

In November 2005, we entered into an agreement for a facility in Minneapolis which we use as a test kitchen. Obligations under this three-year lease agreement began November 1, 2005. The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.

With our existing capital resources, cash generated from operations and the proceeds from approximately $3.0 million in additional debt and/or equipment financing that we are currently pursuing, we believe that we will have sufficient funds to complete our 2006 openings and provide sufficient working capital for our operations. If we do not generate the cash needed from operations and/or are not able to obtain sufficient debt and/or equipment financing, we may have to reduce or delay our planned fourth quarter 2006 openings. We will require further funding to open additional restaurants. We are continually evaluating our development plans and we are exploring options relative to the pace of our growth. Further, our liquidity will be affected by our need to refinance a balloon payment of approximately $1.3 million due in February 2007 on a loan associated with our Fargo restaurant’s building. If we do not have enough funds based upon our capital resources, anticipated equipment financing and expected cash flows from operations, we may be required to obtain additional financing through the sale of securities and/or increase our borrowings. We may not be able to accomplish either of these alternatives on terms acceptable to us, or at all.

Commitments and Contingent Liabilities

Operating and Capital Leases:

As of December 27, 2005, we had ten land and building lease agreements, eight which are with our developer. Of these ten leases, one expires in 2019, one in 2020, two in 2023, three in 2024 and the remaining three expire in 2025, all with renewable options for additional periods. The land portion of these leases is classified as an operating lease because the fair value of the land was more than 25% of the leased property at the inception of each lease. The building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease. Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales. As of December 27, 2005, future obligations relating to the land portion of these ten leases aggregated $23,318,880 plus percentage rent. The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis. Future obligations relating to the building portion of these ten leases aggregated $36,581,176 as of December 27, 2005.

In 2001, we entered into a 20-year operating lease for land upon which we built our Fargo restaurant. As of December 27, 2005, future obligations under the terms of this lease aggregated $1,143,800 plus percentage rent.

In December 2004, we entered into a land and building lease agreement for a facility to be used for wort production. This ten-year lease commenced February 1, 2005, and is classified as a capital lease as it contains a bargain purchase option. As of December 27, 2005, future obligations under the terms of this lease aggregated $784,804.

In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices. The lease commenced October 1, 2005. Annual rent is $38,666, with scheduled annual increases throughout the term of the lease. Such scheduled rent increases are recognized on a straight-line basis over the term of the lease. Future obligations under the terms of this lease aggregated $114,483 at December 27, 2005.

In November 2005, we entered into an agreement for a facility in Minneapolis, Minnesota which we use as a test kitchen. Obligations under this three-year lease agreement began November 1, 2005. The agreement calls for annual rent of $42,000 and has an option for a three-year renewal. Future obligations under this lease aggregated $119,000 at December 27, 2005.

As of December 27, 2005, we have additional capital lease obligations outstanding aggregating $424,057 for equipment leases expiring in 2008.

We have entered into three separate 20-year net leases relating to future restaurants in Kansas. The annual rent for each lease will be equal to 10.5% of the sum of the construction cost and land cost. The terms of these leases will commence when operations begin at each location.

Personal Guaranties:

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements. In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006. As of January 1, 2006, we had not obtained a release of such obligation, and as such are required to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained. Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004. The amount of annual compensation is 3% of the balance of such loans. This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period. During fiscal year 2004 and 2005, we accrued $36,554 and $36,581 of such fees, respectively, and paid $21,660 and $25,000 of such fees, respectively.

Employment Agreement:

In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our President and Chief Executive Officer, who is also a director of our company. The agreement provided for a minimum base salary of $225,000, commencing January 1, 2005, cash incentive compensation for 2005 ranging from $0 to $125,550 based on performance, and a stock option for the purchase of 150,000 shares of common stock. In February 2006, we amended the compensatory arrangements under the agreement by adopting our 2006 CEO Compensation Plan. This plan provides for a base salary of $275,000, commencing January 1, 2006, cash incentive compensation for 2006 ranging from $0 to $167,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock. In addition to annual compensation terms and other provisions, the agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates. For further information regarding this agreement, please review “Executive Compensation—Employment Contracts and Termination of Employment, and Change-in-Control Arrangements” in Item 10 of this Form 10-KSB.

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

Development Agreement:

We have entered into a development agreement with Dunham for the development of our restaurants. Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, a beneficial owner of less than 2% of our securities. The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012. Dunham also has the right to sell the underlying land and building to third parties or assign our leases. We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company. In the case of a merger or sale of our company, the development agreement may be terminated. As of March 1, 2006, nine restaurants, namely units 4-12, have been constructed for us under this development agreement.

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

Summary of Contractual Obligations:

The following table summarizes our obligations under contractual agreements as of December 27, 2005 and the time frame within which payments on such obligations are due. This table does not include amounts related to percentage rent, as such future amounts are not determinable. In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company. Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, principal	$2,503,927	$241,746	$1,773,595	$477,557	$11,029
Interest on long-term debt	325,001	184,261	109,309	31,374	57
Capital lease obligations, including interest	37,790,037	2,312,591	4,393,328	4,208,402	26,875,716
Operating lease obligations, including interest	24,696,163	1,465,617	2,927,369	2,793,619	17,509,557
Loan guarantee	113,556	26,475	55,170	28,581	3,330
Total obligations	$65,428,684	$4,230,690	$9,258,771	$7,539,533	$44,399,690

Based on our working capital position at December 27, 2005, we believe we have sufficient working capital to meet our current obligations.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board

(“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, we are required to adopt SFAS 123(R) in the first quarter of fiscal 2006, beginning December 28, 2005.

We currently account for share-based payments to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Based upon the outstanding options at December 27, 2005, the impact of SFAS 123(R) will be approximately $577,000 in fiscal year 2006. Any further impact of the adoption of SFAS 123(R) cannot be predicted at this time, because it will depend on levels of share-based payments granted in the future. If we had adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 12 to our Financial Statements.

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing GAAP, we currently capitalize rental costs during construction. We are required to adopt FASB Staff Position No. FAS 13-1 on December 28, 2005. The financial impact of the adoption of the staff position is expected to range from $50,000 to $125,000 in additional pre-opening rent expense per unit opened depending upon lease terms and length of construction period.

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

Our anticipated expansion for 2006 may be limited.   We have developed 12 restaurants, the most recent of which opened in January 2006. We expect to open six additional restaurants during 2006. The capital resources required to develop each new restaurant are significant. We estimate that our cost of opening a new Granite City Food & Brewery restaurant currently ranges from $1.0 million to $1.6 million. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant, conditions in the local real estate and employment markets, and leasing arrangements. With our existing capital resources, cash generated from operations and the proceeds from approximately $3.0 million in additional debt and/or equipment financing that we are currently pursuing, we believe that we will have sufficient funds to complete our 2006 openings and provide sufficient working capital for our operations. If we do not generate the cash needed from operations and/or are not able to obtain sufficient debt and/or equipment financing, we may have to reduce or delay our planned fourth quarter 2006 openings. We will require further funding to open additional restaurants. We are continually evaluating our development plans and we are exploring options relative to the pace of our growth. Further, our liquidity will be affected by our need to refinance a balloon payment of approximately $1.3 million due in

February 2007 on a loan associated with our Fargo restaurant’s building. If we do not have enough funds based upon our capital resources, anticipated equipment financing and expected cash flows from operations, we may be required to obtain additional financing through the sale of securities and/or increase our borrowings. We may not be able to accomplish either of these alternatives on terms acceptable to us, or at all.

We may not be able to manage planned expansion.   We face many business risks associated with our proposed growth, including the risk that our existing management, information systems and financial controls will be inadequate to support our planned expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls. Further, as we operate more restaurants, our rate of expansion relative to the size of our restaurant base will decline. If we fail to continue to improve management, information systems and financial controls, or if we encounter unexpected difficulties during expansion, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our sales growth and profitability could be adversely affected if comparable restaurant sales are less than we expect.   While future sales growth will depend substantially on our plans for new restaurant openings, the level of comparable store sales will also affect our sales growth and will continue to be a critical factor affecting our profitability. This is because the profit margin on comparable restaurant sales is generally higher than the profit margin on new restaurant sales, as comparable restaurant sales enable fixed costs to be spread over a higher sales base. While we do not expect comparable restaurant sales growth to continue at historical levels, our plans do incorporate positive comparable restaurant sales. It is possible that we will not achieve our targeted comparable restaurant sales growth or that the change in comparable restaurant sales could be negative. If this were to happen, sales and profitability would be adversely affected.

You should not rely on past increases in our average restaurant revenues or our comparable restaurant sales as an indication of future operating results because they may fluctuate significantly.   A number of factors historically have affected, and are likely to continue to affect, our average restaurant revenues and/or comparable restaurant sales, including, among other factors:

•       our ability to execute our business strategy effectively;

•       initial sales performance by new restaurants;

•       the timing of new restaurant openings and related expenses;

•       levels of competition in one or more of our markets; and

•       general economic conditions and consumer confidence.

Our average restaurant revenues and comparable restaurant sales may not increase at rates achieved over recent periods. Changes in our average restaurant revenues and comparable restaurant sales could cause the price of our common stock to fluctuate significantly.

We may be unable to recruit, motivate and retain qualified employees.   Our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including trained brewing personnel, restaurant managers, kitchen staff and wait staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions could be in short supply in one or more of our markets. In addition, our success depends upon the skill and experience of our restaurant-level management teams. Our inability to recruit, motivate and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, either of which could have a material adverse effect on our business, financial condition, operating results and cash flows. Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees, which could result in higher labor costs.

The loss of key personnel could adversely affect our business.   Our success depends to a significant extent on the performance and continued service of members of our senior management such as Chief Executive Officer Steve Wagenheim and Chief Operating Officer—Restaurant Operations Tim Cary and certain other key employees. Competition for employees with such specialized training and deep backgrounds in the restaurant industry is intense and we cannot assure you that we will be successful in retaining such personnel. In addition, we cannot assure you that employees will not leave or compete against us. If the services of any members of management become unavailable for any reason, it could adversely affect our business and prospects.

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

Our business could be materially adversely affected if we are unable to expand in a timely and profitable manner.   To continue to grow, we must open new restaurants on a timely and profitable basis. We may experience delays in restaurant openings which could materially adversely affect our business, financial condition, operating results and cash flows. Our ability to expand successfully depends upon a number of factors, some of which are beyond our control, including:

•       identification and availability of suitable restaurant sites;

•       competition for restaurant sites;

•       the availability of construction materials and labor;

•       the management of construction and development costs of new restaurants;

•       availability of financing, including financing for the purchase or lease of restaurant and brewing equipment and leasehold improvements;

•       securing required governmental approvals, licenses and permits;

•       the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards;

•       recruitment of qualified operating personnel, particularly general managers and kitchen managers; and

•       competition in new markets.

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

Unanticipated costs or delays in the development or construction of our restaurants could prevent our timely and cost-effective opening of new restaurants.   Our developer depends upon contractors for the construction of our restaurants. After construction, we invest heavily in leasehold improvements for completion of our restaurants. Many factors could adversely affect the cost and time associated with our development of restaurants, including:

•       labor disputes;

•       shortages of materials and skilled labor;

•       adverse weather;

•       unforeseen construction problems;

•       environmental problems;

•       zoning problems;

•       federal, state and local government regulations;

•       modifications in design; and

•       other unanticipated increases in costs.

Any of these factors could give rise to delays or cost overruns which may prevent us from developing additional restaurants within anticipated budgets and expected development schedules. Any such failure could have a material adverse effect on our business, financial condition, operating results and cash flows.

We may be unable to fund our significant future capital needs in the long-term and we may need additional funds sooner than anticipated.   To finance our expansion plans, we require funds for capital expenditures, pre-opening costs and to offset negative cash flow related to new restaurant openings and our increased general and administrative expenses as a growing company. We may not be able to obtain the future financing we need for expansion on acceptable terms. If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows. We may raise future capital through the issuance of our securities. Depending upon the price at which we issue securities to fund expansion, your holdings may be diluted. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. Specifically, our future expansion may be delayed or curtailed:

•       if future cash flows from operations fail to meet our expectations;

•       if costs and capital expenditures for new restaurant development exceed anticipated amounts;

•       if we incur unanticipated expenditures related to our operations;

•       if we are unable to obtain acceptable equipment financing of restaurants; or

•       if we are required to reduce prices to respond to competitive pressures.

Our operations depend upon governmental licenses or permits and we may face liability under dram shop statutes.   Our business depends upon obtaining and maintaining required food service, liquor and brewing licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as licensing requirements of states and municipalities where we operate restaurants. Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time. State liquor and brewing laws may prevent or impede our expansion into certain markets. Although we do not anticipate any significant problems in obtaining required licenses, permits or approvals, any delays or failures to obtain required licenses, permits or approvals could delay or prevent our expansion in a particular area. We are at risk that a state’s regulations concerning brewery restaurants or the interpretation of these regulations may change. In addition, our sale of alcoholic beverages subjects us to “dram shop” statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results and cash flows could be materially and adversely affected.

Health concerns or negative publicity regarding our restaurants or food products could affect consumer preferences and could negatively impact our results of operations.   Like other restaurant chains, consumer preferences could be affected by health concerns or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants. A decrease in customer traffic to our restaurants as a result of these health concerns or negative publicity could materially harm our business.

If our distributors or suppliers do not provide food and beverages to us in a timely fashion, we may experience short-term supply shortages, increased food and beverage costs and quality control problems.   We currently depend on a national food distribution service company to provide food and beverage products to all of our restaurants. We do not have long-term contractual arrangements with this distributor. If this national distributor, or other distributors or suppliers, cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. If these alternative suppliers do not meet our specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could adversely affect our business.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.   Our leases generally have initial terms of 20 years and generally can be extended only in five-year increments (at increased rates) if at all. All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

Compliance with changing regulation of corporate governance, public disclosure and financial accounting standards may result in additional expenses and affect our reported results of operations.   Keeping informed of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Sarbanes-Oxley Act, as well as new and proposed SEC regulations, NASDAQ Stock Market rules and accounting standards, has required an increased amount of management attention and external resources. Compliance with such requirements may result in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities. Additionally, changes to existing rules or current practices may adversely affect our reported financial results.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.   As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls over financial reporting. We do not expect to be subject to these requirements for fiscal year 2006. We are evaluating our internal controls over financial reporting in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls, as a required part of our annual report, beginning with our annual report for fiscal year 2007.

While we expect to expend significant resources during fiscal years 2006 and 2007 in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, we cannot assure you that we will not receive an adverse report on our assessment of our internal controls over financial reporting and/or the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm.

If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

In addition to the above, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected. In addition, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

Because the value of our business depends primarily upon intangible assets, such as our business concept and development strategy, the value of your investment could decrease significantly in the event of liquidation.   Because we do not own the real estate at any of our existing locations, we only own the building at one existing location, we lease much of the equipment we use, and we do not plan to own the real estate or buildings in which our future restaurants will be located, our tangible assets mainly consist of inventory. Until we establish a history of earnings, the value of our business that could be realized upon liquidation is comprised of intangible assets, including our business concept, development strategy, intellectual property, trademarks, goodwill and employee know-how. If our business is not successful, the value of our intangible assets could decrease significantly. The value of your investment could decrease as a result.

Increases in state or federal minimum wage or required benefits could negatively impact our operating results.   Various federal and state labor laws govern our relationship with our employees, including such matters as minimum wage requirements, overtime and working conditions. There have been increases in the federal and some state minimum wage requirements, and there may be additional increases in the future. A substantial majority of employees working in our restaurants receive salaries equal to the applicable minimum wage, and future increases in the minimum wage will increase our operating expenses. In addition, some states have periodically proposed laws that would require companies such as ours to provide health benefits to all employees. Additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions of health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our operating results.

Limitations in our insurance coverage could adversely affect our operations in certain circumstances.   We have comprehensive insurance, including workers’ compensation, general liability, fire and extended coverage and property insurance. However, there are certain types of losses which may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane, flood losses and employee practices. If such a loss should occur, we would, to the extent that we are not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and/or cash flow from, such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. We cannot assure you that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all, or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

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

Our existing shareholders have significant control which could reduce your ability to receive a premium for your shares through a change in control.   As of March 1, 2006, our directors and executive officers, as a group, beneficially owned approximately 22.9% of our common stock. As a result, they are able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price.

If we do not maintain our NASDAQ listing, you may have difficulty reselling our shares.   We will need to maintain certain financial and corporate governance qualifications to keep our shares listed on the NASDAQ Capital Market. We cannot assure you that we will at all times meet the criteria for continued listing. If we fail to maintain such qualifications, including a minimum bid price of $1.00, our shares may be delisted. In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board. In addition, our shares could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our shares, other than trades with their established customers and accredited investors. Consequently, the delisting of our shares and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our shares, which may adversely affect your ability to resell our shares. If any of these events take place, you may not be able to sell as many shares as you desire, you may experience delays in the execution of your transactions and our shares may trade at a lower market price than they otherwise would.

ITEM 7                   FINANCIAL STATEMENTS

See Index to Financial Statements on Page F-1.

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

ITEM 8B          OTHER INFORMATION

None.

PART III

ITEM 9      Directors, Executive Officers, Promoters and control persons; COMPLIANCE with section 16(a) of the exchange act

The following table provides information with respect to our directors and executive officers as of March 1, 2006. Each director serves for a one-year term expiring in 2006 and until his or her successor has been elected and duly qualified. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

The board of directors represents the interests of our shareholders as a whole and is responsible for directing the management of the business and affairs of our company. The board is comprised of a majority of “independent directors” as defined in Nasdaq Marketplace Rule 4200(A)(15). The independent directors are identified by name in the following chart.

Name	Age	Principal Occupation	Position with Granite City	Director Since	Independent Director
Steven J. Wagenheim	52	President, Chief Executive Officer and Director of Granite City	President, Chief Executive Officer and Director	1997	No
Timothy R. Cary	38	Chief Operating Officer—Restaurant Operations of Granite City	Chief Operating Officer—Restaurant Operations	N/A	N/A
Daniel H. Bauer	43	Chief Financial Officer of Granite City	Chief Financial Officer	N/A	N/A
Monica A. Underwood	46	Corporate Controller and Secretary of Granite City	Corporate Controller and Secretary	N/A	N/A
James J. Hughes	50	Senior Vice President of Operations of Granite City	Senior Vice President of Operations	N/A	N/A
James G. Gilbertson(1)	44	Vice President of Business Development and Cable Distribution of ValueVision Media, Inc.	Director	1999	Yes
Eugene E. McGowan(2)(3)	69	President of The McGowan Group	Director	2003	Yes
Arthur E. Pew III(2)(3)	72	Private Investor	Director	1997	Yes
Dermot F. Rowland(1)(3)	68	Private Investor	Director	2004	Yes
Bruce H. Senske(1)(2)	51	Managing Director and Co-Founder of Genoa Business Advisors LLC	Director	1999	Yes

(1)          Member of the audit committee

(2)          Member of the compensation committee

(3)          Member of the corporate governance and nominating committee

Steven J. Wagenheim, President, Chief Executive Officer and director, is also one of our founders. Mr. Wagenheim has over 25 years of hospitality industry experience as corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations. Mr. Wagenheim is the Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., an investment holding company that formerly operated a Champps Americana restaurant in New Brighton, Minnesota. Since 1989, Mr. Wagenheim has been involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation.

Timothy R. Cary became our Chief Operating Officer—Restaurant Operations in December 2003. Mr. Cary has been involved in the restaurant industry for nearly 20 years. From October 1999 until December 2003, Mr. Cary served as our Vice President of Operations. From 1991 until 1999, he held a variety of management positions with the Champps Americana chain of restaurants.

Daniel H. Bauer became our Chief Financial Officer in September 2005. Mr. Bauer most recently served as Senior Vice President of Finance of Cajun Operating Company, a position he assumed in January 2005 following the acquisition by such entity of Church’s Chicken from AFC Enterprises. From September 2003 to January 2005, Mr. Bauer served as divisional CFO of Church’s Chicken, a quick service restaurant chain with over 1,500 locations in 15 countries. From 1997 to September 2003, Mr. Bauer was employed at AFC Enterprises, which was the parent company of Church’s Chicken, Cinnabon, Seattle Coffee Company, Chesapeake Bagel Bakery and Popeye’s Chicken and Biscuits, most recently serving as Vice President—Finance and Tax. From 1988 to 1996, Mr. Bauer was employed at Price Waterhouse, most recently serving as a senior tax manager.

Monica A. Underwood has served as our Corporate Controller since April 2001 and Secretary since February 2003. From February 2003 to September 2005, Ms. Underwood also served as our Interim Chief Financial Officer. Prior to joining our company in 2001, she was the Corporate Controller for iNTELEFILM Corporation, an entity engaged in television commercial production, from May 1990 to April 2001.

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

James G. Gilbertson became one of our directors in November 1999. Mr. Gilbertson has served as Vice President of Business Development and Cable Distribution for ValueVision Media, Inc., an integrated direct marketing company that sells its products directly to consumers through television, the internet and direct mail, since November 2005. From January 2001 to July 2005, Mr. Gilbertson served as Chief Financial Officer of Navarre Corporation, a major distributor of music, software, video games, interactive CD-ROM products and DVD videos. From January 2003 to July 2005, Mr. Gilbertson also served on the board of directors of Navarre Corporation. Mr. Gilbertson held various positions at iNTELEFILM Corporation, an entity engaged in television commercial production, from July 1992 through January 2001, including serving as Co-President from August 2000 through January 2001, Chief Operating Officer from April 1996 through January 2001, and Chief Financial Officer from July 1992 through December 1999. Mr. Gilbertson served as a Chief Operating Officer of Harmony Holdings, Inc., a corporation involved in the production of television commercials, music videos and related media, from April 1998 through January 2001.

Eugene E. McGowan became one of our directors in 2003. Since 2001, Mr. McGowan has been the President and Chief Executive Officer of The McGowan Group which provides consulting in the areas of strategic planning, business development, sales, training and marketing. In 1985, he joined Piper Jaffray, Inc. and in 1999 was promoted to Chief Operating Officer of Individual Investor Services with US Bancorp Piper Jaffray where he directed the day-to-day activities of over one hundred branch offices. Mr. McGowan has a business relationship with Granite Partners, one of our shareholders. For more information regarding Mr. McGowan’s relationship with Granite Partners, please review “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions.”

Arthur E. Pew III became one of our directors in August 1997. Retired since 1990, Mr. Pew served as a director of the Pew Charitable Trusts and the Glenmede Trust Company, N.A., both in Philadelphia, Pennsylvania, from October 1996 to March 2005. Mr. Pew owned several Champps restaurants from 1989 to 1996.

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

Bruce H. Senske became one of our directors in November 1999. Over the last seven years, he has been part of the senior management teams of more than 15 businesses. Mr. Senske is the Managing Director and co-founder of Genoa Business Advisors LLC, a management advisory firm advising mid market companies in the areas of operations, finance and organizational design and development. Between June 2001 and January 2003, Mr. Senske co-founded and was a managing director of Volition Advisory Group, LLC, a management advisory firm specializing in assisting companies in transition. From June 1998 until May 2001, Mr. Senske was a Managing Partner at Manchester Companies, a private investment and management-consulting firm formed in 1993. From September 1999 to September 2000, he served as Interim Chief Executive Officer of Telident, Inc., an entity which designed, manufactured and marketed proprietary hardware and software systems to provide the exact location of a 911 telephone call. Mr. Senske served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of U-Ship, Inc., a NASDAQ company, from 1993 to 1998.

Audit Committee Matters

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. James G. Gilbertson, Bruce H. Senske and Dermot F. Rowland are the members of our audit committee.

Under applicable Nasdaq Marketplace Rules, each member of our audit committee must (i) be independent as defined under Nasdaq Marketplace Rule 4200(a)(15); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (iii) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years; and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. Our board of directors has determined that Messrs. Gilbertson, Senske and Rowland meet the applicable requirements. In addition, at least one member of our audit committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Our board of directors has determined that Messrs. Gilbertson, Senske and Rowland each meet these requirements.

Audit Committee Financial Expert

Our board of directors has determined that James G. Gilbertson is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-B and applicable Nasdaq Marketplace Rules. Our Code of Business Conduct and Ethics is posted on our internet website at www.gcfb.net and is available, free of charge, upon written request to our Chief Financial Officer at 5402 Parkdale Drive, Suite 101, Minneapolis, MN 55416. We intend to disclose any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.gcfb.net.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that (a) one report on Form 4 setting forth the open market sale of 10,000 shares of common stock by one of our directors, Bruce H. Senske, on August 23, 2005, (b) one report on Form 4 setting forth the in-the-money exercise of 100 Class A Warrants by the spouse of one of our directors, Arthur E. Pew III, on December 1, 2005, and the in-the-money exercise of 200 Class A Warrants by trusts for Mr. Pew’s grandchildren on December 1, 2005, and (c) one report on Form 4 setting forth the in-the-money exercise of 300 Class A Warrants by Mr. Pew on December 12, 2005, were not filed on a timely basis.

ITEM 10            EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer and the other executive officers whose salary and bonus was at least $100,000 in the most recent fiscal year (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
					Awards
		Annual Compensation			Securities
				Other annual	Underlying	All other
Name and principal position(1)	Year	Salary	Bonus	compensation(2)	Options	compensation(3)
Steven J. Wagenheim(4)	2005	$226,346	$37,251	$7,803	150,000	$36,581
President, Chief Executive	2004	163,549	—	16,026	—	36,554
Officer and Director	2003	119,016	—	369	50,000	—
Timothy R. Cary	2005	170,064	11,531	10,001	50,000	—
Chief Operating Officer—	2004	151,716	14,056	5,206	—	—
Restaurant Operations	2003	131,677	11,175	20,800	50,000	—
Monica A. Underwood	2005	103,603	—	—	15,000
Corporate Controller and	2004	95,874	—	—	—
Corporate Secretary	2003	85,029	—	—	30,000
James J. Hughes	2005	165,393	11,539	24,567	10,000	—
Sr. Vice President of	2004	151,225	13,631	5,130	—	—
Operations	2003	20,452	2,154	554	100,000	—

(1)          Mr. Wagenheim has been an executive officer of ours since our inception in June 1997. Mr. Cary, Ms. Underwood and Mr. Hughes became executive officers in 2003.

(2)          Other annual compensation reflects auto allowances which included excess mileage reimbursement which Mr. Cary received in 2003, Mr. Wagenheim received in 2004 and Mr. Hughes received in 2005.

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

The following table sets forth each grant of stock options during the last fiscal year to the Named Executive Officers. No stock appreciation rights were granted during the last fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of		Percent of Total
	Securities		Options Granted	Exercise or
	Underlying		to Employees	Base Price	Expiration
Name	Options Granted		in Fiscal Year	($/share)	Date
Steven J. Wagenheim	150,000	(1)	28.1%	$4.31	3/15/2015
Timothy R. Cary	50,000	(2)	9.4%	4.31	3/15/2015
Monica A. Underwood	15,000	(2)	2.8%	4.31	3/15/2015
James J. Hughes	10,000	(2)	1.9%	4.31	3/15/2015

(1)          75,000 of these options vested on March 15, 2005, 50,000 options will vest March 15, 2007 and the remaining 25,000 with vest March 15, 2008.

(2)          One-third of these options will vest March 15, 2006, one-third will vest March 15, 2007 and the remaining one-third will vest March 15, 2008.

The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of the end of the last fiscal year. No options were exercised by Named Executive Officers during the last fiscal year. No stock appreciation rights were exercised by the Named Executive Officers during the last fiscal year or were outstanding at the end of that year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

	Number of Securities Underlying		Value of Unexercised
	Unexercised Options at FY-End		In-the-Money Options at FY-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Wagenheim	175,000	100,000	$208,750	$53,250
Timothy R. Cary	238,000	75,000	363,510	44,250
Monica A. Underwood	47,500	20,000	104,600	10,650
James J. Hughes	50,000	60,000	100,500	104,100

(1)          Market value of underlying securities at fiscal year end ($4.67) minus the exercise price.

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

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Employment Agreement with Steven J. Wagenheim

In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our President and Chief Executive Officer, who is also a director of our company. The agreement provided for a minimum base salary of $225,000, commencing January 1, 2005. In February 2006, we amended the compensatory arrangements under the agreement by adopting our 2006 CEO Compensation Plan. This plan provides for a base salary of $275,000, commencing January 1, 2006. Any salary increase for 2007 will be reviewed at a later date by our Compensation Committee, which will assess officer and company performance during 2006, with any future increase to be effective April 1, 2007.

The agreement establishes performance metrics for incentive cash compensation based on our annual business plan, whereby the amount of achievement against each objective will determine the level of incentive cash compensation. Such metrics are divided into four categories: (1) sales/revenue, (2) income from restaurant operations, (3) general and administrative expense control, and (4) earnings per share. In 2005, Mr. Wagenheim received cash incentive compensation of $37,251. Depending upon performance, Mr. Wagenheim’s cash incentive compensation for 2005 could have ranged from $0 for performance that achieved substantially less than target performance on all measures, to $90,000 for performance that achieved 100% of target performance on all measures, to $125,550 for performance that achieved substantially more than target performance on all measures. Under the 2006 CEO Compensation Plan, depending upon performance, Mr. Wagenheim’s cash incentive compensation for 2006 will range from $0 for performance that achieves substantially less than target performance on all measures, to $120,000 for performance that achieves 100% of target performance on all measures, to $167,400 for performance that achieves substantially more than target performance on all measures. Mr. Wagenheim’s performance is assessed pursuant to the foregoing measures on a quarterly basis. Half of any incentive cash compensation earned is paid quarterly and the remaining half of any incentive cash compensation is paid at year end, following a performance versus plan reconciliation. Incentive cash compensation for 2007 will be reviewed by our Compensation Committee at a later date as the annual business plan is approved by the Board of Directors.

Mr. Wagenheim’s employment agreement provides that a severance payment equal to 18 months of base salary will be made if his employment is terminated in connection with a change of control, by our company without cause, or by the officer for good reason, including, but not limited to, a reduction of the officer’s compensation; a reduction of authority and responsibility; a relocation of place of employment; or a breach of the employment arrangement by our company. In addition, Mr. Wagenheim has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noncompetition and nonrecruitment provisions during the term of his employment and for a period of one year thereafter.

Employment Agreement with Daniel H. Bauer

In August 2005, we entered into an at-will employment agreement with Daniel H. Bauer that provides for Mr. Bauer to serve as our Chief Financial Officer, commencing September 13, 2005. The agreement provides for a minimum base salary of $215,000 per year. Mr. Bauer will also be eligible to participate in any performance-based cash bonus or equity award plan for senior officers of our company based upon achievement of individual and/or company goals established with respect to each fiscal year by the board or compensation committee. The extent of Mr. Bauer’s participation in bonus plans is within the discretion of the board or compensation committee provided, however, that for fiscal years 2005 and 2006, Mr. Bauer will be eligible to receive an annual cash bonus of up to $75,000 based upon performance targets that are established by the compensation committee. Annual performance metrics that may be established by the committee may include, but not be limited to, objective performance criteria such as revenue, income from restaurant operations, general and administrative expenses, opening expenses, operating weeks and EBITDA, as well as achievement of individual performance goals. The annual cash bonus will be pro-rated for 2005. We also have agreed to pay Mr. Bauer’s reasonable housing and commuting expenses through July 31, 2006, up to a maximum of $28,000, and Mr. Bauer’s moving expenses in the amount of $20,000.

Effective January 1, 2007, the employment agreement provides that a severance payment equal to 12 months of base salary (and a pro-rata portion of any bonus earned as of the date of termination) will be made if Mr. Bauer’s employment is terminated in connection with a change of control, by our company without cause, or by the officer for good reason, including, but not limited to, a reduction of the officer’s compensation; a reduction of authority and responsibility; a relocation of place of employment; a breach of the employment arrangement by our company; or, following a change of control, Steven J. Wagenheim, our current chief executive officer, ceases to serve in such capacity. In addition to the foregoing severance payments, we have agreed to pay or reimburse Mr. Bauer for medical (COBRA) benefits for the period covered by the severance payments. In addition, Mr. Bauer has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noninterference and nonrecruitment provisions during the term of his employment and for a period of two years thereafter.

ITEM 11            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2006, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) our Named Executive Officers (as defined herein), and (d) all executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as described elsewhere herein, we know of no agreements among our shareholders that relate to voting or investment power with respect to our common stock.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned		Percentage of Common Stock(2)
Steven J. Wagenheim(3)(4)	1,958,710	(5)	14.6%
Arthur E. Pew III(3)	1,843,312	(6)	13.9%
William E. Burdick(3)	1,716,500	(7)	12.9%
Brewing Ventures LLC	1,662,500		12.6%
Bluestem Capital Partners III Limited Partnership(8)	1,481,780	(9)	11.2%
Andrew J. Redleaf(10)(11)	1,060,360	(12)	7.9%
Perkins Capital Management, Inc.(13)	884,431	(14)	6.6%
Whitebox Intermarket Partners, L.P.(11)	805,557	(12)	6.0%
Eugene E. McGowan(15)	400,597	(16)	3.0%
Timothy R. Cary	254,666	(17)	1.9%
Dermot F. Rowland	113,381	(18)	*
Bruce H. Senske	96,327	(19)	*
James G. Gilbertson	75,000	(20)	*
James J. Hughes	53,333	(17)	*
Monica A. Underwood	52,500	(17)	*
All directors and executive officers as a group (10 persons)(21)	3,260,326	(22)	22.9%

*                    Represents less than one percent.

(1)          Unless otherwise indicated, the address of each shareholder is c/o Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416.

(2)          Percent of common stock is based on 13,226,526 shares of common stock issued and outstanding on March 1, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 1, 2006. Shares issuable pursuant to the exercise of warrants and the exercise of options are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(3)          Messrs. Wagenheim and Pew, two members of our board of directors, and Mr. Burdick, a former member of our board of directors, are members of Brewing Ventures LLC who collectively own 75%

of its membership interests. As a result, they may be deemed to be the indirect beneficial owners of the securities it holds. The number of shares reported herein as beneficially owned by such individuals includes the securities held by Brewing Ventures.

(4)          Mr. Wagenheim owns 70% of New Brighton Ventures, Inc. As a result, he may be deemed to be the indirect beneficial owner of the securities it holds. The number of shares reported herein as beneficially owned by Mr. Wagenheim includes the securities held by New Brighton Ventures.

(5)          Includes 175,000 shares purchasable by Mr. Wagenheim upon the exercise of options.

(6)          Includes 207 shares owned by Mr. Pew’s spouse, 414 shares owned by trusts for the benefit of Mr. Pew’s grandchildren, over which Mr. Pew is sole trustee, and 60,000 shares purchasable by Mr. Pew upon the exercise of options.

(7)          Includes 54,000 shares purchasable by Mr. Burdick upon the exercise of options.

(8)          The address of this shareholder is 122 South Phillips Avenue, Suite 300, Sioux Falls, SD 57104.

(9)          As set forth in Schedule 13D/A filed with the SEC by Bluestem Capital Partners III Limited Partnership on February 25, 2005.

(10)   Based upon his Schedule 13G, filed December 9, 2004, Mr. Redleaf has beneficial ownership or control of Whitebox Intermarket Partners. The number of shares reported herein as beneficially owned by Mr. Redleaf includes securities held by Whitebox.

(11)   The address of this shareholder is 3033 Excelsior Blvd., Suite 300, Minneapolis, MN 55416.

(12)   Includes 201,224 shares purchasable by Whitebox upon the exercise of warrants.

(13)   The address of this shareholder is 730 East Lake Street, Wayzata, MN 55391.

(14)   As set forth in Schedule 13G/A filed with the SEC by Perkins Capital Management, Inc. on January 27, 2006. Includes 109,230 shares purchasable upon the exercise of warrants. The Schedule 13G reports that these shares are owned by investment advisory clients of Perkins Capital Management. The Schedule 13G reports that these shares represent 395,601 shares over which such entity has sole voting power and 884,431 shares over which such entity has sole dispositive power. Perkins Capital Management, Inc. disclaims beneficial ownership over all shares held for clients.

(15)   Mr. McGowan, a member of our board of directors, has a business relationship with Granite Partners, L.L.C. such that he may be deemed to be the indirect beneficial owner of the securities held by such entity. Mr. McGowan’s address is 308 E. Pennbrook Circle, Sioux Falls, SD 57108.

(16)   Includes 15,128 shares owned by Granite Partners, 170,215 shares purchasable by Granite Partners upon the exercise of warrants and 45,000 shares purchasable by Mr. McGowan upon the exercise of options.

(17)   Represents shares purchasable upon the exercise of options.

(18)   Includes 6,400 shares purchasable by Mr. Rowland upon the exercise of warrants and 15,000 shares purchasable by Mr. Rowland upon the exercise of options.

(19)   Includes 4,308 shares purchasable by Mr. Senske upon the exercise of warrants and 60,000 shares purchasable by Mr. Senske upon the exercise of options.

(20)   Includes 30,000 shares purchasable by Mr. Gilbertson upon the exercise of options.

(21)   Includes securities held by Brewing Ventures, New Brighton Ventures, Mr. Pew’s spouse, trusts for the benefit of Mr. Pew’s grandchildren, and Granite Partners.

(22)   Includes 180,923 shares purchasable upon the exercise of warrants and 820,499 shares purchasable upon the exercise of options.

Equity Compensation Plan Information

The following table provides information as of the end of fiscal year 2005 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,529,500		$3.64	605,308	(1)
Equity compensation plans not approved by security holders	564,373	(2)	$3.02	0
Total	2,093,873		$3.47	605,308

(1)          Represents (a) 35,500 shares remaining available for future issuance under our 1997 Stock Option Plan; (b) 178,500 shares remaining available for future issuance under our 1997 Director Stock Option Plan; and (c) 391,308 shares remaining available for future issuance under our 2002 Equity Incentive Plan. On January 1st of each year, the aggregate number of shares of stock that may be awarded under the 2002 Equity Incentive Plan automatically increases by the greater of (a) 80,000 shares of stock or (b) 2.0% of the outstanding shares of stock on such date. As a result, 655,839 shares were available for future issuance under our 2002 Equity Incentive Plan as of January 1, 2006.

(2)          Represents (a) an aggregate of 40,500 shares of common stock underlying ten-year options exercisable at $1.65 per share issued on December 27, 2001, to certain employees, including an executive officer, an executive officer who also serves as a director and a former executive officer who also served as a director; (b) an aggregate of 20,000 shares of common stock underlying ten-year options exercisable at $2.45 per share issued on February 11, 2003 to a former executive officer who also served as a director; (c) an aggregate of 282,707 shares of common stock underlying five-year warrants exercisable at $1.58 per share, 214,327 of which were originally issued in the fourth quarter of 2002 and 68,380 of which were issued in the first half of 2003, pursuant to the terms of an agency agreement; (d) an aggregate of 130,730 shares of common stock underlying five-year warrants exercisable at $5.00 per share, 29,618 of which were originally issued September 17, 2004 and 101,112 of which were issued November 4, 2004; (e) an aggregate of 55,436 shares of common stock underlying five-year warrants exercisable at $6.50 per share issued October 21, 2005; and (f) an aggregate of 12,000 shares of common stock underlying five-year warrants exercisable at $2.85 per share, an aggregate of 10,000 shares of common stock underlying five-year warrants exercisable at $3.40 per share, an aggregate of 8,000 shares of common stock underlying five-year warrants exercisable at $4.40 per share and an aggregate of 5,000 shares of common stock underlying five-year warrants exercisable at $5.40 per share issued May 12, 2003 pursuant to the terms of a financial advisory services agreement.

ITEM 12            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Steven J. Wagenheim, our President, Chief Executive Officer and director, and William E. Burdick, one of our former directors, have personally guaranteed the lease on our restaurant in St. Cloud, Minnesota, and the lease on our restaurant in Sioux Falls, South Dakota. In July 2001, Messrs. Wagenheim, Burdick and Arthur E. Pew III, one of our directors, personally guaranteed the $1.5 million loan we obtained to finance our restaurant in Fargo, North Dakota. In connection with the guaranties of the loan, we entered into an agreement concerning guaranty with Messrs. Wagenheim, Burdick and Pew which provides, among other things, that our company, Mr. Wagenheim and Mr. Burdick, jointly and severally, agree to indemnify and hold Mr. Pew harmless from any liabilities which he may claim by reason of his guaranty of our indebtedness, and that we will indemnify Mr. Wagenheim and Mr. Burdick from any liabilities they may incur by reason of their guaranties of our indebtedness. We have further agreed that we will not, without Mr. Pew’s consent, modify the terms and conditions of the loan, default in payment of obligations under the loan agreement or incur additional indebtedness other than indebtedness under the loan, ordinary trade debt or other indebtedness incurred in the ordinary course of business, not to exceed $100,000 at any time. The agreement also contains other customary covenants and covenants that we will use our best efforts to refinance the $1.5 million of indebtedness by January 1, 2006 and that we will use our best efforts to obtain a release of Mr. Pew from the guaranty by that date. Because we did not release Mr. Pew from the obligation by January 1, 2006, we became obligated to pay him a monthly guaranty fee beginning in February 2006 in the amount of $1,000, until he is released from the obligation. At a meeting held in March 2004, our board of directors agreed to compensate Mr. Wagenheim for his personal guaranties of equipment loans entered into in August 2003 and January 2004. The amount of such compensation is calculated based on 3% of the weighted average daily balances of such loans at the end of each monthly accounting period. During fiscal year 2004 and 2005, we accrued $36,554 and $36,581 of such fees, respectively, and paid $21,660 and $25,000 of such fees, respectively.

In October 2002, we entered into a development agreement with Dunham relating to the development of future restaurants. For more information regarding such arrangement, please review “Description of Business—Development Agreement.” Donald A. Dunham, Jr., who controls Dunham, is an affiliate of Granite Partners, a beneficial owner of less than 2% of our securities at the end of fiscal year 2005.

During the third quarter of 2004, Granite Partners, an entity over which Eugene E. McGowan, one of our directors, exercises control as a managing member, purchased 425,538 shares and warrants for the purchase of 170,215 shares for total consideration of $1,383,000. In addition, Whitebox Intermarket Partners, L.P. purchased 461,538 shares and warrants for the purchase of 184,615 shares for total consideration of $1,500,000. Due to the foregoing purchases, Granite Partners and Whitebox Intermarket Partners each became beneficial owners of more than 5% of our common stock. As of fiscal year end 2005, Granite Partners owned less than 2% of our common stock. Also in connection with the private placement, Bruce H. Senske, one of our directors, purchased 10,769 shares and warrants for the purchase of 4,308 shares for total consideration of $35,000 and Dermot F. Rowland, one of our directors, purchased 16,000 shares and warrants for the purchase of 6,400 shares for total consideration of $52,000.

We have employment agreements with Steven J. Wagenheim, our President, Chief Executive Officer and one of our directors, and Daniel H. Bauer, our Chief Financial Officer. You should review “Executive Compensation—Employment Contracts and Termination of Employment, and Change-in-Control Arrangements” for more information about such agreements. In connection with our entry into the foregoing agreements, we awarded non-qualified stock options to Messrs. Wagenheim and Bauer. In particular, we issued (1) a ten-year option for the purchase of 150,000 shares, exercisable at $4.31 per share, to Mr. Wagenheim on March 15, 2005, and (2) a ten-year option for the purchase of 175,000 shares, exercisable at $5.00 per share, to Mr. Bauer on August 17, 2005. The option awarded to Mr. Wagenheim vests to the extent of 75,000 shares upon grant, 50,000 shares upon the second anniversary of the date of grant, and 25,000 shares upon the third anniversary of the date of grant. The option awarded to Mr. Bauer vests to the extent of 75,000 shares on the date Mr. Bauer’s employment commenced, 50,000 shares upon the first anniversary of the date of employment, and 50,000 shares upon the second anniversary of employment. On February 22, 2006, in connection with our adoption of the 2006 CEO Compensation Plan, which serves to amend our employment agreement with Mr. Wagenheim, we awarded a ten-year non-qualified stock option to Mr. Wagenheim for the purchase of 100,000 shares, exercisable at $4.23 per share. This option vests in full on December 31, 2006.

All future transactions between us and our officers, directors and principal shareholders and their affiliates will be approved by the Audit Committee of our board of directors.

ITEM 13            EXHIBITS

See “Index to Exhibits.”

ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Schechter Dokken Kanter Andrews & Selcer Ltd. for the years ended December 28, 2004, and December 27, 2005.

	Year Ended
	December 28, 2004	December 27, 2005
Audit fees(1)	$59,408	$79,893
Audit-related fees(2)	6,000	11,436
Tax fees(3)	5,550	6,350
All other fees(4)	785	—
Total Fees	$71,743	$97,679

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

(4)          All other fees consist of fees billed for time spent assisting us with a financing issue in 2004.

Our Audit Committee reviewed the audit and non-audit services rendered by Schechter Dokken Kanter Andrews & Selcer Ltd. during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 27, 2006.

GRANITE CITY FOOD & BREWERY LTD.
By	/s/ STEVEN J. WAGENHEIM
Steven J. Wagenheim
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Steven J. Wagenheim and Daniel H. Bauer as his true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date
/s/ STEVEN J. WAGENHEIM	President, Chief Executive Officer	March 27, 2006
Steven J. Wagenheim	and Director (Principal Executive
Officer)
/s/ DANIEL H. BAUER	Chief Financial Officer (Principal Financial	March 27, 2006
Daniel H. Bauer	Officer and Principal Accounting Officer)
/s/ ARTHUR E. PEW III	Director	March 27, 2006
Arthur E. Pew III
/s/ JAMES G. GILBERTSON	Director	March 27, 2006
James G. Gilbertson
/s/ BRUCE H. SENSKE	Director	March 27, 2006
Bruce H. Senske
/s/ EUGENE E. MCGOWAN	Director	March 27, 2006
Eugene E. McGowan
/s/ DERMOT F. ROWLAND	Director	March 27, 2006
Dermot F. Rowland

ITEM 7                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Granite City Food & Brewery Ltd.
St. Louis Park, Minnesota

We have audited the accompanying consolidated balance sheets of Granite City Food & Brewery Ltd. as of December 28, 2004 and December 27, 2005, and the related consolidated statements of operations, consolidated shareholders’ equity, and consolidated cash flows for each of the two years in the period ended December 27, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2004 and 2005 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite City Food & Brewery Ltd. as of December 28, 2004 and December 27, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 27, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ SCHECHTER, DOKKEN, KANTER, ANDREWS & SELCER LTD.
Minneapolis, Minnesota
March 22, 2006

GRANITE CITY FOOD & BREWERY LTD.
CONSOLIDATED BALANCE SHEETS

	December 28, 2004	December 27, 2005
ASSETS:
Current assets:
Cash	$9,297,247	$9,836,231
Inventory	190,897	243,180
Prepaids and other	335,435	218,960
Total current assets	9,823,579	10,298,371
Property and equipment, net	21,950,428	33,767,282
Intangible assets and other	394,950	416,937
Total assets	$32,168,957	$44,482,590
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$654,334	$1,007,437
Accrued expenses	2,179,017	3,156,455
Deferred rent, current portion	30,000	76,437
Long-term debt, current portion	226,283	241,747
Capital lease obligations, current portion	517,232	679,738
Total current liabilities	3,606,866	5,161,814
Deferred rent, net of current portion	400,000	1,119,458
Long-term debt, net of current portion	2,504,310	2,262,180
Capital lease obligations, net of current portion	11,775,436	18,585,630
Total liabilities	18,286,612	27,129,082
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 11,601,067 and 13,226,526 shares issued and outstanding at December 28, 2004 and December 27, 2005, respectively	116,011	132,265
Additional paid-in capital	20,717,101	27,881,089
Accumulated deficit	(6,950,767)	(10,659,846)
Total shareholders’ equity	13,882,345	17,353,508
Total liabilities and shareholders’ equity	$32,168,957	$44,482,590

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 28,	December 27,
	2004	2005
Restaurant revenues	$30,644,691	$36,204,536
Cost of sales:
Food, beverage and retail	9,544,941	10,996,546
Labor	10,472,646	12,662,202
Direct and occupancy	5,222,540	6,865,602
Total cost of sales	25,240,127	30,524,350
Pre-opening	728,023	840,059
General and administrative	2,500,140	4,968,197
Depreciation and amortization	1,650,957	2,148,213
Operating income (loss)	525,444	(2,276,283)
Interest:
Income	29,302	122,350
Expense	(1,187,422)	(1,445,479)
Other expense, net	(92,505)	(67,955)
Net other expense	(1,250,625)	(1,391,084)
Net loss	(725,181)	(3,667,367)
Less preferred stock dividends declared	(605,594)	—
Net loss available to common shareholders	$(1,330,775)	$(3,667,367)
Loss per common share, basic and diluted	$(0.25)	$(0.31)
Weighted average shares outstanding, basic and diluted	5,400,490	11,870,242

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock shares	Preferred stock shares	Par value	Additional paid- in capital	Stock subscriptions receivable/ dividends distributable	Accumulated deficit	Shareholders’ equity
Balance on December 28, 2003	4,044,120	55,500	$40,996	$12,029,001	$702	$(5,746,541)	$6,324,158
Common shares issued upon exercise of options	39,000		390	132,460			132,850
Common shares issued upon exercise of warrants	1,251,054		12,511	394,186		100,989	507,686
Common shares issued upon payment of preferred stock dividends	139,644		1,396	346,376	(702)	(347,070)	—
Common shares issued upon conversion of preferred stock	3,512,640	(55,500)	34,571	(34,571)			—
Issuance of common stock (private placement)	2,614,609		26,147	7,849,649			7,875,796
Issuance of cash dividends on preferred stock						(258,524)	(258,524)
Compensation expense on warrants issued to third party						25,560	25,560
Net loss						(725,181)	(725,181)
Balance on December 28, 2004	11,601,067	—	116,011	20,717,101	—	(6,950,767)	13,882,345
Common shares issued upon exercise of options	110,500	—	1,105	288,995			290,100
Compensation expense on warrants issued to third party	—	—	—	54,492		(41,712)	12,780
Common shares issued upon exercise of warrants	406,115	—	4,061	1,873,438			1,877,499
Issuance of common stock (private placement)	1,108,844		11,088	4,947,063			4,958,151
Net loss						(3,667,367)	(3,667,367)
Balance on December 27, 2005	13,226,526	—	$132,265	$27,881,089	$—	$(10,659,846)	$17,353,508

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28,	December 27,
	2004	2005
Cash flows from operating activities:
Net loss	$(725,181)	$(3,667,367)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,650,957	2,148,213
Stock option/warrant compensation	25,560	12,780
Loss on disposal of assets	92,505	67,955
Deferred rent	430,000	(82,691)
Decrease (increase) in:
Inventory	(13,721)	(52,283)
Prepaids and other	(189,578)	116,475
Increase (decrease) in:
Accounts payable	182,696	225,403
Accrued expenses	844,708	998,836
Net cash provided by (used in) operating activities	2,297,946	(232,679)
Cash flows from investing activities:
Purchase of:
Property and equipment	(2,813,499)	(5,394,625)
Intangible assets and other	(29,560)	(44,832)
Net cash used in investing activities	(2,843,059)	(5,439,457)
Cash flows from financing activities:
Payments on capital lease obligations	(447,732)	(646,896)
Payments on long-term debt	(198,743)	(226,666)
Payment of dividends	(217,456)	(41,068)
Proceeds from issuance of long-term debt	750,000	—
Proceeds from issuance of common stock	8,516,331	7,125,750
Net cash provided by financing activities	8,402,400	6,211,120
Net increase (decrease) in cash	7,857,287	538,984
Cash, beginning	1,439,960	9,297,247
Cash, ending	$9,297,247	$9,836,231
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,146,008	$1,393,091
Supplemental disclosure of non-cash investing and financing activities:
Land and buildings acquired under capital lease agreements	$5,675,128	$8,468,182
Equipment and intangibles purchased and included in accounts payable and accrued expense	$11,478	$147,370
Issuance of common stock in lieu of cash dividends	$347,070	$—

See notes to financial statements.

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2004 and December 27, 2005

1.   Nature of business:

Granite City Food & Brewery Ltd. (the “Company”) develops and operates casual dining restaurants featuring on-premise breweries known as Granite City Food & Brewery® in selected markets throughout the Midwest. The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise. The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs. The first restaurant, located in St. Cloud, Minnesota, opened in July 1999. Subsequently, the Company opened ten additional restaurants that are reflected in these financial statements: Sioux Falls, South Dakota; Fargo, North Dakota; Des Moines, Cedar Rapids and Davenport, Iowa; Lincoln, Nebraska; Maple Grove, Minnesota; Wichita, Kansas; Eagan, Minnesota, and Kansas City, Missouri. The Maple Grove and Eagan restaurants are in the Minneapolis/St. Paul Twin Cities metropolitan area. In January 2006, the Company opened its 12th restaurant in Kansas City, Kansas.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

2.   Summary of significant accounting policies:

Cash:

The Company maintains its cash at financial institutions in Minnesota, South Dakota and Kansas. At times, the bank balances exceed limits insured by federal agencies.

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

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

2.   Summary of significant accounting policies: (Continued)

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

Fair value of financial instruments:

At December 28, 2004 and December 27, 2005, the fair value of cash, inventory and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

Revenue recognition:

Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. The Company also recognizes gift card breakage amounts based upon historical redemption patterns. These amounts represent the balance of gift cards for which the Company

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

2.   Summary of significant accounting policies: (Continued)

believes the likelihood of redemption by the customer is remote. Such amounts are included as a reduction to general and administrative expense. During 2004 and 2005, the Company recorded $110,845 and $16,707, respectively, of gift card breakage as a reduction to general and administrative expense.

Pre-opening costs:

Pre-opening costs are primarily incurred in the month of, and two months prior to, the opening of a restaurant. Such costs are expensed as incurred.

Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income (loss) less the sum of preferred stock dividends declared, by the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. Calculations of the Company’s net loss per common share for the years ended December 28, 2004 and December 27, 2005 are set forth in the following table:

	Year Ended
	December 28,	December 27,
	2004	2005
Net loss	$(725,181)	$(3,667,367)
Less preferred stock dividends declared	(605,594)	—
Net loss available to common shareholders	$(1,330,775)	$(3,667,367)
Loss per common share, basic and diluted	$(0.25)	$(0.31)
Weighted average shares outstanding, basic and diluted	5,400,490	11,870,242

Stock options and warrants of 3,846,809 at December 28, 2004 and 3,361,479 at December 27, 2005, were not used in the calculation of diluted earnings (loss) per share because they were anti-dilutive. As such, weighted average shares outstanding were the same for both basic and diluted weighted average shares outstanding.

Advertising costs:

Advertising costs are expensed as incurred. Total amounts incurred during the years ended December 28, 2004 and December 27, 2005 were $111,475 and $126,136, respectively. Advertising costs are included as a component of restaurant expenses when the expenses are specific to a particular restaurant or in corporate-level general and administrative expense when the expenses are non-specific to a given restaurant.

Stock compensation:

The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and discloses the

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

2.   Summary of significant accounting policies: (Continued)

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

Fiscal year:

Commencing with fiscal year 2004, the Company changed its fiscal year end from the last Sunday in December to the last Tuesday in December. The Company implemented this change for administrative purposes.

Principles of consolidation and presentation:

The Company’s consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiary. All references to the Company in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassification:

A reclassification was made to the 2004 financial statements for gift card breakage in the amount of $110,845 in order to conform to the presentation of the 2005 financial statements. This reclassification reduced revenue and general and administrative expense and had no effect on the accumulated deficit or the net loss previously reported.

Recent accounting pronouncements:

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, the Company is required to adopt SFAS 123(R) in the first quarter of fiscal 2006, beginning December 28, 2005.

The Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. Based upon the outstanding options at December 27, 2005, the impact of SFAS 123(R) will be approximately $577,000 in fiscal year 2006. Any further impact of the adoption of SFAS 123(R) cannot be predicted at this time, because it will depend on levels of share-based payments granted in the future. If the Company had adopted SFAS 123(R) in prior

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

2.   Summary of significant accounting policies: (Continued)

periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 12.

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing GAAP, the Company currently capitalizes rental costs during construction. The Company is required to adopt FASB Staff Position No. FAS 13-1 on December 28, 2005. The financial impact of the adoption of the staff position is expected to range from $50,000 to $125,000 in additional pre-opening rent expense per unit opened depending upon lease terms and length of construction period.

3.   Property and equipment:

	December 28, 2004	December 27, 2005
Land	$—	$18,000
Buildings	12,117,201	19,718,797
Leasehold improvements	4,717,703	6,204,704
Equipment and furniture	8,728,102	11,921,513
Construction in progress	317,634	1,893,731
	25,880,640	39,756,745
Less accumulated depreciation	3,930,212	5,989,463
	$21,950,428	$33,767,282

Depreciation expense of $1,627,710 and $2,128,835 is included in depreciation and amortization expense for the years ending December 28, 2004 and December 27, 2005, respectively.

4.   Intangible assets and other:

	December 28, 2004	December 27, 2005
Intangible assets:
Liquor licenses	$264,415	$264,415
Trademarks	48,440	64,333
Other:
Capitalized loan costs	93,645	93,645
Security deposits	44,141	69,613
	450,641	492,006
Less accumulated amortization	55,691	75,069
	$394,950	$416,937

Amortization expense of $23,247 and $19,378 is included in depreciation and amortization expense for the years ending December 28, 2004 and December 27, 2005, respectively. In each of the next five years, the Company anticipates incurring the following amortization expense: $16,685 in 2006, $11,358 in 2007, $10,892 in 2008, $8,332 in 2009, and $7,708 in 2010.

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

5.   Deferred rent and rent incentive:

Under the terms of the lease agreement the Company entered into regarding its Lincoln property, the Company received a lease incentive of $450,000, net. This lease incentive was recorded as a deferred rent incentive and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method. Rent expense was reduced by $20,000 in fiscal year 2004 and by $30,000 in fiscal year 2005. The deferred rent incentive balance at December 28, 2004 and December 27, 2005 was $430,000 and $400,000, respectively.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America. In light of this letter, the Company’s management initiated a review of its lease accounting and determined that instead of accruing rent costs during the period of constructing restaurants, the Company had accrued rent beginning as of the commencement of the lease term, which was typically the commencement of operations. Management concluded that in order to conform its method of accounting to that set forth in the letter, it would begin accruing lease costs during the construction period and capitalize the lease costs as part of the costs of the constructed property. As a result, the Company carried $795,895 of such deferred rent on its consolidated balance sheet at December 27, 2005. Such amount was also included in fixed assets.

On October 6, 2005, the Financial Accounting Standards Board posted FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1). The Staff concluded that rental costs associated with ground or building operating leases that are incurred during a construction period are to be recognized as rental expense, and that the rental costs are to be included in income from continuing operations. The Company will begin accounting for rental costs incurred during construction periods per the guidance in this FSP beginning in fiscal year 2006. The Company will include these rental costs in pre-opening costs.

6.   Line of credit:

In April 2004, the Company entered into a revolving line of credit agreement with maximum availability of $750,000 with an independent financial institution. The Company paid annual interest at a rate of 6.75% on amounts it borrowed on this line of credit which was secured by substantially all the personal property of the Company, was guaranteed by one of the Company’s directors and expired September 1, 2004. In September 2004, the Company renewed the line at an annual interest rate of 7.00%. The Company incurred $7,519 and $0 in interest expense related to line of credit financing during fiscal year 2004 and 2005, respectively. The Company terminated the agreement in April 2005.

7.   Long-term debt:

In July 2001, the Company obtained a $1,500,000 loan from an independent financial institution, the proceeds of which were used to pay a portion of the construction and equipment costs for the Fargo location. The interest rate on the loan is 8.75% per annum and monthly interest and principal payments are based upon a 20-year amortization schedule with the final payment of accrued interest and principal of approximately $1,300,000 due in February 2007. As of December 28, 2004 and December 27, 2005, the balance of this promissory note was $1,409,571 and $1,372,249, respectively. The loan is secured by a

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

7.   Long-term debt: (Continued)

leasehold mortgage, a security agreement granting the bank a first security interest in the lease and all of the Company’s receivables, as well as inventory, general intangibles, equipment, furniture, fixtures, and other personal property pertaining to the project, and an assignment of leases and rents, and guaranties by two of the Company’s directors and a former director. The loan agreement with the bank includes customary covenants, including a limitation on the Company’s ability to incur additional indebtedness, other than ordinary trade debt, make investments in other persons or make distributions or dividends if an event of default exists under the agreement. The Company intends to refinance this debt during fiscal year 2006.

In August 2003, the Company obtained a $750,000 loan from the same financial institution, the proceeds of which financed the purchase of equipment for the Des Moines location. The loan is secured by substantially all of the Company’s personal property and is guaranteed by one of the Company’s directors. The loan matures in August 2010 and has an interest rate of 6.125% per annum. As of December 28, 2004 and December 27, 2005, the balance of this promissory note was $646,783 and $551,813, respectively.

In January 2004, the Company obtained a $750,000 loan from the same financial institution, the proceeds of which financed the purchase of equipment for the Davenport location. The loan is secured by substantially all of the Company’s personal property and is guaranteed by one of the Company’s directors. The loan matures in January 2011 and has an interest rate of 6.125% per annum. As of December 28, 2004 and December 27, 2005, the balance of this promissory note was $674,239 and $579,865, respectively.

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2006	$241,747
2007	1,545,994
2008	227,601
2009	242,162
2010	235,395
Thereafter	11,028
$2,503,927

During the years ended December 28, 2004 and December 27, 2005, the Company incurred $208,259 and $198,437, respectively, in interest expense related to long-term debt.

8.   Leases:

Capital leases:

As of December 27, 2005, the Company had ten land and building lease agreements. One of these leases expires in 2019, one in 2020, two in 2023, three in 2024 and the remaining three expire in 2025, all with renewable options for additional periods. The land portion of these leases is classified as an operating lease because the fair value of the land was more than 25% of the leased property at the inception of each lease. The building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease. Under

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

8.   Leases: (Continued)

three of the leases, the Company is required to pay additional percentage rent based upon restaurant sales. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.

The Company entered into sale-leaseback agreements for the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008. A director and a former director of the Company have personally guaranteed these leases.

In February 2005, the Company commenced leasing a building in Ellsworth, Iowa, which was constructed in accordance with its specifications by an unrelated third party as a worthouse to facilitate the initial stage of the Company’s Fermentus Interruptus brewing process, the production of non-alcoholic wort. The Company has the option to purchase the worthouse at any time during the lease term for one dollar plus the unamortized construction costs. Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar. As such, the lease is classified as a capital lease.

Included in property and equipment are the following assets held under capital leases:

	December 28, 2004	December 27, 2005
Land	$—	$18,000
Building	12,117,201	19,718,797
Equipment and leasehold improvements	1,546,657	1,546,657
	13,663,858	21,283,454
Less accumulated depreciation	1,475,724	2,307,298
	$12,188,134	$18,976,156

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

Operating leases:

In January 2001, the Company entered into a 20-year operating lease for land in Fargo, North Dakota, on which the Company built its third restaurant-microbrewery. Under the lease terms, the Company is obligated to annual rent of $72,000 plus percentage rent based upon restaurant sales. Obligations under the lease began on November 20, 2001, the date the restaurant opened for business.

In August 2005, the Company entered into a 38-month lease agreement for office space in Minneapolis. Obligations under the lease began on October 1, 2005. Annual rent is $38,666, with scheduled annual increases throughout the term of the lease. Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.

In November 2005, the Company entered into an agreement for a facility in Minneapolis to be used as a test kitchen. Obligations under this three-year lease agreement began November 1, 2005. The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

8.   Leases: (Continued)

Rental expense for the years ended December 28, 2004 and December 27, 2005, was $971,712 and $1,198,318 respectively. Included in rent expense at December 28, 2004 and December 27, 2005, was $95,953 and $81,234, respectively, of contingency rental expense based upon restaurant sales. Contingent rent is accrued based on estimates of probable levels of revenue during the contingency period.

Minimum future lease payments under all leases as of December 27, 2005 are:

	Capital	Operating
Year ended:	Leases	leases
2006	$2,312,591	$1,465,617
2007	2,235,041	1,466,129
2008	2,158,287	1,461,240
2009	2,102,316	1,395,048
2010	2,106,086	1,398,572
Thereafter	26,875,716	17,509,557
Total minimum lease payments	37,790,037	$24,696,163
Less amount representing interest	18,524,669
Present value of net minimum lease payments	19,265,368
Less current portion	679,738
Long-term portion of obligations	$18,585,630

The annual interest rates on the land and building leases are between 6.0% and 10.7%. The annual interest rates on the building improvements and equipment leases are between 6.0% and 9.5%. Interest expense on these leases was $971,644 and $1,247,042 for the years ending December 28, 2004 and December 27, 2005, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant sales.

9.   Income taxes:

The income tax provision allocated to continuing operations consists of the following:

	Year ended
	December 28,	December 27,
	2004	2005
Deferred income taxes:
Federal	$(142,084)	$712,660
State	(100,786)	218,637
Deferred income tax benefit (expense)	(242,870)	931, 297
Net change to valuation allowance	242,870	(931,297)
Total income tax provision (expense)	$0	$0

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

9.   Income taxes: (Continued)

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss from) continuing operations is as follows:

	2004	2005
Ordinary federal income tax statutory rate	(15.00)%	15.00%
Limitation on tax assets	15.00	(15.00)
Taxes provided	0.00%	0.00%

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

At December 28, 2004 and December 27, 2005, for income tax return purposes, the Company had federal net operating loss carryforwards of approximately $6,015,000 and $9,340,000, respectively, available to offset future taxable income. If not used, portions of these carryforwards will begin to expire in 2020. Deferred taxes are calculated using enacted tax rates of 15% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state. In the year ended December 27, 2005, the state estimate is 5.5%.

The components of deferred tax assets and liabilities are as follows:

	Year ended
	December 28,	December 27,
	2004	2005
Amortization	$(5,090)	$(16,427)
Depreciation	(839,544)	(526,086)
Net operating loss carryforwards	1,101,914	1,712,819
General business credit carryforwards	108,779	170,282
Gift certificate sales	(130,487)	(180,280)
Other future deductible items	4,009	10,568
Net deferred tax assets	239,581	1,170,876
Valuation allowance	(239,581)	(1,170,876)
Net deferred tax assets net of valuation allowance	$0	$0

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

9.   Income taxes: (Continued)

The Company has determined, based upon its history, that there is the probability that future taxable income may be insufficient to fully realize the deferred tax assets. As such, the Company has determined that a full deferred tax valuation allowance is needed at this time.

10.   Commitments and contingencies:

Employment agreements:

In June 2005, the Company entered into a three-year employment agreement with Steven J. Wagenheim, its President and Chief Executive Officer, who is also a director of the Company. The agreement provided for a minimum base salary of $225,000, commencing January 1, 2005. In February 2006, the Company amended the compensatory arrangements under the agreement by adopting its 2006 CEO Compensation Plan. This plan provides for a base salary of $275,000, commencing January 1, 2006. Additionally, the agreement provides for incentive cash compensation ranging from $0 to $167,400 based on performance and a severance payment equal to 18 months of base salary which will be made if his employment is terminated in connection with a change of control.

In August 2005, the Company entered into an at-will employment agreement with its Chief Financial Officer which became effective September 13, 2005. The employment agreement provides for a minimum base salary of $215,000 per year, performance-based cash bonus of up to $75,000 per year for years 2005 and 2006, and a stock option for the purchase of 175,000 shares of common stock. Among other provisions, the employment agreement includes change in control provisions that would entitle him to receive severance pay equal to 12 months of base salary and a pro-rata portion of any bonus earned as of the date of termination if there is a change in control of the Company and his employment terminates.

Personal Guaranties:

Certain of the Company’s directors and a former director have personally guaranteed certain of its leases and loan agreements. In connection with the $1.5 million loan the Company obtained in July 2001 to finance its Fargo restaurant, it entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of the Company’s indebtedness. The agreement contains various covenants, one of which requires the Company to use its best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006. As of January 1, 2006, the Company had not obtained a release of such obligation, and as such is required to pay him a monthly guarantee fee in the amount of $1,000 until such release is obtained. Additionally, at a meeting held in March 2004, the Company’s board of directors agreed to compensate its President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004. The amount of annual compensation is 3% of the balance of such loans. This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period. During fiscal year 2004 and 2005, the Company accrued $36,554 and $36,581 of such fees, respectively, and paid $21,660 and $25,000 of such fees, respectively.

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

10.   Commitments and contingencies: (Continued)

Development agreement:

In October 2002, the Company entered into a development agreement with Dunham Capital Management L.L.C. (the “Developer”) for the development of its restaurants. The Developer is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, L.L.C., a beneficial owner of less than 2% of the Company’s securities. The development agreement gives the Developer the right to develop, construct and lease up to 22 restaurants for the Company prior to December 31, 2012. Dunham also has the right to sell the underlying land and building to third parties and assign our leases. The Company is not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. The Company can use another developer if the Developer declines to build a particular restaurant, if the agreement is terminated because of a default by the Developer, or if the Company is sold or merged into another company. In the case of a merger or sale of the Company, the development agreement may be terminated. Other terms and conditions apply.

The development agreement provides for a cooperative process between the Developer and the Company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts. The development agreement provides that restaurants will be leased to the Company on the basis of a triple net lease. The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate. The term of each lease is 20 years with five five-year options to renew. As of December 27, 2005, eight restaurants had been constructed for the Company under this development agreement.

Kansas City, Kansas lease:

In April 2005, the Company entered into a 20-year net lease relating to a restaurant it subsequently opened in January 2006, under the terms specified in the development agreement with the Developer. The 9,449 square foot restaurant was constructed for the Company on a build-to-suit basis. The annual rent of this unit is $404,250 and the Company is responsible for any real-estate taxes and all operating costs. The term of the lease commenced when operations began on January 31, 2006 and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension. Rental costs associated with the operating lease that were incurred during the construction period will be recognized as pre-opening costs, and included in income from continuing operations.

Olathe and West Wichita, Kansas leases:

In June 2005 and January 2006, the Company entered into 20-year net leases relating to restaurants it plans to open in Olathe, Kansas and West Wichita, Kansas, respectively, under the terms specified in the development agreement with the Developer. Each restaurant will be constructed for the Company on a build-to-suit basis. The annual rent of each will be equal to 10.5%

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

10.   Commitments and contingencies: (Continued)

of the construction cost including land cost. The Company will be responsible for any real-estate taxes and all operating costs. The term of each lease will commence when operations begin and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension. Rental costs associated with the operating leases that are incurred during the construction period will be recognized as pre-opening costs, and included in income from continuing operations.

11.   Common stock warrants:

In connection with its initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant to purchase one share of common stock at an exercise price of $5.00 per share. The agreement that set forth the terms and conditions of the Class A Warrants contained certain anti-dilution provisions. Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock. As a result of such adjustments, the final of which was made March 31, 2004, the number of shares purchasable under these warrants was 1,072,962 and the exercise price was $4.66 per share. During fiscal year 2004, 1,072 shares of common stock were issued upon the exercise of such warrants at an exercise price of $4.66 per share. During fiscal year 2005, 402,897 shares of common stock were issued upon the exercise of such warrants at an exercise price of $4.66 per share. The remaining warrants expired unexercised, December 15, 2005.

As part of the Company’s initial public offering, the Company sold to the underwriter, for $100, a stock purchase warrant for the purchase of 100,000 units exercisable at $4.95 per unit after June 6, 2001. The agreement that set forth the terms and conditions of the Class A Warrants contained certain anti-dilution provisions. Pursuant to these provisions, the number of units purchasable upon exercise of these warrants and the related purchase price both required adjustment due to the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock. These warrants also provided for a cashless exercise provision. During fiscal year 2004, the Company issued 6,514 units upon the cashless exercise of 19,368 of such warrants. The remaining warrants expired unexercised, June 6, 2005.

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock. The terms of the Series A Preferred provided for automatic conversion of the preferred stock upon certain conditions being met. The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share. The terms of such warrants enabled the Company to redeem them for $0.01 per warrant, upon 20 business-days notice, upon the occurrence of an event that gave rise to an automatic conversion of the Series A Preferred. The Company provided such notice in November 2004 and all outstanding warrants were exercised prior to November 30, 2004. During fiscal year 2004, 1,727,829 of such warrants were exercised, resulting in an issuance of 1,243,247 shares of common stock. As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share. In

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

11.   Common stock warrants: (Continued)

fiscal year 2004, 221 of such warrants were exercised at $1.58 per share. During fiscal year 2005, the Company issued 3,218 shares of common stock upon the cashless exercise of warrants for the purchase of an aggregate of 5,455 shares of common stock. As of December 28, 2004 and December 27, 2005, 288,162 and 282,707 of the agent warrants remained exercisable, respectively.

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share. As of December 27, 2005, none of such warrants had been exercised.

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors, whereby the Company issued 1,045,844 five-year warrants exercisable at $5.00 per share. After September 17, 2006, the Company may call for the mandatory exercise of such warrants if certain conditions are met. As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share. As of December 27, 2005, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants. Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to our placement agent. As of December 27, 2005, none of such warrants had been exercised.

A summary of the status of the Company’s stock warrants is presented in the table below:

		Weighted
	Number of common	average	Warrants
	stock shares	price per share	exercisable
Outstanding December 28, 2003	3,192,331	$2.76	3,192,331
Issued	1,183,088	5.00
Exercised	(1,748,490)	1.62
Expired	—	—
Adjustment pursuant to anti-dilution provision	38,880	4.66
Outstanding December 28, 2004	2,665,809	$4.46	2,665,809
Issued	277,198	6.50
Exercised	(408,352)	4.62
Expired	(763,140)	4.66
Adjustment due to fractional shares	(36)
Outstanding December 27, 2005	1,771,479	$4.66	1,771,479

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

12.   Stock option plans:

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase up to a maximum of 400,000 shares of the Company’s common stock. Options are granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than 10% of the Company’s outstanding voting stock, at 110% of fair market value. Although vesting schedules may vary, option grants under this plan generally vest evenly over a four-year period and options are exercisable for no more than ten years from the date of the option.

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

In August 2002, the Company adopted the 2002 Equity Incentive Plan, under which it has reserved 1,294,308 shares of common stock for issuance to employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock. On January 1st of each year, the aggregate number of shares of common stock that may be awarded under this plan increases by the greater of 80,000 shares or 2.0% of the then outstanding common stock. Options are granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than 10% of the Company’s outstanding voting stock, at 110% of fair market value. Although vesting schedules may vary, option grants under this plan generally vest evenly over a four-year period and options are exercisable for no more than ten years from the date of the issuance.

Under all plans, the Company has reserved 2,284,308 shares of common stock. A summary of the status of the Company’s stock options as of December 28, 2004 and December 27, 2005 and changes during the years ending on those dates is presented below:

	December 28, 2004		December 27, 2005
		Weighted		Weighted
		Average		Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,140,500	$2.92	1,181,000	$3.03
Granted	90,000	4.53	533,000	4.58
Exercised	(39,000)	3.41	(110,500)	2.63
Forfeited	(10,500)	2.55	(13,500)	4.00
Outstanding at end of year	1,181,000	$3.03	1,590,000	$3.58
Options exercisable at period end	783,500	$2.85	1,015,750	$3.29
Weighted-average fair value of options granted during the year	$4.53		$4.58

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

12.   Stock option plans: (Continued)

The following table summarizes information about stock options outstanding at December 27, 2005:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	12/27/2005	Contractual Life	Exercise Price	12/27/2005	Exercise Price
$1.00 - $2.00	197,000	4.6 years	$1.55	197,000	$1.55
$2.01 - $3.00	315,000	6.8 years	$2.48	223,750	$2.45
$3.01 - $4.00	500,000	5.8 years	$3.83	385,000	$3.90
$4.01 - $5.00	548,000	8.5 years	$4.62	180,000	$4.64
$5.01 - $6.00	30,000	3.9 years	$5.02	30,000	$5.02
Total	1,590,000	6.7 years	$3.57	1,015,750	$3.29

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

	Year Ended
	December 28,	December 27,
	2004	2005
Net loss:
As reported	$(725,181)	$(3,667,367)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(617,058)	$(1,104,417)
Pro forma	$(1,342,239)	$(4,771,784)
Net loss per common share
Basic and diluted as reported	$(0.25)	$(0.31)
Basic and diluted, pro forma	$(0.36)	$(0.40)

The fair value of each option grant for the pro forma disclosure required by SFAS No. 123, as amended by SFAS No. 148, is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grants:

	2004	2005
Dividend yield	None	None
Expected volatility	41.8%	43.6%
Expected life of option	5-10 years	5-10 years
Risk-free interest rate	4.2%	4.1%-4.3%

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

12.   Stock option plans: (Continued)

The weighted average value of options granted under stock option plans, as determined using the Black-Scholes option-pricing model, was $1.95 in fiscal year 2004 and $2.64 in fiscal year 2005.

13.   Preferred stock:

The Company’s authorized capital stock consists of 90,000,000 shares of common stock, par value $0.01 per share, 9,940,000 shares of undesignated preferred stock, par value $0.01 per share, and 60,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share.

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

Fiscal year 2004 dividends:

On March 11, 2004, the Company authorized payment of dividends to holders of its Series A Convertible Preferred Stock as of March 23, 2004. Such dividends were paid on March 31, 2004 through the issuance of an aggregate of 69,414 shares of common stock valued at $1.58 per share. The closing price of the stock on March 23, 2004 was $5.00 per share. Additionally, $36 cash in lieu of fractional shares was distributed.

On June 15, 2004, the Company authorized cash payment of dividends to holders of its Series A Convertible Preferred Stock as of June 23, 2004. Such dividends aggregated $108,710 and were paid on June 30, 2004.

On September 9, 2004, the Company authorized cash payment of dividends to holders of its Series A Convertible Preferred Stock as of September 23, 2004. Such dividends aggregated $108,710 and were paid on September 30, 2004.

On November 4, 2004, the last day shares of the Company’s preferred stock were outstanding, the Company authorized cash payment of dividends to holders of its Series A Convertible Preferred Stock

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

13.   Preferred stock: (Continued)

as of that date. Such dividends aggregated $41,068 and were included in accrued expenses on the Company’s balance sheet at December 28, 2004 and were paid on December 31, 2004.

14.   Issuance of common stock and warrants to purchase common stock:

On September 17, 2004, the Company entered into a securities purchase agreement with accredited investors for the sale of approximately $8.5 million of common stock and warrants to purchase common stock. The agreement provided for securities to be sold at an offering price of $3.25 per share of common stock, with one warrant for every 2.5 shares of common stock sold. The warrants have a term of five years and are exercisable at $5.00 per share, subject to certain anti-dilution adjustments. The Company completed this private placement, generating gross proceeds of $8,497,489 with the sale of 2,614,609 shares of common stock and issuance of warrants to purchase 1,045,844 shares of common stock. In connection with this private placement, the Company issued its placement agents five-year warrants for the purchase of 130,730 shares of common stock at an exercise price of $5.00 per share, paid its agents cash commission of $424,764 and paid expenses related to the transaction of $196,929. As set forth in Note 11, there had been no exercises of such warrants as of December 27, 2005.

On October 21, 2005, the Company entered into a securities purchase agreement with accredited investors for the sale of approximately $5.34 million of common stock and warrants to purchase common stock. The agreement provided for securities to be sold at an offering price of $4.8165 per share of common stock, with one warrant for every five shares of common stock sold. The warrants have a term of five years and are exercisable at $6.50 per share, subject to certain anti-dilution adjustments. The Company completed this private placement, with the sale of 1,108,844 shares of common stock and issuance of warrants to purchase 221,762 shares of common stock. In connection with the sale, the Company issued to its placement agent a five-year warrant to purchase 55,436 shares of common stock at an exercise price of $6.50 per share, paid its agent a cash commission of $266,987, reimbursed the lead investor for $25,000 in expenses, and paid expenses related to the transaction of $90,609. As set forth in Note 11, there had been no exercises of such warrants as of December 27, 2005

15.   Subsequent Event:

Use of variable interest entities:

We currently operate three restaurants in Kansas (Wichita, Kansas City and Olathe). A fourth restaurant is under development in West Wichita, Kansas. Each of the existing restaurants is operated by the Company through separate corporations. The Company’s fourth restaurant in Kansas will also be operated through a separate corporation. Prior to March 2006, our restaurants in Wichita and Kansas City, Kansas were operated through a wholly-owned subsidiary, Granite City of Kansas Ltd. Following discussions with the Kansas Alcoholic Beverage Control Division, which regulates the licensure and ownership of microbreweries, the operation of each restaurant has been transferred to a separate corporation to comply with Kansas statutes and regulations which require that a corporation cannot hold a microbrewery license unless a majority of the stock of the corporation is owned by persons who are Kansas residents and have been such for at least four years. To comply with these requirements, 51% of the stock of each of the Kansas corporations is owned by a Granite City restaurant manager who meets the residency requirements. The Company owns the remainder of the

GRANITE CITY FOOD & BREWERY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2004 and December 27, 2005

15.   Subsequent Event: (Continued)

stock of each corporation. Each manager-owner of the stock of these entities has entered into a buy-sell agreement with each corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the corporation upon certain events, including termination of employment or any event which disqualifies the manager from owning the shares under applicable laws and regulations of the state.

The Company has entered into a master agreement with each separate Kansas corporation that permits the operation of the restaurants and leases to each Kansas corporation the Company’s property and facilities. Each Kansas corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, the net profit from its operations. The Company has determined that the foregoing ownership structure will cause these separate corporations to be treated as variable interest entities in which the Company has a controlling financial interest for the purpose of FASB Interpretation 46 (R), Consolidation of Variable Interest Entities (FIN46R). As such, the Kansas corporations will be consolidated with the Company’s 2006 financial statements and the Company’s financial statements will not reflect a minority ownership in those separate corporations.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).
3.2	By-laws of the Registrant (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 24, 2005 (File No. 000-29643)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	Granite City Food & Brewery Ltd. 1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
10.2

Granite City Food & Brewery Ltd. 1997 Director Stock Option Plan, as amended effective November 4, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2004 (File No. 000-29643)).

10.3

Granite City Food & Brewery Ltd. 2002 Equity Incentive Plan, as amended effective November 4, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2004 (File No. 000-29643)).

10.4

Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated June 15, 2005 (incorporated by reference to our Current Report on Form 8-K/A, filed on June 16, 2005 (File No. 000-29643)).

10.5

Lease by and between the Registrant and St. Cloud Investments L.L.P., dated July 29, 1998 (including Addendum to Lease and Guaranty) (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).

10.6	Lease by and between the Registrant and GCI Capital, Inc., dated May 19, 1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
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

10.10

Lease by and between the Registrant and Sioux Falls Investments, L.L.P., dated June 14, 2000 (including Guaranty) (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 4, 2000 (File No. 000-29643)).

10.11

Ground Lease by and between the Registrant and West Acres Development, LLP, dated January 18, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 000-29643)).

10.12

Capital Equipment Lease by and between the Registrant and the GCI Capital, Inc., dated June 15, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 000-29643)).

10.13

Loan Agreement by and between the Registrant and First National Bank, Pierre, South Dakota, dated July 19, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 000-29643)).

10.14

Agreement Concerning Guaranty by and between the Registrant and Steven Wagenheim, Arthur E. Pew III and William Burdick, dated July 17, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 000-29643)).

10.15

Form of Common Stock Purchase Warrant issued by the Registrant to Aethlon Capital, LLC and NDX Financial Services (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).

10.16

Development Agreement between Donald A. Dunham, Jr. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).

10.17

Assignment Agreement among Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).

10.18

Correspondence from Dunham Capital Management, L.L.C. to the Registrant, dated March 17, 2003 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).

10.19

Form of Non-Qualified Stock Option Agreement between the Registrant and certain employees of the Registrant, dated December 27, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).

10.20

Loan Agreement between the Registrant and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).

10.21

Term Note for the principal sum of $750,000 issued by the Registrant, Maker, to First National Bank, Payee, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).

10.22

Security Agreement between the Registrant and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).

10.23

Business Loan Agreement between the Registrant and First National Bank, dated April 14, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 3, 2004 (File No. 000-29643)).

10.24

Promissory Note for the principal sum of $750,000 issued by the Registrant, Borrower, to First National Bank, Lender, dated April 14, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 3, 2004 (File No. 000-29643)).

10.25

Commercial Guarantee Agreement between the Registrant, Borrower, First National Bank, Lender, and Steven J. Wagenheim, Guarantor, dated April 14, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 3, 2004 (File No. 000-29643)).

10.26

Securities Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated September 17, 2004 (incorporated by reference to our Registration Statement on Form S-3, filed October 15, 2004 (File No. 333-119768)).

10.27

Lease—Business Property Agreement between the Registrant and Ellsworth Development Corp., dated December 13, 2004 (incorporated by reference to our Current Report on Form 8-K, filed December 14, 2004 (File No. 000-29643)).

10.28	Form of Non-qualified Stock Option Agreement under the Registrant’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.29	Form of Stock Option Agreement under the Registrant’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.30	Form of Stock Option Agreement under the Registrant’s 1997 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.31

Form of Non-qualified Stock Option Agreement under the Registrant’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.32	Form of Incentive Stock Option Agreement under the Registrant’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.33

Securities Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated October 21, 2005 (incorporated by reference to our Current Report on Form 8-K, filed on October 21, 2005 (File No. 000-29643)).

10.34

Executive Employment Agreement by and between the Registrant and Daniel H. Bauer, dated August 17, 2005 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 14, 2005 (File No. 000-29643)).

21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on signature page to Form 10-KSB).
31.1

Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Registrant, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Daniel H. Bauer, Chief Financial Officer of the Registrant, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Daniel H. Bauer, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.