Form 10KSB/A
period 2005-12-27
GRANITE CITY FOOD & BREWERY LTD
filed 2006-03-30
CIK 1048620

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

Yes ☐  No ☒.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-KSB/A for the fiscal year ended December 27, 2005, to present an updated security ownership table. This Form 10-KSB/A amends only Item 11. The remaining items are unaffected by this amendment, have not been updated and are not reproduced in this Form 10-KSB/A. In addition, this Form 10-KSB/A contains currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

TABLE OF CONTENTS

PART III

ITEM 11 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	1

SIGNATURES	4

INDEX TO EXHIBITS	E-1

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

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Common Stock (2)
Steven J. Wagenheim (3) (4)	1,958,710	(5)	14.6%
Arthur E. Pew III (3)	1,843,312	(6)	13.9%
William E. Burdick (3)	1,716,500	(7)	12.9%
Brewing Ventures LLC	1,662,500		12.6%
Bluestem Capital Partners III Limited Partnership (8)	1,481,780	(9)	11.2%
Andrew J. Redleaf (10)(11)	1,060,360	(12)	7.9%
Solstice Capital Management, LLC (13)(14)	961,617	(15)	7.2%
Gary M. Winston (13)(14)	961,617	(15)	7.2%
Perkins Capital Management, Inc. (16)	884,431	(17)	6.6%
Whitebox Intermarket Partners, L.P.(11)	805,557	(12)	6.0%
Eugene E. McGowan (18)	400,597	(19)	3.0%
Timothy R. Cary	254,666	(20)	1.9%
Dermot F. Rowland	113,381	(21)	*
Bruce H. Senske	96,327	(22)	*
James G. Gilbertson	75,000	(23)	*
James J. Hughes	53,333	(20)	*
Monica A. Underwood	52,500	(20)	*
All directors and executive officers as a group (10 persons) (24)	3,260,326	(25)	22.9%

*              Represents less than one percent.

(1)	Unless otherwise indicated, the address of each shareholder is c/o Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416.
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

1

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

(11)	The address of this shareholder is 3033 Excelsior Blvd., Suite 300, Minneapolis, MN 55416.
(12)	Includes 201,224 shares purchasable by Whitebox upon the exercise of warrants.
(13)	The address of this shareholder is 975 South Eliseo Drive, Greenbrae, CA 94904.
(14)

As set forth in Schedule 13G filed with the SEC by Solstice Capital Management, LLC (“Solstice”) and Gary M. Winston on November 10, 2005. The Schedule 13G reports that Solstice is a registered investment adviser whose clients have the right to receive, or the power to direct the receipt of, proceeds from the sale of the shares. The Schedule 13G reports that Mr. Winston is the controlling owner and manager of Solstice. As a result, he may be deemed to be the indirect beneficial owner of the securities it holds. The number of shares reported herein as beneficially owned by Mr. Winston includes the securities held by Solstice. The Schedule 13G reports that Solstice and Mr. Winston have shared voting power over 671,059 shares and shared dispositive power over 961,617 shares.

(15)	Includes 69,550 shares purchasable upon the exercise of warrants.
(16)	The address of this shareholder is 730 East Lake Street, Wayzata, MN 55391.
(17)

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

(18)

Mr. McGowan, a member of our board of directors, has a business relationship with Granite Partners, L.L.C. such that he may be deemed to be the indirect beneficial owner of the securities held by such entity. Mr. McGowan’s address is 308 E. Pennbrook Circle, Sioux Falls, SD 57108.

(19)

Includes 15,128 shares owned by Granite Partners, 170,215 shares purchasable by Granite Partners upon the exercise of warrants and 45,000 shares purchasable by Mr. McGowan upon the exercise of options.

(20)	Represents shares purchasable upon the exercise of options.
(21)	Includes 6,400 shares purchasable by Mr. Rowland upon the exercise of warrants and 15,000 shares purchasable by Mr. Rowland upon the exercise of options.
(22)	Includes 4,308 shares purchasable by Mr. Senske upon the exercise of warrants and 60,000 shares purchasable by Mr. Senske upon the exercise of options.
(23)	Includes 30,000 shares purchasable by Mr. Gilbertson upon the exercise of options.
(24)	Includes securities held by Brewing Ventures, New Brighton Ventures, Mr. Pew’s spouse, trusts for the benefit of Mr. Pew’s grandchildren, and Granite Partners.
(25)	Includes 180,923 shares purchasable upon the exercise of warrants and 820,499 shares purchasable upon the exercise of options.

Equity Compensation Plan Information

The following table provides information as of the end of fiscal year 2005 with respect to compensation plans under which our equity securities are authorized for issuance.

2

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 30, 2006.

GRANITE CITY FOOD & BREWERY LTD.

By	/s/ STEVEN J. WAGENHEIM
Steven J. Wagenheim
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN J. WAGENHEIM	President, Chief Executive Officer	March 30, 2006
Steven J. Wagenheim	and Director (Principal Executive
Officer)

/s/ DANIEL H. BAUER	Chief Financial Officer (Principal Financial	March 30, 2006
Daniel H. Bauer	Officer and Principal Accounting Officer)

*	Director
Arthur E. Pew III

*	Director
James G. Gilbertson

*	Director
Bruce H. Senske

*	Director
Eugene E. McGowan

*	Director
Dermot F. Rowland

* By	/s/ DANIEL H. BAUER	March 30, 2006
Daniel H. Bauer
Attorney-in-fact

4

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

21	Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Powers of Attorney.*
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