Form 10-Q
period 2006-03-28
GRANITE CITY FOOD & BREWERY LTD
filed 2006-05-12
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2006

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5402 Parkdale Drive, Suite 101
Minneapolis, Minnesota 55416
(952) 215-0660

(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 8, 2006, the issuer had outstanding 13,226,526 shares of common stock.

i

PART I                  FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28, 2006	December 27, 2005
ASSETS:
Current assets:
Cash	$6,312,647	$9,836,231
Inventory	302,073	243,180
Prepaids and other	171,780	218,960
Total current assets	6,786,500	10,298,371

Property and equipment, net	41,782,860	33,767,282
Intangible assets and other	420,051	416,937
Total assets	$48,989,411	$44,482,590

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,462,271	$1,007,437
Accrued expenses	2,693,489	3,156,455
Deferred rent, current portion	87,534	76,437
Long-term debt, current portion	241,357	241,747
Capital lease obligations, current portion	769,119	679,738
Total current liabilities	6,253,770	5,161,814

Deferred rent, net of current portion	1,310,764	1,119,458
Long-term debt, net of current portion	2,202,991	2,262,180
Capital lease obligations, net of current portion	23,338,498	18,585,630
Total liabilities	33,106,023	27,129,082

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 13,226,526 shares issued and outstanding at March 28, 2006 and December 27, 2005	132,265	132,265
Additional paid-in capital	28,057,009	27,881,089
Accumulated deficit	(12,305,886)	(10,659,846)
Total shareholders’ equity	15,883,388	17,353,508

Total liabilities and shareholders’ equity	$48,989,411	$44,482,590

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2006	March 29, 2005

Restaurant revenues	$11,892,319	$7,870,335

Cost of sales:
Food, beverage and retail	3,514,935	2,355,388
Labor	4,161,563	2,713,753
Direct restaurant operating	1,698,782	1,046,637
Occupancy	681,655	436,178
Total cost of sales	10,056,935	6,551,956

Pre-opening	811,802	7,713
General and administrative	1,455,060	952,353
Depreciation and amortization	752,456	444,396

Operating loss	(1,183,934)	(86,083)

Interest:
Income	32,050	38,261
Expense	(498,029)	(323,989)
Other income (expense), net	3,873	(10,843)
Net other expense	(462,106)	(296,571)

Net loss	$(1,646,040)	$(382,654)

Loss per common share, basic and diluted	$(0.12)	$(0.03)

Weighted average shares outstanding, basic and diluted	13,226,526	11,614,276

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2006	March 29, 2005

Cash flows from operating activities:
Net loss	$(1,646,040)	$(382,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	752,456	444,396
Stock option compensation expense	180,101	6,390
(Gain)/loss on disposal of asset	(3,873)	10,843
Deferred rent	202,403	(7,500)
Decrease (increase) in:
Inventory	(58,893)	—
Prepaids and other	47,180	111,985
Increase (decrease) in:
Accounts payable	151,297	(212,564)
Accrued expenses	(443,296)	(463,136)
Net cash used in operating activities	(818,665)	(492,240)

Cash flows from investing activities:
Purchase of:
Property and equipment	(2,416,940)	(861,704)
Intangible assets and other	(11,668)	(4,113)
Net cash used in investing activities	(2,428,608)	(865,817)

Cash flows from financing activities:
Payments on capital lease obligations	(212,551)	(133,702)
Payments on long term-debt	(59,579)	(55,863)
Payment of dividends	—	(41,068)
(Cost incurred)/proceeds from issuance of stock	(4,181)	31,350
Net cash used in financing activities	(276,311)	(199,283)

Net decrease in cash	(3,523,584)	(1,557,340)
Cash, beginning	9,836,231	9,297,247
Cash, ending	$6,312,647	$7,739,907

Supplemental disclosure of non-cash investing and financing activities:
Land and buildings acquired under capital lease agreements	$5,054,800	$650,000
Equipment and intangibles purchased and included in accounts payable and accrued expenses	$1,283,867	$9,923

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen weeks ended March 28, 2006 and March 29, 2005

1.     Basis of Presentation

Granite City Food & Brewery Ltd. (the “Company”) develops and operates casual dining restaurants featuring on-premise breweries known as Granite City Food & Brewery® in selected markets throughout the Midwest. The theme is casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers made on-premise. The Company produces its beer using a process called Fermentus Interruptus™, which is intended to maintain high beer quality while enhancing overall profitability by reducing unit-level brewing costs. The first restaurant, located in St. Cloud, Minnesota, opened in July 1999. Subsequently, the Company opened twelve additional restaurants that are reflected in these financial statements: Sioux Falls, South Dakota; Fargo, North Dakota; Des Moines, Cedar Rapids and Davenport, Iowa; Lincoln, Nebraska; Maple Grove and Eagan, Minnesota; Wichita, Kansas City and Olathe, Kansas, and Kansas City, Missouri.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of March 28, 2006 and the results of operations for the interim periods ended March 28, 2006 and March 29, 2005 have been included.

The balance sheet at December 27, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 27, 2005, filed with the Securities and Exchange Commission on March 27, 2006.

The results of operations for the thirteen weeks ended March 28, 2006 are not necessarily indicative of the results to be expected for the entire year.

2.     Summary of Significant Accounting Policies

Stock-Based Compensation:

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method effective

December 28, 2005, the first day of its 2006 fiscal year.

In all prior periods, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method affects the Company’s results of operations, although it does not affect the Company’s overall financial position. If the Company had been accounting for stock-based compensation under SFAS 123(R) during the first quarter of fiscal year 2005, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure set forth below:

Thirteen Weeks Ended March 29, 2005
Net loss:
As reported	$(382,654)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(189,080)
Pro forma	$(571,734)

Net loss per common share
Basic and diluted as reported	$(0.03)
Basic and diluted pro forma	$(0.05)

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the first quarter of 2005: (a) no dividend yield, (b) 37.6% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 3.6% to 4.5%.

During the first quarter of 2006, the Company granted an aggregate of 115,000 options, estimating the fair value of such options using the Black-Scholes option-pricing model with the following assumptions: (a) no dividend yield, (b) 41.4% to 43.6% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 4.35% to 4.53%. The Company recorded total stock-based compensation expense of $180,101 in the first quarter of fiscal year 2006. See Note 4 for future discussion of the Company’s stock-based compensation.

Accounting for Leases:

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. The Company was required to adopt FASB Staff Position No. FAS 13-1 beginning in fiscal year 2006, and as a result, included $221,957 of such rental costs in pre-opening expense during the first quarter of fiscal year 2006. Prior to the adoption of FASB Staff Position No. FAS 13-1, the Company did not expense rental costs during the construction period, but rather capitalized such costs as then permitted under GAAP. The Company believes the adoption of the staff position will increase average per-unit pre-opening costs by $50,000 to $125,000 depending upon the lease term and length of construction period.

Principles of consolidation and presentation:

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiary corporations under which its Kansas locations are operated. Fifty-one percent of the stock of each of the subsidiary corporations is owned by a Granite City restaurant manager and the Company owns the remainder of the stock of each corporation. Each manager-owner of the stock of these entities has entered into a buy-sell agreement with each corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the corporation upon certain events, including termination of employment or any event which disqualifies the manager from owning the shares under applicable laws and regulations of the state. The Company has entered into a master agreement with each separate corporation that permits the operation of the restaurants and leases to each corporation the Company’s property and facilities. Each corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, the net profit from its operations. The Company has determined that the foregoing ownership structure will cause these separate corporations to be treated as variable interest entities in which the Company has a controlling financial interest for the purpose of FASB Interpretation 46 (R), Consolidation of Variable Interest Entities (FIN46R). As such, the corporations are consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in those separate corporations. All references to the Company in these financial statements relate to the consolidated entity.

Reclassification:

Certain reclassifications have been made to the financial statements for the first quarter of 2005 in order for them to conform to the presentation of the financial statements for the first quarter of 2006. These reclassifications have no effect on the accumulated deficit or net loss previously reported.

3.     Commitment and Contingencies

West Wichita, Kansas lease:

In January 2006, the Company entered into a 20-year net lease relating to the restaurant it plans to open in West Wichita, Kansas under the same terms specified in the multi-site development agreement the Company has entered into with Dunham Capital Management L.L.C. (“Dunham”), its commercial developer. The restaurant is being constructed for the Company on a build-to-suit basis and the annual rent will be equal to 10.5% of the construction cost including land cost. The land portion of this lease will be classified as an operating lease because the fair value of the land is more than 25% of the property to be leased. The building portion of this lease will be classified as a capital lease because its present value will be greater than 90% of the estimated fair value at the beginning of the lease. The Company will be responsible for any real-estate taxes and all operating costs. The term of the lease will commence when operations begin. The lease may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension, or the Company may purchase the premises for the fair market value during the last year of the original term. Rental costs associated with the operating lease that are incurred during the construction period will be recognized as pre-opening costs, and included in income from continuing operations.

St. Louis Park, Minnesota:

In March 2006, the Company entered into a 10-year net lease relating to the restaurant it plans to open in St. Louis Park, Minnesota. The lease includes land and an existing building of approximately 7,250 square feet which the Company will convert into a Granite City Food & Brewery restaurant. Annual rent is $148,625 per year plus percentage rent based upon restaurant sales and the Company will be responsible for any real-estate taxes and all operating costs. The term of the lease commenced March 17, 2006 and may be extended at the Company’s option for up to three additional five-year periods on the same terms and conditions, except the base rent will increase approximately $1.00 per square foot during each such extension. Rental costs associated with the operating lease that are incurred during the construction period will be recognized as pre-opening costs, and included in income from continuing operations. The Company paid approximately $663,000 in lease acquisition costs for this property.

4.     Stock-Based Compensation

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant. The number of shares authorized for issuance under the plan as of March 28, 2006 was 400,000, of which 35,500 shares remained available for future issuance. Although vesting schedules may vary, option grants under this plan generally vest evenly over a four-year period and options are exercisable for no more than ten years from the date of grant.

The Company has reserved 590,000 shares of common stock for issuance under the 1997 Director Stock Option Plan, of which 163,500 remained available for issuance at March 28, 2006. Under this plan, the Company automatically grants an option to each outside director on the date such person becomes a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares. Each option vests one year after the option is granted and is exercisable for five years from the date of grant. Options are granted at fair market value.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant. The number of shares authorized for issuance as of March 28, 2006 was 1,558,839, of which 555,839 shares remained available for future issuance. Although vesting schedules may vary, option grants under this plan generally vest evenly over a four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of March 28, 2006 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 27, 2005	1,590,000	$3.58	6.7 years
Granted	115,000	4.30	9.2 years
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 28, 2006	1,705,000	$3.62	6.7 years	$1,636,320

Options exercisable at December 27, 2005	1,015,750	$3.29	5.9 years
Options exercisable at March 28, 2006	1,116,336	$3.32	5.8 years	$1,381,874

Weighted-average fair value of options granted during the quarter	$4.30

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on March 28, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 28, 2006. As of March 28, 2006, there was approximately $871,302 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $678,169 is expected to be recognized during the remainder of fiscal year 2006, $180,840 in fiscal year 2007 and $12,293 in fiscal year 2008.

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. You are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. Please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 27, 2005, filed with the Securities and Exchange Commission on March 27, 2006, for additional factors known to us that may cause actual results to vary.

Overview

We operate thirteen casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®. With the exception of the building at our Fargo location, we lease the land and building at each of our restaurants. The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06

We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment leases, debt and equipment financing and cash flow from operations. We built units 4-9 and 11-13 based upon the prototype we developed in early 2003. Unit 10, our Eagan restaurant, was a conversion of an existing restaurant. With the exception of units 1-3, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants. Under this agreement, we lease the land and building of each new restaurant from our developer.

Our worthouse, located in Ellsworth, Iowa, facilitates the initial stage of our brewing process— the production of non-alcoholic wort— using our patent-pending brewing process called Fermentus Interruptus™. We believe that Fermentus Interruptus and the use of a centrally located worthouse improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations. Additionally, having a common starting point for the production of wort creates consistency of taste for our product from unit to unit. The wort produced at our worthouse is transported via truck to the fermentation vessels at each of our restaurants where the brewing process is completed. We believe that our current worthouse has the capacity to service 30 to 35 restaurant locations.

The training of each of our managers takes place under the instruction of four, full-time dedicated trainers at Granite City University, located within our Maple Grove restaurant. Our eight-week training program consists of both “hands on” as well as classroom training for all aspects of management. All salaries of our managers in training and our trainers as well as all related costs incurred at Granite City University are recorded as a component of corporate general and administrative costs.

Our new store opening team, which consists of three experienced restaurant managers, is responsible for the opening of each of our new restaurants. Generally, this team arrives at a new restaurant site two to three months in advance of the restaurant opening date and coordinates all staffing and training matters for that new restaurant. We believe that a dedicated team delivers a more disciplined opening process and ensures adherence to our company’s exacting standards and culture.

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

The thirteen weeks ended March 28, 2006 included 151 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated. The thirteen weeks ended March 29, 2005 included 104 restaurant weeks. The source of these additional 47 restaurant weeks is shown in the following chart:

Location	First Quarter 2006 Weeks of Operation	First Quarter 2005 Weeks of Operation
Wichita, Kansas	13	0
Eagan, Minnesota	13	0
Kansas City, Missouri	13	0
Kansas City, Kansas	8	0
Additional Restaurant Weeks	47	0

Because we continue to expand our operations and open new restaurants at various times throughout the year, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

Our restaurant revenues are comprised almost entirely of the sales of food and beverages. The sale of retail items, such as cigarettes and promotional items, typically represents less than one percent of total revenue. Product costs include the costs of food, beverages and retail items. Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees. Direct restaurant operating costs include restaurant supplies, marketing costs, utilities, repairs and maintenance and other related costs. Occupancy costs include rent on our operating leases, real estate taxes and insurance. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our dedicated new store opening team, rental costs incurred during the construction period, and other direct costs associated with opening new restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies, corporate rent and excess worthouse production costs. Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives. Other income and expense represents the cost of interest expense on debt and capital leases, interest income on invested assets and gain/loss on disposal of assets.

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen weeks ended March 28, 2006 and March 29, 2005.

	Thirteen Weeks Ended
	March 28, 2006	March 29, 2005

Restaurant revenues	100.0%	100.0%

Cost of sales:
Food, beverage and retail	29.6	29.9
Labor	35.0	34.5
Direct restaurant operating	14.3	13.3
Occupancy	5.7	5.5
Total cost of sales	84.6	83.2

Pre-opening	6.8	0.1
General and administrative	12.2	12.1
Depreciation and amortization	6.3	5.6

Operating loss	(10.0)	(1.1)

Interest:
Income	0.3	0.5
Expense	(4.2)	(4.1)
Other income (expense), net	0.0	(0.1)
Net other expense	(3.9)	(3.8)

Net loss	(13.8)%	(4.9)%

Certain percentage amounts do not sum due to rounding.

Results of Operations for the Thirteen Weeks Ended March 28, 2006 and March 29, 2005

Revenue

We generated $11,892,319 and $7,870,335 of revenues during the first quarter of 2006 and 2005, respectively. The thirteen weeks ended March 28, 2006 included 151 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated. The thirteen weeks ended March 29, 2005 included 104 restaurant weeks. Average weekly sales increased from $75,676 to $78,757 per week in the first quarter of 2006 compared to the first quarter of 2005 while comparable restaurant sales, which include restaurants in operation over 18 months, increased 5.4% in the first quarter of 2006 over the first quarter of 2005. The increase in sales of 51.1% for the first quarter of the fiscal year 2006 over the first quarter of fiscal year 2005 was the result of 47 additional restaurant weeks in 2006 and the increase in comparable restaurant sales.

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

Restaurant Costs

Food and Beverage

Our food and beverage costs decreased 0.3% as a percentage of revenue from 29.9% in the first quarter of 2005 to 29.6% in the first quarter of 2006 due primarily to more experienced staff members generating less waste, as well as lower per-unit product prices due to higher volume company-wide purchasing.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food and beverage costs and guest preferences. We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences. Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests. Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty. As we open additional restaurants, we believe we will experience increased purchasing power, partially offsetting food and beverage cost increases, and maintain or reduce our food and beverage costs as a percentage of revenue. Additionally, as we add new restaurants, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall company profitability.

Labor

Our labor costs expressed as a percentage of revenue increased 0.5% from 34.5% in the first quarter of 2005 to 35.0% in the first quarter of 2006 due primarily to increases in hourly labor as minimum wages increased and we had to compete more aggressively for management and hourly employees at our new restaurants.

We expect that labor costs will vary as we add new restaurants. Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expenses at our new restaurants. We believe that retaining good employees and more experienced staff ensures high quality guest service and reduces hiring and training costs.

Direct Restaurant Operating

Our direct restaurant operating expenses increased 1.0% as a percentage of revenues from 13.3% in the first quarter of 2005 to 14.3% in the first quarter of 2006. Operating supplies, repairs and maintenance, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expenses, a portion of which is fixed or indirectly variable. The increase in direct restaurant operating expenses was due primarily to an increase in expenses related to credit card acceptance, repair and maintenance and utilities.

Occupancy

Our occupancy costs, which include rent on our operating leases, common area maintenance, property taxes and insurance, increased 0.2% as a percentage of revenues from 5.5% in the first quarter of 2005 to 5.7% in the first quarter of 2006. This increase was due primarily to increased rent and property taxes. Our occupancy costs do not include payments on the portion of each restaurant lease which is classified as a capital lease. Under Financial Accounting Standards Board (FASB) Statement No. 13, Accounting For Leases, these payments are classified as payments of principal and interest. Such payments aggregated approximately $549,000 and $316,000 during the first quarters of 2006 and 2005, respectively.

Pre-Opening

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, wages and expenses of our dedicated new store opening teams, rental costs incurred during the construction period and certain other direct costs associated with opening new restaurants. Pre-opening costs in the first quarter of 2006 related primarily to our Kansas City and Olathe, Kansas restaurants which we opened January 31, 2006 and March 28, 2006, respectively. In fiscal year 2006, we included $107,043 and $114,914 of rental costs incurred during construction periods for Kansas City and Olathe, Kansas, respectively, in pre-opening expense in accordance with FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1). Based upon the costs of labor, travel, lodging, training and rent incurred prior to opening, we expect pre-opening expenses to average between $400,000 and $425,000 per unit, of which we anticipate approximately $50,000 to $125,000 to be construction-period rent. Pre-opening costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

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

General and administrative expenses increased $502,707 from $952,353 in the first quarter of 2005 to $1,455,060 in the first quarter of 2006. Of such increase, approximate $285,000 represented payroll costs due to the increase in our corporate staff in the areas of accounting, IT, Granite City University, the worthouse and our new store opening team. Professional fees, including consulting, marketing, legal, accounting and investor relations, were approximately $108,300 higher in the first quarter of 2006 than in the first quarter of 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, effective with the first day of fiscal year 2006, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. In all prior periods, we accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. In the first quarter of 2006, our general and administrative expenses included approximately $180,100 in non-cash stock-based compensation expense. We made no change to our method of valuing stock options or to such options’ vesting schedules.

We expect that general and administrative costs will continue to fluctuate as a percentage of restaurant revenues in the near term as we build our infrastructure to adequately sustain operations through further expansion. As we continue to expand our restaurant chain, we expect general and administrative expenses will decrease as a percentage of revenues in the long term.

Depreciation and Amortization

Depreciation and amortization expense increased $308,060 during the first quarter of 2006 compared to the same period in 2005, due principally to the additional depreciation related to the newly opened restaurants. As a percentage of revenues, depreciation expense increased 0.7% in the first quarter of 2006.

Other Income and Expense

Interest expense related to capital leases increased $177,523 from $273,919 during the first quarter of 2005 to $451,442 during the first quarter of 2006 due to the increase in capital leases as a result of four additional restaurants. Interest expense related to long-term debt and interest income related to unused cash decreased $3,483 and $6,211, respectively, during the first quarter of 2006 compared to the first quarter of 2005 due to the reduction of principal on such debt and the reduction of cash on hand. As we remodeled our three older restaurants to mirror the prototype units in the first quarter of 2005, we recorded a $10,843 loss on assets which had not been fully depreciated. During the first quarter of 2006, we recognized a gain on disposal of assets of $3,873 due primarily to the sale of unused assets at our test kitchen. Management expects net interest expense will increase as we pursue further expansion.

Liquidity and Capital Resources

We have funded our capital requirements since inception through sales of securities, building and equipment leases, debt financing and cash flow from operations. As of March 28, 2006, we had $6,312,647 of cash and $532,730 of net working capital compared to $9,836,231 of cash and $5,136,557 of net working capital at December 27, 2005.

During the quarter ended March 28, 2006, we used $818,665 of net cash in operating activities, $2,428,608 in net cash to purchase equipment and other assets primarily for our new restaurants and those under construction, and made payments aggregating $272,130 on our debt and capital lease obligations. Additionally, during the first quarter of 2006, we paid expenses related to the issuance of our common stock of $4,181.

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

Based upon our existing prototype, we anticipate that pre-opening costs, the initial purchase of furniture, fixtures and equipment and our restaurant design costs will require an investment by us of approximately $1.0 million to $1.6 million for each new restaurant. We anticipate that our new restaurants will require an investment by our developer of approximately $3.5 million to $4.5 million each for land and building. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

In January 2006, we opened a restaurant in Kansas City, Kansas. We are leasing this property from our developer under a 20-year lease agreement. Our annual lease payments are $404,250 with $262,500 classified as a capital lease and the remaining $141,750 classified as an operating lease. We have the option to extend this lease for up to five additional five-year periods or to purchase the restaurant real estate for its fair market value during the last year of the original term.

In March 2006, we opened a restaurant in Olathe, Kansas. We are leasing this property from our developer under a 20-year lease agreement. This is the tenth restaurant we have opened in cooperation with our developer. Our annual lease payments are $414,750 with $268,254 classified as a capital lease and the remaining $146,496 classified as an operating lease. We have the option to extend this lease for up to five additional five-year periods or to purchase the restaurant real estate for its fair market value during the last year of the original term.

In March 2006, we commenced leasing a property in St. Louis Park, Minnesota under a 10-year lease agreement. Our annual lease payments will be $148,625 per year plus percentage rent based upon restaurant sales. This lease may be extended at our option for up to three additional five-year periods. We paid approximately $663,000 in lease acquisitions costs for this property.

With our existing capital resources, cash generated from operations and the proceeds from at least $3.0 million in additional debt and/or equipment financing that we are currently pursuing, we believe that we will have sufficient funds to complete our 2006 openings and provide sufficient working capital for our operations. If we do not generate the cash needed from operations and/or are not able to obtain sufficient debt and/or equipment financing, we may have to reduce or delay our planned fourth quarter 2006 openings. We will require further funding to open additional restaurants. We are continually evaluating our development plans and we are exploring options relative to the pace of our growth. Further, our liquidity will be affected by our need to refinance a balloon payment of approximately $1.3 million due in February 2007 on a loan associated with our Fargo restaurant’s building. If we do not have enough funds based upon our capital resources, anticipated equipment financing and expected cash flows from operations, we may be required to obtain additional financing through the sale of securities and/or increase our borrowings. We may not be able to accomplish either of these alternatives on terms acceptable to us, or at all.

Commitments and Contingent Liabilities

Development Agreement:

We have entered into a development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants. Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, a beneficial owner of less than 2% of our securities. The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012. Dunham also has the right to sell the underlying land and building to third parties or assign our leases. As of March 28, 2006, Dunham had sold two of our restaurants sites to third parties. We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company. In the case of a merger or sale of our company, the development agreement may be terminated. As of March 28, 2006, ten restaurants, namely units 4-13, have been constructed for us under this development agreement.

The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts. The development agreement provides that restaurants will be leased to us on the basis of a triple net lease. The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate. Generally, the land portion of each lease is classified as an operating lease because the fair value of the land is more than 25% of the property to be leased. The building portion of the lease is classified as a capital lease because its present value is greater than 90% of the estimated fair value at the beginning of the lease. The term of each lease is 20 years and may be extended at our option for up to five additional five-year periods, or we may purchase the restaurant real estate for the fair market value during the last year of the original term.

Operating and Capital Leases:

As of March 28, 2006, we operated 13 restaurants, 12 under land and building lease agreements and one under a land lease as we own the building at that location. Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.

Of the 12 restaurants we operated under land and building lease agreements, 10 originated with our developer. Of these 12 leases, one expires in 2019, one in 2020, two in 2023, three in 2024, three in 2025 and the remaining two expire in 2026, all with renewable options for additional periods. The land portion of these leases is classified as an operating lease because the fair value of the land was more than 25% of the leased property at the inception of each lease. The building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease. As of March 28, 2006, future obligations relating to the land portion of these 12 leases aggregated $28,678,347 plus percentage rent. The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis. Future obligations relating to the building portion of these 12 leases aggregated $46,631,618 as of March 28, 2006.

In 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo restaurant. As of March 28, 2006, future obligations under the terms of this lease aggregated $1,125,800 plus percentage rent.

In December 2004, we entered into a land and building lease agreement for a facility to be used for wort production. This ten-year lease commenced February 1, 2005, and is classified as a capital lease as it contains a bargain purchase option. As of March 28, 2006, future obligations under the terms of this lease aggregated $763,204.

In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices. The lease commenced October 1, 2005. Annual rent is $38,666, with scheduled annual increases throughout the term of the lease. Such scheduled rent increases are recognized on a straight-line basis over the term of the lease. Future obligations under the terms of this lease aggregated $104,785 at March 28, 2006.

In November 2005, we entered into an agreement for a facility in Minneapolis, Minnesota which we use as a test kitchen. Obligations under this three-year lease agreement began November 1, 2005. The agreement calls for annual rent of $42,000 and has an option for a three-year renewal. Future obligations under this lease aggregated $108,500 at March 28, 2006.

As of March 28, 2006, we had additional capital lease obligations outstanding aggregating $349,918 for equipment leases expiring in 2008.

We have entered into a 20-year net lease with our developer for a restaurant under construction in West Wichita, Kansas that we anticipate opening later in 2006. Once opened, this will be the eleventh we have opened in cooperation with our developer. The annual rent for the lease will be equal to 10.5% of the sum of the construction cost and land cost. Additionally, we have entered into a 10-year net lease for a restaurant in St. Louis Park, Minnesota. The annual rent for that lease will be $148,625 plus percentage rent. The terms of these leases will commence when operations begin at each location.

Our developer, in cooperation with our chief executive officer, continues to explore opportunities for the development of additional restaurant sites, and where necessary, enters into letters of intent or leases to secure such sites on our behalf. As of March 28, 2006, our developer had entered into two additional leases and one letter of intent for restaurants we anticipate opening in 2006 and two letters of intent for restaurant sites we anticipate opening in 2007.

Personal Guaranties:

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements. In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006. As of March 28, 2006, we had not obtained a release of such obligation, and as such have been paying him a monthly guarantee fee in the amount of $1,000. Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004. The amount of annual compensation is 3% of the balance of such loans. This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period. During the first quarters of 2006 and 2005, we accrued $8,242 and $9,677 of such fees, respectively, and paid $15,000 and $0 of such fees, respectively.

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

Summary of Contractual Obligations:

The following table summarizes our obligations under contractual agreements as of March 28, 2006 and the time frame within which payments on such obligations are due. This table does not include amounts related to percentage rent, as such future amounts are not determinable. In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company. Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, principal	$2,444,348	$182,167	$1,773,595	$477,557	$11,029
Interest on long-term debt	278,079	137,339	109,309	31,374	57
Capital lease obligations, including interest	47,744,739	2,113,800	5,455,361	5,270,435	34,905,143
Operating lease obligations, including interest	30,017,431	1,315,201	3,503,336	3,369,586	21,829,308
Loan guarantee	98,557	42,184	42,284	14,089	—
Total obligations	$80,583,154	$3,790,691	$10,883,885	$9,163,041	$56,745,537

Based on our working capital position at March 28, 2006, we believe we have sufficient working capital to meet our current obligations.

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

Stock-Based Compensation

We have granted stock options to certain employees and non-employee directors. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). Under such provisions, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based compensation at the grant date requires judgment, including but not limited to the expected volatility of our stock. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

ITEM 3                   Qualitative and Quantitative Disclosures about Market Risk

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

ITEM 4                   Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 28, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

Not applicable.

ITEM 1A	Risk Factors

Not applicable.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3	Defaults upon Senior Securities

Not applicable.

ITEM 4	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5	Other Information

Not applicable.

ITEM 6	Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date:	May 12, 2006	By:	/s/ Daniel H. Bauer
Daniel H. Bauer
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1

Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Daniel H. Bauer, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Daniel H. Bauer, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.