Form 10-Q
period 2006-06-27
GRANITE CITY FOOD & BREWERY LTD
filed 2006-08-10
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2006

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

Yes ☐     No ☒

As of August 4, 2006, the issuer had outstanding 13,238,642 shares of common stock.

i

PART I        FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 27,	December 27,
	2006	2005
ASSETS:
Current assets:
Cash	$ 6,603,529	$ 9,836,231
Inventory	319,331	243,180
Prepaids and other	306,457	218,960
Total current assets	7,229,317	10,298,371

Prepaid rent, net of current portion	506,273	—
Property and equipment, net	41,474,281	33,767,282
Intangible assets and other	418,709	416,937
Total assets	$ 49,628,580	$ 44,482,590

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$ 2,603,335	$ 1,007,437
Accrued expenses	3,481,568	3,156,455
Deferred rent, current portion	87,544	76,437
Long-term debt, current portion	1,559,966	241,747
Capital lease obligations, current portion	728,489	679,738
Total current liabilities	8,460,902	5,161,814

Deferred rent, net of current portion	1,289,546	1,119,458
Long-term debt, net of current portion	824,829	2,262,180
Capital lease obligations, net of current portion	23,459,016	18,585,630
Total liabilities	34,034,293	27,129,082

Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 13,226,526 shares issued and outstanding at June 27, 2006 and December 27, 2005	132,265	132,265
Additional paid-in capital	28,286,432	27,881,089
Accumulated deficit	(12,824,410)	(10,659,846)
Total shareholders’ equity	15,594,287	17,353,508

Total liabilities and shareholders’ equity	$ 49,628,580	$ 44,482,590

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2006	2005	2006	2005

Restaurant revenues	$ 14,417,118	$ 8,534,251	$ 26,309,437	$ 16,404,588

Cost of sales:
Food, beverage and retail	4,258,148	2,532,927	7,773,083	4,888,315
Labor	4,990,804	2,973,957	9,257,632	5,750,541
Direct restaurant operating	1,646,558	962,795	3,240,075	1,946,607
Occupancy	795,873	423,609	1,477,528	859,785
Total cost of sales	11,691,383	6,893,288	21,748,318	13,445,248

Pre-opening	262,572	220,399	1,074,374	228,111
General and administrative	1,621,374	1,179,056	3,076,434	2,131,409
Depreciation and amortization	814,489	491,388	1,566,945	935,784

Operating income (loss)	27,300	(249,880)	(1,156,634)	(335,964)

Interest:
Income	24,114	31,085	56,164	69,346
Expense	(563,648)	(320,895)	(1,061,677)	(644,883)
Other expense, net	(6,287)	(39,632)	(2,414)	(50,475)
Net other expense	(545,821)	(329,442)	(1,007,927)	(626,012)

Net loss	$ (518,521)	$ (579,322)	$ (2,164,561)	$ (961,976)

Loss per common share, basic and diluted	$ (0.04)	$ (0.05)	$ (0.16)	$ (0.08)

Weighted average shares outstanding, basic and diluted	13,226,526	11,621,140	13,226,526	11,617,708

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	June 27,	June 28,
	2006	2005

Cash flows from operating activities:
Net loss	$ (2,164,561)	$ (961,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,566,945	935,784
Stock option compensation expense	407,484	12,780
Loss on disposal of asset	2,414	50,475
Deferred rent	181,195	(24,009)
Decrease (increase) in:
Inventory	(76,151)	—
Prepaids and other	(593,770)	3,404
Increase (decrease) in:
Accounts payable	253,990	(239,015)
Accrued expenses	344,783	(244,962)
Net cash used in operating activities	(77,671)	(467,519)

Cash flows from investing activities:
Purchase of:
Property and equipment	(2,580,432)	(2,680,688)
Intangible assets and other	(11,112)	(11,164)
Net cash used in investing activities	(2,591,544)	(2,691,852)

Cash flows from financing activities:
Payments on capital lease obligations	(442,214)	(273,892)
Payments on long term-debt	(119,132)	(111,552)
Payment of dividends	—	(41,068)
Proceeds/(cost incurred) from issuance of stock	(2,141)	31,349
Net cash used in financing activities	(563,487)	(395,163)

Net decrease in cash	(3,232,702)	(3,554,534)
Cash, beginning	9,836,231	9,297,247
Cash, ending	$ 6,603,529	$ 5,742,713

Supplemental disclosure of non-cash investing and financing activities:
Land and buildings acquired under capital lease agreements	$ 5,364,351	$ 1,262,956
Equipment and intangibles purchased and included in accounts payable and accrued expenses	$ 1,322,239	$ 35,518

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and twenty-six weeks ended June 27, 2006 and June 28, 2005

1.     Basis of Presentation

Granite City Food & Beverage Ltd. (the “Company”) develops and operates casual dining restaurants known as Granite City Food & Brewery®.  The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The first Granite City restaurant opened in St. Cloud, Minnesota in July 1999 and the Company subsequently expanded to other Midwest markets while pursuing its national expansion plans.  The Company opened its fourteenth restaurant in West Wichita, Kansas in July 2006. The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies.

The Company’s current expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of June 27, 2006 and the results of operations for the interim periods ended June 27, 2006 and June 28, 2005 have been included.

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

The results of operations for the thirteen and twenty-six weeks ended June 27, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

In all prior periods, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method affects the Company’s reported results of operations, although it does not affect the Company’s overall financial position.  If the Company had been accounting for stock-based compensation under SFAS 123(R) during the second quarter of fiscal year 2005, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure set forth below:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	June 28,	June 28,
	2005	2005
Net loss:
As reported	$ (579,322)	$ (961,976)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ (192,466)	$ (769,863)
Pro forma	$ (771,788)	$ (1,731,839)

Net loss per common share
Basic and diluted as reported	$ (0.05)	$ (0.08)
Basic and diluted pro forma	$ (0.07)	$ (0.15)

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the second quarter of 2005:  (a) no dividend yield, (b) 46.1% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 3.6% to 4.5%.

During the second quarter of 2006, the Company granted an aggregate of 18,000 options, estimating the fair value of such options using the Black-Scholes option-pricing model with the following assumptions:  (a) no dividend yield, (b) 31.3% to 33.2% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 4.99% to 5.00%.  The Company recorded total stock-based compensation expense of $227,383 and $407,484 in the second quarter and first half of fiscal year 2006, respectively.  See Note 4 for further discussion of the Company’s stock-based compensation.

Accounting for Leases:

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period.  Generally, the staff position requires companies to expense rental costs incurred during a construction period.  The Company was required to adopt FASB Staff Position No. FAS 13-1 beginning in fiscal year 2006, and as a result, included $45,253 and $267,210 of such rental costs in pre-opening expense during the second quarter and first half of fiscal year 2006, respectively.  Prior to the adoption of FASB Staff Position No. FAS 13-1, the Company did not expense rental costs during the construction period, but rather capitalized such costs as then permitted under GAAP.  The Company believes the adoption of the staff position will increase average per-unit pre-opening costs by $50,000 to $125,000 depending upon the lease term and length of construction period.

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

Reclassification:

Certain reclassifications have been made to the financial statements for the second quarter and first half of 2005 in order for them to conform to the presentation of the financial statements for the second quarter and first half of 2006.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

3.                                Commitment and Contingencies

West Wichita, Kansas lease:

In January 2006, the Company entered into a 20-year net lease relating to the restaurant it opened in West Wichita, Kansas under the same terms specified in the multi-site development agreement the Company has entered into with Dunham Capital Management L.L.C. (“Dunham”), its commercial developer.  The restaurant was constructed for the Company on a build-to-suit basis and the annual rent is equal to $315,000, which is 10.5% of the construction cost including land cost.  The annual rent on the land portion of this lease is $97,650 and is classified as an operating lease because the fair value of the land is more than 25% of the property to be leased.  The annual rent on the building portion of this lease is $217,350 and is classified as a capital lease because its present value is greater than 90% of the estimated fair value at the beginning of the lease.  The Company is responsible for any real-estate taxes and all operating costs.  The term of the lease commenced when operations began July 18, 2006.  The lease may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension, or the Company may purchase the premises for the fair market value during the last year of the original term.  Rental costs associated with the operating lease incurred during the construction period have been recognized as pre-opening costs, and will be included in income from continuing operations in the Company’s third quarter 2006 financial statements.

St. Louis Park, Minnesota lease:

In March 2006, the Company entered into a 10-year net lease with an independent third party relating to the restaurant it plans to open in St. Louis Park, Minnesota.  The lease includes land and an existing building of approximately 7,250 square feet which the Company will convert into a Granite City Food & Brewery restaurant.  This lease was not entered into under the development agreement with Dunham, but Dunham is providing project management and oversight in connection with this conversion.  The lease is classified as an operating lease as the present value of the minimum lease payments was less than 90% of the estimated fair value of the property at the beginning of the lease.  Annual rent is $148,625 per year plus percentage rent based upon restaurant sales.  The Company is responsible for any real-estate taxes and all operating costs.  The term of the lease commenced March 17, 2006 and may be extended at the Company’s option for up to three additional five-year periods on the same terms and conditions, except the base rent will increase approximately $1.00 per square foot during each such extension.  Rental costs associated with this operating lease that are incurred during the construction period will continue to be recognized as pre-opening costs, and included in income from continuing operations.  The Company paid approximately $573,776 in lease acquisition costs for this property and anticipates incurring an aggregate of approximately $1.8 million in construction, furniture, fixtures and equipment costs.

Roseville, Minnesota and Omaha, Nebraska leases:

In May 2006, the Company entered into 20-year net leases relating to restaurants it plans to open in Roseville, Minnesota and Omaha, Nebraska under the terms specified in the development agreement with Dunham.  Each restaurant will be constructed for the Company on a build-to-suit basis.  The annual rent of each will be equal to 10.5% of the construction cost including land cost.  The Company will be responsible for any real-estate taxes and all operating costs.  The term of each lease will commence when operations begin and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating leases that are incurred during the construction period will be recognized as pre-opening costs, and included in income from continuing operations.

St. Cloud, Minnesota lease:

In May 2006, the Company entered into an amendment to its lease agreement with the landlord of its St. Cloud restaurant.  In connection with this amendment, the Company exercised its option to extend the term of the lease for one additional five year period.  The amendment also requires the landlord pay up to $400,000 in construction costs of agreed upon improvements to the property.  Effective August 1, 2006, the base rent for this property increased $41,446 per year throughout the term of the lease, subject to adjustment as provided in the lease, and the gross threshold over which the Company pays percentage rent was increased from $3.2 million to approximately $3.8 million.  The lease may be extended at the Company’s option for up to two additional five-year periods.

4.              Stock-Based Compensation

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   The number of shares authorized for issuance under the plan as of June 27, 2006 was 400,000, of which 35,500 shares remained available for future issuance.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a four-year period and options are exercisable for no more than ten years from the date of grant.

The Company has reserved 590,000 shares of common stock for issuance under the 1997 Director Stock Option Plan, of which 148,500 remained available for issuance at June 27, 2006.  Under this plan, the Company automatically grants an option to each outside director on the date such person becomes a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  Each option vests one year after the option is granted and is exercisable for five years from the date of grant. Options are granted at fair market value.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of June 27, 2006 was 1,558,839, of which 552,839 shares remained available for future issuance.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of June 27, 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 27, 2005	1,590,000	$ 3.58	6.7 years
Granted	133,000	4.27	8.6 years
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 27, 2006	1,723,000	$ 3.63	6.4 years	$ 1,096,910

Options exercisable at December 27, 2005	1,015,750	$ 3.29	5.9 years
Options exercisable at June 27, 2006	1,131,336	$ 3.32	5.6 years	$ 983,900

Weighted-average fair value of options granted during the quarter	$ 4.27

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on June 27, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 27, 2006.  As of June 27, 2006, there was approximately $673,829 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $466,706 is expected to be recognized during the remainder of fiscal year 2006, $193,363 in fiscal year 2007, $13,449 in fiscal year 2008 and $311 in fiscal year 2009.

5.        Long-term Debt

In August 2003, the Company obtained a $750,000 loan from an independent financial institution for the purchase of equipment for its restaurant located in Des Moines, and in January 2004, the Company obtained a $750,000 loan from the same financial institution for the purchase of equipment at its restaurant in Davenport.  These loans were each secured by substantially all of the Company’s personal property.    In June 2006, the Company entered into amendments to the security agreements of each of these loans.  As a result of these amendments, each loan is secured only by the personal property and fixture property at its respective location.  All other terms and conditions of these loans remain the same as the original agreements.

ITEM 2       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 27, 2005, filed with the Securities and Exchange Commission on March 27, 2006, for additional factors known to us that may cause actual results to vary.

Overview

We operate fourteen casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®.  With the exception of the building at our Fargo location, we lease the land and building at each of our restaurants.  The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06

We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment leases, debt and equipment financing and cash flow from operations.  We built units 4-9 and 11-14 based upon the prototype we developed in early 2003.  In 2004 and 2005, we retrofitted units 1-3 to conform to this prototype model.  In 2005, we developed unit 10 which was a conversion of an existing restaurant.  With the exception of units 1-3, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease the land and building of each new restaurant from our developer.

In June 2005, we opened our beer production facility in Ellsworth, Iowa to facilitate the initial stage of our brewing process— the production of non-alcoholic wort— using our patent-pending brewing process called Fermentus Interruptus™.  Until we opened our beer production facility, our first two units, which were built with fully equipped and functioning breweries, supplied hand-crafted beers to all existing units.  We believe that Fermentus Interruptus and the use of a centrally located beer production facility improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Additionally, having a common starting point for the production of wort creates consistency of taste for our product from unit to unit. The wort produced at our beer production facility is transported via truck to the fermentation vessels at each of our restaurants where the brewing process is completed.  We believe that our current beer production facility has the capacity to service 30 to 35 restaurant locations.

The training of each of our managers takes place under the instruction of full-time, dedicated trainers at Granite City University, located within our Maple Grove restaurant.  Our eight-week training program consists of both “hands on” as well as classroom training for all aspects of management.  All costs related to Granite City University, including trainer and trainee salaries as well as trainee meals and lodging expenses, are recorded as a component of corporate general and administrative costs.

Our new store opening team, which consists of experienced restaurant managers, is responsible for the opening of each of our new restaurants.  Generally, this team arrives at a new restaurant site two to three months in advance of the restaurant opening date and coordinates all staffing and training matters for that new restaurant.  We believe that a dedicated team delivers a more disciplined opening process and ensures adherence to our company’s exacting standards and culture.

We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, the skill and experience of our restaurant-level management teams and weather conditions.  Additionally, we expect to incur the most significant portion of pre-opening costs associated with a new restaurant within the two months immediately preceding, and the month of, the opening of such restaurant.

The thirteen and twenty-six weeks ended June 27, 2006 included 169 and 320 restaurant weeks, respectively, which is the sum of the actual number of weeks each restaurant operated. The thirteen and twenty-six weeks ended June 28, 2005 included 104 and 208 restaurant weeks, respectively.  The source of the additional restaurant weeks in fiscal year 2006 is shown in the following chart:

Location	Thirteen Weeks Ended June 27, 2006	Twenty-six Weeks Ended June 27, 2006
Wichita, Kansas	13	26
Eagan, Minnesota	13	26
Kansas City, Missouri	13	26
Kansas City, Kansas	13	21
Olathe, Kansas	13	13
Total Additional Restaurant Weeks	65	112

Because we continue to expand our operations and open new restaurants at various times throughout the year, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

Our restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items, such as cigarettes and promotional items, typically represents less than one percent of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, management bonus, taxes and benefits for restaurant employees.  Direct restaurant operating costs include restaurant supplies, marketing costs, utilities, repairs and maintenance and other related costs.  Occupancy costs include rent on our operating leases, real estate taxes and insurance.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our dedicated new store opening team, rental costs incurred during the construction period, and other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations which include management and staff salaries and bonuses, employee benefits, travel, information systems, training, market research, professional fees, supplies, corporate rent and excess production costs at our beer production facility.  Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives.  Other income and expense represents the cost of interest expense on debt and capital leases, interest income on invested assets and gain/loss on disposal of assets.

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen and twenty-six weeks ended June 27, 2006 and June 28, 2005.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2006	2005	2006	2005

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	29.5	29.7	29.5	29.8
Labor	34.6	34.8	35.2	35.1
Direct restaurant operating	11.4	11.3	12.3	11.9
Occupancy	5.5	5.0	5.6	5.2
Total cost of sales	81.1	80.8	82.7	82.0

Pre-opening	1.8	2.6	4.1	1.4
General and administrative	11.2	13.8	11.7	13.0
Depreciation and amortization	5.6	5.8	6.0	5.7

Operating income (loss)	0.2	(2.9)	(4.4)	(2.0)

Interest:
Income	0.2	0.4	0.2	0.4
Expense	(3.9)	(3.8)	(4.0)	(3.9)
Other expense, net	(0.0)	(0.5)	(0.0)	(0.3)
Net other expense	(3.8)	(3.9)	(3.8)	(3.8)

Net loss	(3.6)%	(6.8)%	(8.2)%	(5.9)%

Certain percentage amounts do not sum due to rounding.

Results of Operations for the Thirteen and Twenty-six Weeks Ended June 27, 2006 and June 28, 2005

Revenue

We generated $14,417,118 and $8,534,251 of revenues during the second quarter of 2006 and 2005, respectively.  During the first half of 2006 and 2005, we generated revenues of $26,309,437 and $16,404,588, respectively.  Average weekly sales increased from $82,060 per week in the second quarter of 2005 to $85,308 per week in the second quarter of 2006.  Average weekly sales increased from $78,868 to $82,217 per week in the first half of 2006 compared to the first half of 2005.  Comparable restaurant sales, which include restaurants in operation over 18 months, increased 5.1% and 5.3% in the second quarter and first half of 2006 over the same such periods of 2005, respectively.  The twenty-six weeks ended June 27, 2006 included 320 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated.  The twenty-six weeks ended June 27, 2005 included 208 restaurant weeks.  The increase in sales of 60.4% for the first half of the fiscal year 2006 over the first half of fiscal year 2005 was the result of 112 additional restaurant weeks in 2006 and the increase in comparable restaurant sales.

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

Restaurant Costs

Food and Beverage

Our food and beverage costs decreased 0.2% as a percentage of revenue from 29.7% in the second quarter of 2005 to 29.5% in the second quarter of 2006.  These costs decreased 0.3% as a percentage of revenue from 29.8% in the first half of 2005 to 29.5% in the first half of 2006.  These decreases were due primarily to our staff members becoming more experienced in our disciplined preparation and production methods, thereby generating less waste.  Lower per-unit product prices due to higher volume company-wide purchasing also contributed to these decreases.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food and beverage costs and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage costs, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  As we open additional restaurants, we believe we will experience increased purchasing power, partially offsetting food and beverage cost increases, and maintain or reduce our food and beverage costs as a percentage of revenue.  Additionally, as we add new restaurants, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall company profitability.

Labor

Our labor costs expressed as a percentage of revenue decreased 0.2% from 34.8% in the second quarter of 2005 to 34.6% in the second quarter of 2006.  These costs increased 0.1% as a percentage of revenue from 35.1% in the first half of 2005 to 35.2% in the first half of 2006.  We have experienced increases in labor costs as minimum wages have increased and as we have been required to compete more aggressively for management and hourly employees at our new restaurants.  However, our higher revenues company-wide have generally offset these higher costs as a percentage of revenue.

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

Direct Restaurant Operating

Our direct restaurant operating expenses increased 0.1% as a percentage of revenues from 11.3% in the second quarter of 2005 to 11.4% in the second quarter of 2006.  These expenses increased 0.4% as a percentage of revenues from 11.9% in the first half of 2005 to 12.3% in the first half of 2006.  Operating supplies, repairs and maintenance, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expenses, a portion of which is fixed or indirectly variable.  The increases in direct restaurant operating expenses were due primarily to an increase in expenses related to credit card acceptance and repairs and maintenance.

Occupancy

Our occupancy costs, which include rent on our operating leases, common area maintenance, property taxes and insurance, increased 0.5% as a percentage of revenues from 5.0% in the second quarter of 2005 to 5.5% in the second quarter of 2006.  These costs increased 0.4% as a percentage of revenues from 5.2% in the first half of 2005 to 5.6% in the first half of 2006.  Such increases were due primarily to increased rent and property taxes.  Our occupancy costs do not include payments on the portion of each restaurant lease which is classified as a capital lease.  Under Financial Accounting Standards Board (FASB) Statement No. 13, Accounting for Leases, these payments are classified as payments of principal and interest.  Such payments aggregated approximately $1,183,000 and $632,000 during the first half of 2006 and 2005, respectively.

Pre-Opening

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, wages and expenses of our dedicated new store opening teams, rental costs incurred during the construction period and certain other direct costs associated with opening new restaurants.  Pre-opening costs in the second quarter of 2006 related primarily to our West Wichita restaurant which we opened in July 2006 and our St. Louis Park restaurant which we plan to open later in the third quarter of 2006.  In the first half of fiscal year 2006, we included $107,043, $114,914 and $45,253 of rental costs incurred during construction periods for Kansas City, Olathe and St. Louis Park, respectively, in pre-opening expense in accordance with FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1).  Based upon the costs of labor, travel, lodging, training and rent incurred prior to opening, we expect pre-opening expenses to average between $400,000 and $425,000 per unit, of which we anticipate approximately $50,000 to $125,000 to be construction-period rent.  Pre-opening costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and Administrative

General and administrative expenses include all salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations, financial controls and reporting, restaurant management recruiting, training at Granite City University that we opened in February 2005, excess capacity costs related to our beer production facility that we opened in June 2005, and salaries and expenses of our new store opening team when it is not dedicated to a particular restaurant opening.  Other general and administrative expenses include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.

General and administrative expenses increased $442,318 from $1,179,056 in the second quarter of 2005 to $1,621,374 in the second quarter of 2006.  These expenses increased $945,025 from $2,131,409 in the first half of 2005 to $3,076,434 in the first half of 2006.  Of such increase, approximately $384,000 represented payroll costs due to the increase in our corporate staff in the areas of accounting, IT, Granite City University, the beer production facility and our new store opening team.  Professional fees, including consulting, marketing, legal, accounting and investor relations, were approximately $213,000 higher in the first half of 2006 than in the first half of 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation.  Generally, effective with the first day of fiscal year 2006, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant.  In all prior periods, we accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options.  In the second quarter and first half of 2006, our general and administrative expenses included approximately $227,383 and $407,484 in non-cash stock-based compensation expense, respectively.

Despite the foregoing increases in general and administrative expenses, the increase in restaurant revenues associated with additional locations and the increase in comparable sales caused our general and administrative expenses to decrease as a percentage of revenue.  During the second quarter and first half of 2006, these expenses decreased 2.6% and 1.3%, respectively, from such periods in 2005.

Although general and administrative costs may continue to fluctuate as a percentage of restaurant revenues in the near term, we expect such expenses will decrease as a percentage of revenues in the long term as we grow our restaurant chain.

Depreciation and Amortization

Depreciation and amortization expense increased $323,101 during the second quarter of 2006 compared to the same period in 2005.  During the first half of 2006, such expense increased $631,161 compared to the first half of 2005, due principally to the additional depreciation related to the newly opened restaurants.  As a percentage of revenues, depreciation expense increased 0.3% in the first half of 2006.  Under Financial Accounting Standards Board (FASB) Statement No. 13, Accounting for Leases, amortization expense related to assets held under a capital lease, which includes substantially all of our restaurant buildings, is to be included with depreciation and amortization expense.  Amortization expense related to assets held under capital leases was $605,612 and $324,400 in the first half of 2006 and 2005, respectively, and was included in depreciation and amortization expense.

Other Income and Expense

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense related to capital leases increased $247,072 to $517,642 and increased $424,375 to $968,978 during the second quarter and first half of 2006, respectively, due to the increase in capital leases as a result of five additional restaurants.  Interest expense related to long-term debt decreased $4,319 to $46,006 and decreased $7,581 to $92,699 during the second quarter and first half of 2006, respectively, due to the reduction of principal on such debt.  Interest income related to unused cash decreased $6,971 to $24,114 and decreased $13,182 to $56,164 during the second quarter and first half of 2006, respectively, due to the reduction of cash on hand.  Management expects net interest expense will increase as we pursue further expansion.

As we remodeled our three older restaurants to conform to our prototype design in the first half of 2005, we recorded a $50,475 loss on assets which had not been fully depreciated.  During the first half of 2006, we recognized a net loss on disposal of assets of $2,414 due to the disposal of certain equipment which had not been fully depreciated, partially offset by the sale of unused assets at our test kitchen.

Liquidity and Capital Resources

We have funded our capital requirements since inception through sales of securities, building and equipment leases, debt financing and cash flow from operations.  As of June 27, 2006, we had $6,603,529 of cash and a $1,231,585 working capital deficit compared to $9,836,231 of cash and $5,136,557 of net working capital at December 27, 2005.

During the twenty-six weeks ended June 27, 2006, we used $77,671 of net cash in operating activities, $2,591,544 in net cash to purchase equipment and other assets primarily for our new restaurants and those restaurants under construction, and made payments aggregating $561,346 on our debt and capital lease obligations.  Additionally, during the first half of 2006, we used $2,141 of net cash to pay expenses associated with the issuance of our common stock in the fourth quarter of 2005.

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

Using the proceeds from the sale of our securities, debt and equipment financing and cash flows from operations, we intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our prototypical model as we open future restaurants under our multi-site development agreement; however, where appropriate, we will convert existing restaurants to our Granite City concept as we did with our Eagan location and are in the process of doing with our St. Louis Park location.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototypical model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.

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

In March 2006, we commenced leasing a property in St. Louis Park, Minnesota under a 10-year operating lease agreement.  Our annual lease payments are $148,625 plus percentage rent based upon restaurant sales.  This lease may be extended at our option for up to three additional five-year periods.  We paid approximately $573,776 in lease acquisitions costs for this property.

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

Commitments and Contingent Liabilities

Development Agreement:

We have entered into a development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is an affiliate of Granite Partners, a beneficial owner of less than 2% of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  As of June 27, 2006, ten restaurants, namely units 4-13, had been constructed for us under this development agreement.  We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated.

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

Dunham also has the right to sell the underlying land and building to third parties or assign our leases.  As of June 27, 2006, Dunham had sold two of our restaurants sites to third parties.

Operating and Capital Lease Relating to Restaurants:

As of June 27, 2006, we operated 13 restaurants, 12 under land and building lease agreements and one under a land lease only as we own the building at our Fargo location.  Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.

Of the 12 restaurants we operate under land and building lease agreements, 10 originated with our developer.  Of these 12 leases, one expires in 2020, two in 2023, four in 2024, three in 2025 and the remaining two expire in 2026, all with renewable options for additional periods.  The land portion of these leases is classified as an operating lease because the fair value of the land was more than 25% of the leased property at the inception of each lease.  The building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease.  As of June 27, 2006, future obligations relating to the land portion of these 12 leases aggregated $28,294,697 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  Future obligations relating to the building portion of these 12 leases aggregated $46,907,442 as of June 27, 2006.

In 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo restaurant.  As of June 27, 2006, future obligations under the terms of this lease aggregated $1,107,800 plus percentage rent.

In March 2006, we entered into a lease agreement for the land and building where we will operate our St. Louis Park restaurant.  This lease expires in 2016 with renewal options for additional periods.  This lease is classified as an operating lease as the present value of the minimum lease payments was less than 90% of the estimated fair value of the property at the beginning of the lease.  During the construction period, this lease will continue to be recognized as pre-opening expense.  As of June 27, 2006, future obligations relating to this lease aggregated $1,449,094 plus percentage rent.

As of June 27, 2006, we had an additional capital lease obligation outstanding of $274,816 for an equipment lease expiring in 2008.

As of June 27, 2006, we had entered into 20-year net leases with our developer for restaurants in West Wichita, Kansas, Omaha, Nebraska and Roseville, Minnesota, a suburb of the Twin Cities.  The annual rent for each of these leases will be equal to 10.5% of the sum of the construction cost and land cost.  The term of the West Wichita lease commenced when we began operations July 18, 2006.  Currently the Roseville and Omaha restaurants are under construction, and we anticipate opening these restaurants in the fourth quarter of 2006, at which time the terms of each lease will commence.

Our developer, in cooperation with our chief executive officer, continues to explore opportunities for the development of additional restaurant sites, and where necessary, enters into letters of intent or leases to secure such sites on our behalf.  As of June 27, 2006, our developer had entered into a lease to secure a site for us in Madison, Wisconsin where we plan to open a restaurant in the fourth quarter of 2006.  Our developer has also entered into three letters of intent for restaurant sites that we are pursing for potential 2007 openings.

Other Operating and Capital Leases:

In December 2004, we entered into a land and building lease agreement for our beer production facility.  This ten-year lease commenced February 1, 2005, and is classified as a capital lease as it contains a bargain purchase option.  As of June 27, 2006, future obligations under the terms of this lease aggregated $741,604.

In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices.  The lease commenced October 1, 2005.  Annual rent is $38,666, with scheduled annual increases throughout the term of the lease.  Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.  Future obligations under the terms of this lease aggregated $99,307 at June 27, 2006.

In November 2005, we entered into an agreement for a facility in Minneapolis, Minnesota which we use as a test kitchen.  Obligations under this three-year lease agreement began November 1, 2005.  The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.  Future obligations under this lease aggregated $98,000 at June 27, 2006.

Related Party Guaranties:

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  As of June 27, 2006, we had not obtained a release of such obligation, and as such have been paying him a monthly guarantee fee in the amount of $1,000.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our president and chief executive officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of annual compensation is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  During the first half of 2006 and 2005, we accrued $16,111 and $19,022 of such fees, respectively, and paid $15,000 and $0 of such fees, respectively.

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

Summary of Contractual Obligations:

The following table summarizes our obligations under contractual agreements as of June 27, 2006 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company.  Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2006	Fiscal Years 2007-2008	Fiscal Years 2009-2010	Fiscal Years Thereafter
Long-term debt, principal	$2,384,795	$122,614	$1,773,595	$477,557	$11,029
Interest on long-term debt	231,130	90,390	109,309	31,374	57
Capital lease obligations, including interest	47,923,862	1,382,897	5,454,836	5,269,910	35,816,218
Operating lease obligations, including interest	31,048,898	952,168	3,804,409	3,667,361	22,624,959
Loan guarantee	98,556	42,183	42,284	14,089	—
Total obligations	$81,687,240	$2,590,253	$11,184,432	$9,460,291	$58,452,265

Certain amounts do not sum due to rounding.

Based on our cash position at June 27, 2006, we believe we have sufficient capital to meet our current obligations.

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

Stock-Based Compensation

We have granted stock options to certain employees and non-employee directors.  We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R).  Under such provisions, stock-based compensation is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period.  Determining the fair value of stock-based compensation at the grant date requires judgment, including but not limited to the expected volatility of our stock.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Commodity Prices:

Many of the food products we purchase are affected by commodity pricing and are, therefore, subject to unpredictable price volatility.   These commodities are generally purchased based upon market prices established with vendors.  Extreme fluctuations in commodity prices and/or long-term changes could have an adverse affect on us.  Although SYSCO Corporation is our primary supplier of food, substantially all of the food and supplies we purchase are available from several sources, which helps to control commodity price risks.  Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to a food product price increase.  If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 27, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                                                     Legal Proceedings

Not applicable.

ITEM 1A                                            Risk Factors

Please refer to the Cautionary Statement set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 27, 2005, filed with the Securities and Exchange Commission on March 27, 2006.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: August 10, 2006	By:	/s/ Daniel H. Bauer
Daniel H. Bauer
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

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