Form 10-Q
period 2006-09-26
GRANITE CITY FOOD & BREWERY LTD
filed 2006-11-13
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5402 Parkdale Drive, Suite 101

Minneapolis, Minnesota  55416

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

Yes ☐    No ☒

As of November 6, 2006, the issuer had outstanding 13,253,642 shares of common stock.

i

PART I     FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 26,	December 27,
	2006	2005
ASSETS:
Current assets:
Cash	$2,761,706	$9,836,231
Inventory	377,006	243,180
Prepaids and other	664,864	218,960
Total current assets	3,803,576	10,298,371

Prepaid rent, net of current portion	491,808	—
Property and equipment, net	46,501,376	33,767,282
Intangible assets and other	695,478	416,937
Total assets	$51,492,238	$44,482,590

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,529,635	$1,007,437
Accrued expenses	3,269,525	3,156,455
Deferred rent, current portion	105,116	76,437
Long-term debt, current portion	257,455	241,747
Capital lease obligations, current portion	771,670	679,738
Total current liabilities	7,933,401	5,161,814

Deferred rent, net of current portion	1,617,437	1,119,458
Long-term debt, net of current portion	2,068,565	2,262,180
Capital lease obligations, net of current portion	25,734,759	18,585,630
Total liabilities	37,354,162	27,129,082

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 13,253,642 and 13,226,526 shares issued and outstanding at September 26, 2006 and December 27, 2005, respectively	132,536	132,265
Additional paid-in capital	28,422,223	27,881,089

Accumulated deficit	(14,416,683)	(10,659,846)
Total shareholders’ equity	14,138,076	17,353,508

Total liabilities and shareholders’ equity	$51,492,238	$44,482,590

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2006	2005	2006	2005

Restaurant revenues	$15,028,065	$9,705,060	$41,337,502	$26,109,648

Cost of sales:
Food, beverage and retail	4,522,565	2,975,397	12,295,648	7,863,715
Labor	5,404,636	3,540,867	14,662,268	9,291,407
Direct restaurant operating	1,856,222	1,199,186	5,103,711	3,192,631
Occupancy	850,788	478,898	2,328,316	1,338,683
Total cost of sales	12,634,211	8,194,348	34,389,943	21,686,436

Pre-opening	866,193	297,509	1,940,567	525,620
General and administrative (includes non-cash compensation of $143,364, $0, $550,848 and $12,780)	1,650,862	1,312,890	4,722,296	3,447,934
Depreciation and amortization	877,988	560,600	2,444,933	1,496,384

Operating loss	(1,001,189)	(660,287)	(2,160,237)	(1,046,726)

Interest:
Income	16,803	23,284	72,967	92,630
Expense	(607,890)	(364,319)	(1,669,567)	(1,009,202)
Net interest expense	(591,087)	(341,035)	(1,596,600)	(916,572)

Net loss	$(1,592,276)	$(1,001,322)	$(3,756,837)	$(1,963,298)

Loss per common share, basic and diluted	$(0.12)	$(0.09)	$(0.28)	$(0.17)

Weighted average shares outstanding, basic and diluted	13,242,173	11,653,538	13,231,742	11,629,651

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	September 26,	September 27,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,756,837)	$(1,963,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,444,933	1,496,384
Stock option compensation expense	550,848	12,780
Loss on disposal of asset	2,746	50,475
Deferred rent	356,168	(64,224)
Changes in operating assets and liabilities:
Inventory	(133,826)	(46,000)
Prepaids and other	(937,712)	(80,570)
Accounts payable	900,277	(176,136)
Accrued expenses	132,740	(78,672)
Net cash used in operating activities	(440,663)	(849,261)

Cash flows from investing activities:
Purchase of:
Property and equipment	(5,673,006)	(4,135,825)
Intangible assets and other	(131,419)	(19,136)
Net cash used in investing activities	(5,804,425)	(4,154,961)

Cash flows from financing activities:
Payments on capital lease obligations	(642,087)	(445,544)
Payments on long term-debt	(177,907)	(168,554)
Payment of dividends	—	(41,068)
(Cost incurred)/proceeds from issuance of stock	(9,443)	230,094
Net cash used in financing activities	(829,437)	(425,072)

Net decrease in cash	(7,074,525)	(5,429,294)
Cash, beginning of period	9,836,231	9,297,247
Cash, end of period	$2,761,706	$3,867,953

Supplemental disclosure of non-cash investing and financing activities:
Land and buildings acquired under capital lease agreements	$8,053,638	$5,715,333
Equipment and intangibles purchased and included in accounts payable and accrued expenses	$1,602,251	$174,068

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and thirty-nine weeks ended September 26, 2006 and September 27, 2005

1.     General

Background:

Granite City Food & Brewery Ltd. (the “Company”) develops and operates casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The first Granite City restaurant opened in St. Cloud, Minnesota in July 1999 and the Company subsequently expanded to other Midwest markets while pursuing its national expansion plans.  The Company opened restaurants in Omaha, Nebraska and Roseville, Minnesota in October 2006 and November 2006, respectively, bringing the total number of restaurants it operates to 17.  The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies.

The Company’s expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of September 26, 2006 and the results of operations for the interim periods ended September 26, 2006 and September 27, 2005 have been included.

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

The results of operations for the thirteen and thirty-nine weeks ended September 26, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

In all prior periods, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method affects the Company’s reported results of operations, although it does not affect the Company’s overall financial position.  If the Company had been accounting for stock-based compensation under SFAS 123(R) during the third quarter of fiscal year 2005, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure set forth below:

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 27,	September 27,
	2005	2005
Net income (loss):
As reported	$(1,001,322)	$(1,963,298)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(446,552)	$(828,097)
Pro forma	$(1,447,874)	$(2,791,395)

Net income (loss) per common share
Basic and diluted as reported	$(0.09)	$(0.17)
Basic and diluted pro forma	$(0.12)	$(0.24)

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the third quarter of 2005:  (a) no dividend yield, (b) 47.5% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 4.1% to 4.3%.

During the third quarter of 2006, the Company granted an aggregate of 190,000 options, estimating the fair value of such options using the Black-Scholes option-pricing model with the following assumptions:  (a) no dividend yield, (b) 24.5% to 36.4% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 4.78% to 5.00%.  The Company recorded total stock-based compensation expense of $143,364 and $550,848 in the first thirteen and thirty-nine weeks of fiscal year 2006, respectively.  See Note 7 for further discussion of the Company’s stock-based compensation.

Accounting for Leases:

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period.  Generally, the staff position requires companies to expense rental costs incurred during a construction period.  The Company was required to adopt FASB Staff Position No. FAS 13-1 beginning in fiscal year 2006, and as a result, included $263,881 and $531,290 of such rental costs in pre-opening expense during the third quarter and first three quarters of fiscal year 2006, respectively.  The non-cash portion of such pre-opening rent expense was $197,931 and $420,086 in the third quarter of 2006 and first three quarters of 2006, respectively.  Prior to the adoption of FASB Staff Position No. FAS 13-1, the Company did not expense rental costs during the construction period, but rather capitalized such costs as then permitted under GAAP.  The Company believes the adoption of the staff position will increase average per-unit pre-opening costs by $50,000 to $250,000 depending upon the lease term and length of construction period.

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

Reclassification:

Certain reclassifications have been made to the financial statements for the third quarter and first three quarters of 2005 in order for them to conform to the presentation of the financial statements for the third quarter and first three quarters of 2006.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

Recent accounting pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48,”) which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also provides guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

3.              Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  The following is a summary of the Company’s property and equipment at September 26, 2006 and December 27, 2005:

	September 26, 2006	December 27, 2005

Land	$18,000	$18,000
Buildings	27,145,648	19,718,797
Leasehold improvements	7,283,857	6,204,704
Equipment and furniture	17,177,839	11,921,513
Construction in progress*	3,290,462	1,893,731
	54,915,806	39,756,745

Less accumulated depreciation	8,414,430	5,989,463
	$46,501,376	$33,767,282

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

St. Louis Park equipment	$428,000
Madison equipment	$441,000
Omaha equipment	$844,000
Roseville equipment	$978,000
St. Cloud leasehold improvements	$547,000
Future locations’ architecture fees	$33,000
Corporate furniture and office equipment	$19,000

Included in property and equipment are the following assets held under capital leases:

	September 26, 2006	December 27, 2005
Land	$18,000	$18,000
Buildings	27,145,648	19,718,797
Equipment	1,546,657	1,546,657
	28,710,305	21,283,454
Less accumulated depreciation	3,312,994	2,307,298
	$25,397,311	$18,976,156

4.        Capital Leases

Minimum future lease payments under all capital leases as of September 26, 2006 are:

Capital
Year ended:	Leases
2006	$756,148
2007	3,024,591
2008	2,947,837
2009	2,892,902
2010	2,897,709
Thereafter	39,815,601
Total minimum lease payments	52,334,788

Less amount representing interest	25,828,359
Present value of net minimum lease payments	26,506,429
Less current portion	771,670
Long-term portion of obligations	$25,734,759

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

5.        Commitments and Contingencies

The following commitments and contingencies commenced or will commence subsequent to the quarter ended September 26, 2006:

Omaha, Nebraska Lease:

In October 2006, the Company commenced leasing its Omaha, Nebraska restaurant under a 20-year net lease agreement based on the terms specified in its development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  The restaurant was constructed for the Company on a build-to-suit basis.  The annual rent is $315,500 of which $220,500 is classified as a capital lease and $95,000 plus percentage rent is classified as an operating lease.  The Company will be responsible for any real-estate taxes and all operating costs and the lease may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating lease that were incurred during the construction period were recognized as pre-opening costs, and included in income from continuing operations.

Roseville, Minnesota Lease:

In November 2006, the Company commenced leasing its Roseville, Minnesota restaurant under a 20-year net lease agreement based on the terms specified in its development agreement with Dunham.  The restaurant was constructed for the Company on a build-to-suit basis.  The annual rent is $403,500 of which $115,500 will be classified as a capital lease and $288,000 will be classified as an operating lease.  The Company will be responsible for any real-estate taxes and all operating costs.  Rental costs associated with the operating lease that were incurred during the construction period were recognized as pre-opening costs, and included in income from continuing operations.

Madison, Wisconsin Lease:

In May 2006, the Company entered into a 20-year net lease related to the restaurant it plans to open in Madison, Wisconsin under the terms specified in its development agreement with Dunham.  The restaurant will be constructed for the Company on a build-to-suit basis.  The annual rent will be equal to 10.5% of the construction cost including land cost.  The Company will be responsible for any real-estate taxes and all operating costs.  The term of the lease will commence when operations begin and may be extended at the Company’s option for up to two additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating lease that are incurred during the construction period are being recognized as pre-opening costs, and included in income from continuing operations.

Equipment Lease Financing:

In August 2006, the Company entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which it may “finance lease” up to $3,000,000 of equipment purchases for three future restaurant locations.  On September 28, 2006, the Company entered into a lease schedule and amendment to this master lease, pursuant to which it is leasing equipment for its restaurant in St. Louis Park valued at $821,158 for an initial lease term of 39 months.  The monthly lease payments are $25,924 plus all fees, assessments, sales, use, property and other taxes imposed upon Carlton.  The Company has provided Carlton with a refundable security deposit of $164,220 as well as a security interest in certain other equipment.  At the end of the initial lease term, the Company may (a) purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to the greater of (1) the fair market value of the equipment, or (2) the original cost of the equipment, or (b) renew such lease for 12 months at a monthly lease payment of $11,223 and take ownership of the equipment thereafter for $1.00.  The Company’s president and chief executive officer was required to personally guarantee payments to be made to Carlton under the lease financing and the Company’s board of directors agreed to compensate him for such guarantee.  The amount of annual compensation will be 3% of the balance of such lease and will be calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.

In September 2006, the Company entered into an Equipment Lease Commitment and Master Equipment Lease with DHW Leasing, L.L.C. (“DHW”), relating to the lease of furniture, fixtures and equipment for future restaurants.  Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to the Company equipment costing up to $16 million to equip future restaurant locations.  Each lease is expected to be for equipment costing between $800,000 and $1.4 million per restaurant.  Payments due DHW will be based upon a five-year amortization of the purchase price with interest equal to the DHW bank base rate plus a blended 5.4% rate.    The equipment lease contains other customary terms and conditions and the Company will have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.  Although the Company is not obligated to enter into any equipment leases with DHW, management intends to enter into equipment leases with DHW for the foreseeable future.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is the

Company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders.  Mr. Wagenheim’s participation in the income and profits of DHW will not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt.

In October 2006, the Company entered into two sales-lease back agreements for the assets at the Kansas City and Olathe, Kansas locations pursuant to the terms of the DHW leasing agreement.  The amount financed on each of these five-year agreements was $1.0 million and the Company is required to make monthly payments of $23,139 on each lease agreement.  The effective interest rate on each lease is approximately 13.75% annually.  The Company is finalizing additional lease financing under the DHW agreement for assets held at its West Wichita, Omaha, Roseville and Madison locations.

Development Agreement:

In connection with the DHW transaction referenced above, on September 19, 2006, the Company also entered into an amendment of its development agreement dated October 22, 2002 with Dunham relating to the development of up to 22 restaurants.  Under the terms of the amendment, in lieu of future adjustments to restaurant leases, lease rates would be increased by 10% commencing on the fifth anniversary of each lease and on each five-year anniversary thereafter.  The future lease rate increases will apply to leases under the Development Agreement in Omaha, Madison and Roseville, as well as future leases.

6.        Long-term Debt

In August 2003, the Company obtained a $750,000 loan from an independent financial institution for the purchase of equipment for its restaurant located in Des Moines, and in January 2004, the Company obtained a $750,000 loan from the same financial institution for the purchase of equipment at its restaurant in Davenport.  As of September 26, 2006, the balances, interest rates and maturity dates of these loans were:

	Des Moines	Davenport
Loan balance	$476,894	$506,735
Annual interest rate	10.250%	6.125%
Maturity date	August 27, 2010	January 6, 2011

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

In August 2006, the Company entered into an amendment to a loan agreement with an independent financial institution.  The amendment extended the maturity date of a $1,500,000 loan originally obtained in 2001 to finance the construction and equipping of the Company’s restaurant in Fargo, from February 2007 to August 2011.  As of September 26, 2006, the loan balance was $1,342,339 and the annual interest rate was 8.75%.  The bank also released its security interest in all collateral for the loan other than tangible personal property and fixtures located at or used in the operation of the Fargo site, and the bank released the guaranties of Arthur E. Pew III, one of the Company’s directors, and William E. Burdick, one of the Company’s former directors.  Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors, remains a guarantor.

7.              Stock Plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   The number of shares authorized for issuance under the plan as of September 26, 2006 was 400,000, of which 35,500 shares remained available for future issuance.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a four-year period and options are exercisable for no more than ten years from the date of grant.

The Company has reserved 590,000 shares of common stock for issuance under the 1997 Director Stock Option Plan, of which 133,500 remained available for issuance at September 26, 2006.  Under this plan, the Company automatically grants an option to each outside director on the date such person becomes a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  Each option vests one year after the option is granted and is exercisable for five years from the date of grant. Options are granted at fair market value.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of September 26, 2006 was 1,558,839, of which 544,504 shares remained available for future issuance.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of September 26, 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 27, 2005	1,590,000	$3.58	6.7 years
Granted	323,000	4.11	9.0 years
Exercised	(65,000)	2.36	—
Forfeited	(166,666)	4.19	—
Outstanding at September 26, 2006	1,681,334	$3.66	6.4 years	$881,610

Options exercisable at December 27, 2005	1,015,750	$3.29	5.9 years
Options exercisable at September 26, 2006	1,156,336	$3.44	5.6 years	$843,970

Weighted-average fair value of options granted during the quarter	$3.99

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on September 26, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 26, 2006.  As of September 26, 2006, there was approximately $634,535 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $325,029 is expected to be recognized during the remainder of fiscal year 2006, $262,182 in fiscal year 2007, $47,030 in fiscal year 2008 and $295 in fiscal year 2009.

The following table summarizes information about stock options outstanding at September 26, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 9/26/2006	Contractual Life	Exercise Price	at 9/26/2006	Exercise Price

$1.00 - $1.99	182,000	4.1 years	$1.56	182,000	$1.56
$2.00 - $2.99	215,000	5.5 years	$2.40	215,000	$2.40
$3.00 - $3.99	398,000	8.0 years	$3.79	205,000	$3.77
$4.00 - $4.99	766,334	6.2 years	$4.24	434,336	$4.16
$5.00 - $5.99	120,000	6.8 years	$5.01	120,000	$5.01

Total	1,681,334	6.4 years	$3.66	1,156,336	$3.44

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share. As of September 26, 2006, 282,707 of the agent warrants remained exercisable.

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share.  As of September 26, 2006, none of such warrants had been exercised.

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors, whereby the Company issued 1,045,844 five-year warrants exercisable at $5.00 per share.  The Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  As of September 26, 2006, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to our placement agent. As of September 26, 2006, none of such warrants had been exercised.

During the first three quarters of fiscal year 2006, no warrants were issued or exercised, and no warrants expired.  As of September 26, 2006, 1,771,479 warrants were outstanding and exercisable.  The weighted average exercise price of such warrants is $4.66 per share.

ITEM 2       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 27, 2005, filed with the Securities and Exchange Commission on March 27, 2006, for additional factors known to us that may cause actual results to vary.

Overview

We operate 17 upscale casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery®.  With the exception of the building at our Fargo location, we lease the land and building at each of our restaurants.  The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06

We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment financing and cash flow from operations.  We built units 4-9, 11-14 and 16-17 based upon the prototype we developed in early 2003.  In 2004 and 2005, we retrofitted units 1-3 to conform to this prototype model.  In 2005 and 2006, we developed units 10 and 15, respectively, which were conversions of existing restaurants.  With the exception of units 1-3 and 15, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease the land and building of each new restaurant from our developer.

In June 2005, we opened our beer production facility in Ellsworth, Iowa to facilitate the initial stage of our brewing process— the production of non-alcoholic wort— using our patent-pending brewing process.  Until we opened our beer production facility, our first two units, which were built with fully equipped and functioning breweries, supplied hand-crafted beers to all existing units.  We believe that our brewing process and the use of a centrally located beer production facility improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Additionally, having a common starting point for the production of wort creates consistency of taste for our product from unit to unit. The wort produced at our beer production facility is transported via truck to the fermentation vessels at each of our restaurants where the brewing process is completed.  We believe that our current beer production facility has the capacity to service 30 to 35 restaurant locations.

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

Our new store opening team, which consists of experienced restaurant managers, is responsible for the opening of each of our new restaurants.  Generally, this team arrives at a new restaurant site two to three months in advance of the restaurant opening date and coordinates all staffing and training matters for that new restaurant.  We believe that a dedicated team delivers a more disciplined opening process and ensures adherence to our company’s exacting standards and culture.  We intend to develop a second new store opening team during the coming months in order to keep up with our aggressive future growth plans.

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

The thirteen and twenty-nine weeks ended September 26, 2006 included 180 and 500 restaurant weeks, respectively, which is the sum of the actual number of weeks each restaurant operated. The thirteen and thirty-nine weeks ended September 27, 2005 included 117 and 325 restaurant weeks, respectively.  The source of the additional restaurant weeks in fiscal year 2006 is shown in the following chart:

Location	Thirteen Weeks Ended September 26, 2006	Thirty-nine Weeks Ended September 26, 2006
Wichita, Kansas	1	26
Eagan, Minnesota	12	38
Kansas City, Missouri	13	39
Kansas City, Kansas	13	35
Olathe, Kansas	13	26
West Wichita	10	10
St. Louis Park, Minnesota	1	1
Total Additional Restaurant Weeks	63	175

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

Results of Operations

The following table compares operating results expressed as a percentage of total revenue for the thirteen and thirty-nine weeks ended September 26, 2006 and September 27, 2005.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2006	2005	2006	2005

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	30.1	30.7	29.7	30.1
Labor	36.0	36.5	35.5	35.6
Direct restaurant operating	12.4	12.4	12.3	12.2
Occupancy	5.7	4.9	5.6	5.1
Total cost of sales	84.1	84.4	83.2	83.1

Pre-opening	5.8	3.1	4.7	2.0
General and administrative (including non-cash compensation of 1.0%, 0.0%, 1.3% and 0.1%)	11.0	13.5	11.4	13.2
Depreciation and amortization	5.8	5.8	5.9	5.7

Operating income (loss)	(6.7)	(6.8)	(5.2)	(4.0)

Interest:
Income	0.1	0.2	0.2	0.4
Expense	(4.0)	(3.8)	(4.0)	(3.9)
Net interest expense	(3.9)	(3.5)	(3.9)	(3.5)

Net loss	(10.6)%	(10.3)%	(9.1)%	(7.5)%

Certain percentage amounts do not sum due to rounding.

Results of Operations for the Thirteen and Thirty-nine Weeks Ended September 26, 2006 and September 27, 2005

Revenue

We generated $15,028,065 and $9,705,060 of revenues during the third quarter of 2006 and 2005, respectively.  During the first three quarters of 2006 and 2005, we generated revenues of $41,337,502 and $26,109,648, respectively.  Average weekly sales increased from $82,949 per week in the third quarter of 2005 to $83,498 per week in the third quarter of 2006.  Average weekly sales increased from $80,337 to $82,675 per week in the first three quarters of 2006 compared to the first three quarters of 2005.  Comparable restaurant sales, which include restaurants in operation over 18 months, increased 3.4% and 4.6% in the third quarter and first three quarters of 2006 over the same such periods of 2005, respectively.  The thirty-nine weeks ended September 26, 2006 included 500 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated.

The thirty-nine weeks ended September 27, 2005 included 325 restaurant weeks.  The increase in sales of 58.3% for the first three quarters of the fiscal year 2006 over the first three quarters of fiscal year 2005 was the result of 175 additional restaurant weeks in 2006 and the increase in comparable restaurant sales due to the increase in guest traffic at our restaurants.

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

Restaurant Costs

Food and Beverage

Our food and beverage costs decreased 0.6% as a percentage of revenue from 30.7% in the third quarter of 2005 to 30.1% in the third quarter of 2006.  These costs decreased 0.4% as a percentage of revenue from 30.1% in the first three quarters of 2005 to 29.7% in the first three quarters of 2006.  These decreases were due primarily to our staff members becoming more experienced in our disciplined preparation and production methods, thereby generating less waste.  Lower per-unit product prices due to higher volume company-wide purchasing also contributed to these decreases.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food and beverage costs and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage costs, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  As we open additional restaurants, we believe we will experience increased purchasing power, partially offsetting food and beverage cost increases, and maintain or reduce our food and beverage costs as a percentage of revenue.  Additionally, as we add new restaurants, we believe our brewing process will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall company profitability.

Labor

Our labor costs expressed as a percentage of revenue decreased 0.5% from 36.5% in the third quarter of 2005 to 36.0% in the third quarter of 2006.  These costs decreased 0.1% as a percentage of revenue from 35.6% in the first three quarters of 2005 to 35.5% in the first three quarters of 2006.  We have experienced increases in labor costs as minimum wages have increased and as we have been required to compete more aggressively for management and hourly employees at our new restaurants.  However, our higher revenues company-wide and effective labor management have generally offset these higher costs as a percentage of revenue.

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

Direct Restaurant Operating

Our direct restaurant operating expenses as a percentage of revenue remained at 12.4% in the third quarter of 2006.  These expenses increased 0.1% as a percentage of revenues from 12.2% in the first three quarters of 2005 to 12.3% in the first three quarters of 2006.  Operating supplies, repairs and maintenance, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expenses, a portion of which is fixed or indirectly variable.  While we realized a slight decrease in kitchen and janitorial supplies, we saw an increase in expenses related to credit card acceptance, repairs and maintenance and utilities.

Occupancy

Our occupancy costs, which include rent on our operating leases, common area maintenance, property taxes and insurance, increased 0.8% as a percentage of revenues from 4.9% in the third quarter of 2005 to 5.7% in the third quarter of 2006.  These costs increased 0.5% as a percentage of revenues from 5.1% in the first three quarters of 2005 to 5.6% in the first three quarters of 2006.  Such increases were due primarily to increased rent and property taxes.  Our occupancy costs do not include payments on the portion of each restaurant lease which is classified as a capital lease.  Under Financial Accounting Standards Board (FASB) Statement No. 13, Accounting for Leases, these payments are classified as payments of principal and interest.  Such payments aggregated approximately $1,861,223 and $1,003,678 during the first three quarters of 2006 and 2005, respectively.

Pre-Opening

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, wages and expenses of our dedicated new store opening teams, rental costs incurred during the construction period and certain other direct costs associated with opening new restaurants including labor, food and beverage costs during training.  Pre-opening costs in the third quarter of 2006 related to our West Wichita, St. Louis Park, Omaha and Roseville restaurants which we opened in July, September, October and November, respectively.  Additional pre-opening costs were incurred relating to our Madison restaurant which is scheduled to open in December 2006.  In the first three quarters of fiscal year 2006, we included the following rental costs incurred during construction periods in pre-opening expense in accordance with FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1):

Legends	$13,078
Olathe	38,587
West Wichita	43,935
St. Louis Park	128,186
Omaha	39,255
Roseville	135,324
Madison	132,925
$531,290

The non-cash portion of this pre-opening rent expense was $420,086.

Based upon the costs of labor, travel, lodging, training and rent incurred prior to opening, we expect pre-opening expenses to average between $400,000 and $425,000 per unit, of which we anticipate approximately $50,000 to $250,000 to be construction-period rent.  Pre-opening costs are primarily incurred in the month of, and two months prior to, the restaurant opening.

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

General and administrative expenses increased $337,972 from $1,312,890 in the third quarter of 2005 to $1,650,862 in the third quarter of 2006.  These expenses increased $1,274,362 from $3,447,934 in the first three quarters of 2005 to $4,722,296 in the first three quarters of 2006.  Of such increase, $459,351 represented payroll costs due to the increase in our corporate staff in the areas of accounting, IT, Granite City University, the beer production facility and our new store opening team.  Professional fees, including consulting, marketing, legal, accounting and investor relations, were approximately $416,816 higher in the first three quarters of 2006 than in the first three quarters of 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation.  Generally, effective with the first day of fiscal year 2006, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant.  In all prior periods, we accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options.  In the third quarter and first three quarters of 2006, our general and administrative expenses included approximately $143,364 and $550,848 in non-cash stock-based compensation expense, respectively.

Despite the foregoing increases in general and administrative expenses, the increase in restaurant revenues associated with additional locations and the increase in comparable sales caused our general and administrative expenses to decrease as a percentage of revenue.  During the third quarter and first three quarters of 2006, these expenses decreased 2.5% and 1.8%, respectively, from such periods in 2005.  As a percentage of revenue, general and administrative expense, excluding non-cash stock option compensation, was 10.0% and 13.5% in the third quarter of 2006 and 2005, respectively, and 10.1% and 13.1% in the first three quarters of 2006 and 2005, respectively.  As a percentage of revenue, non-cash stock option compensation was 1.0% and 0.0% in the third quarter of 2006 and 2005, respectively, and 1.3% and 0.1% in the first three quarters of 2006 and 2005, respectively.

Although general and administrative costs may continue to fluctuate as a percentage of restaurant revenues in the near term, we expect such expenses will decrease as a percentage of revenues in the long term as we grow our restaurant chain.

Depreciation and Amortization

Depreciation and amortization expense increased $317,388 during the third quarter of 2006 compared to the same period in 2005.  During the first three quarters of 2006, such expense increased $948,549 compared to the first three quarters of 2005, due principally to the additional depreciation related to the newly opened restaurants.  As a percentage of revenues, depreciation expense increased 0.2% in the first three quarters of 2006.  Under Financial Accounting Standards Board (FASB) Statement No. 13, Accounting for Leases, amortization expense related to assets held under a capital lease, which includes substantially all of our restaurant buildings, is to be included with depreciation and amortization expense.  Amortization expense related to assets held under capital leases was approximately $1,007,454 and $574,150 in the first three quarters of 2006 and 2005, respectively, and was included in depreciation and amortization expense.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense related to capital leases and debt increased $243,571 to $607,890 and increased $660,365 to $1,669,567 during the third quarter and first three quarters of 2006, respectively, due to the increase in capital leases as a result of five additional restaurants.  Interest income related to available cash decreased $6,481 to $16,803 and decreased $19,663 to $72,967 during the third quarter and first three quarters of 2006, respectively, due to the reduction of cash on hand.  Management expects net interest expense will increase as we pursue further expansion.

Liquidity and Capital Resources

We have funded our capital requirements since inception through sales of securities, building and equipment financing and cash flow from operations.  As of September 26, 2006, we had $2,761,706 of cash and a $4,129,825 working capital deficit compared to $9,836,231 of cash and $5,136,557 of net working capital at December 27, 2005.

During the thirty-nine weeks ended September 26, 2006, we used $440,663 of net cash in operating activities, $5,804,425 in net cash to purchase equipment and other assets primarily for our new restaurants and those restaurants under construction, and made payments aggregating $819,994 on our debt and capital lease obligations.  Additionally, during the first three quarters of 2006, we used $9,443 of cash to pay expenses associated with the issuance of our common stock, net of cash received through the exercise of options.

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

Using the proceeds from the sale of our securities, building and equipment financing and cash flows from operations, we intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our prototypical model as we open future restaurants under our multi-site development agreement; however, where appropriate, we will convert existing restaurants to our Granite City concept as we did with our Eagan location and our St. Louis Park location.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototypical model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.

Based upon our existing prototype, we anticipate that pre-opening costs, the initial purchase of furniture, fixtures and equipment and our restaurant design costs will require an investment by us of approximately $1.0 million to $1.4 million for each new restaurant.  We anticipate that our new restaurants will require an investment by our developer of approximately $3.5 million to $4.5 million each for land and building.  We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

In January 2006, we opened a restaurant in Kansas City, Kansas.   We are leasing this property from our developer under a 20-year lease agreement.   Our annual lease payments are $404,250 with $262,500 classified as a capital lease whereby the payments are recorded as principal and interest, and the remaining $141,750 classified as an operating lease with the payments recorded as fixed rent expense.  We have the option to extend this lease for up to five additional five-year periods or to purchase the restaurant real estate for its fair market value during the last year of the original term.

In March 2006, we opened a restaurant in Olathe, Kansas.   We are leasing this property from our developer under a 20-year lease agreement.   Our annual lease payments are $414,750 with $268,254 classified as a capital lease whereby the payments are recorded as principal and interest, and the remaining $146,496 classified as an operating lease with the payments recorded as fixed rent expense.  We have the option to extend this lease for up to five additional five-year periods or to purchase the restaurant real estate for its fair market value during the last year of the original term.

In March 2006, we commenced leasing a property in St. Louis Park, Minnesota under a 10-year operating lease agreement.  Our annual lease payments are $148,625 plus percentage rent based upon restaurant sales.  This lease may be extended at our option for up to three additional five-year periods.  We paid approximately $573,776 in lease acquisitions costs for this property.

In July 2006, we opened a restaurant in West Wichita, Kansas.  We are leasing this property from our developer under a 20-year lease agreement.  Our annual lease payments are $315,000 with $217,350 classified as a capital lease whereby the payments are recorded as principal and interest, and the remaining $97,650 classified as an operating lease with the payments recorded as fixed rent expense.  We have the option to extend this lease for up to five additional five-year periods or to purchase the restaurant real estate for its fair market value during the last year of the original term.

In August 2006, we entered into a master lease agreement with Carlton pursuant to which we may “finance lease” up to $3,000,000 of equipment purchases for three future restaurant locations.  In September, 2006, we entered into a lease schedule and amendment to this master lease, pursuant to which we are leasing equipment for our restaurant in St. Louis Park valued at $821,158 for an initial lease term of 39 months.  The monthly lease payments are $25,924 plus all fees, assessments, sales, use, property and other taxes imposed upon Carlton.  We have provided Carlton with a refundable security deposit of $164,220 as well as a security interest in certain other equipment.  At the end of the initial lease term, we may (a) purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to the greater of (1) the fair market value of the equipment, or (2) the original cost of the equipment, or (b) renew such lease for 12 months at a monthly lease payment of $11,223 and take ownership of the equipment thereafter for $1.00.  Our president and chief executive officer was required to personally guarantee payments to be made to Carlton under the lease financing and the Company’s board of directors agreed to compensate him for such guarantee.  The amount of annual compensation will be 3% of the balance of such lease and will be calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.

In September 2006, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for future restaurants.  Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16 million to equip future restaurant locations.  Each lease is expected to be for equipment costing a minimum of $800,000 and a maximum of $1.4 million per restaurant.  Payments due DHW will be based upon a five-year amortization of the purchase price with interest equal to the DHW bank base rate plus a blended 5.4% rate.    The equipment lease contains other customary terms and conditions and we will have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.  Although we are not obligated to enter into any equipment leases with DHW, management intends to enter into equipment leases with DHW for the foreseeable future.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is our president, chief executive officer and one of our directors.  Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders.  Mr. Wagenheim’s participation in the income and profits of DHW will not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt.

With our existing capital resources, cash generated from operations and the proceeds from the equipment lease financings we entered into in August and September 2006, we believe that we will have sufficient funds to complete our 2006 and 2007 openings and provide sufficient working capital for our operations.  If we do not generate the cash needed from operations, we may have to reduce or delay our planned 2007 openings.  We are continually evaluating our development plans and we are exploring options relative to the pace of our growth.  If we do not have enough funds based upon our expected cash flows from operations, we may be required to obtain additional financing through the sale of securities and/or increase our borrowings.  We may not be able to accomplish either of these alternatives on terms acceptable to us, or at all.

Commitments and Contingent Liabilities

Development Agreement:

We have entered into a development agreement with Dunham for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, L.L.C., a beneficial owner of less than 2% of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  As of September 26, 2006, eleven restaurants, namely units 4-14, had been constructed for us under this development agreement.  We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated.

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

In September 2006, we entered into an amendment of this development agreement.  Under the terms of the amendment, in lieu of future adjustments to restaurant leases, lease rates would be increased by 10% commencing on the fifth anniversary of each lease and on each five-year anniversary thereafter.  The future lease rate increases will apply to leases under the agreement in Omaha, Madison and Roseville, as well as future leases.

Dunham also has the right to sell the underlying land and building to third parties or assign our leases.  As of September 26, 2006, Dunham had sold three of our restaurants sites to third parties.  The assignment or sale of a lease by Dunham has had no material impact on our agreement.

Operating and Capital Lease Relating to Restaurants:

As of September 26, 2006, we operated 15 restaurants.  Thirteen of these restaurants operate under land and building lease agreements, whereby the land portion of the lease is classified as an operating lease because the fair value of the land was more than 25% of the leased property at the inception of each lease, and the building portion of the lease is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease.  Of these 13 leases, one expires in 2020, two in 2023, four in 2024, three in 2025 and the remaining three expire in 2026, all with renewable options for additional periods.  Under three of the leases, we are required to pay additional percentage rent based upon restaurant sales.  As of September 26, 2006, future obligations relating to the land portion of these 13 leases aggregated $30,267,661 plus percentage rent.  The scheduled rent increases for the land during the life of each lease are recognized on a straight-line basis.  Future obligations relating to the building portion of these 13 leases aggregated $51,375,814 as of September 26, 2006.

In 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo restaurant.  As of September 26, 2006, future obligations under the terms of this lease aggregated $1,089,800 plus percentage rent.

In March 2006, we entered into a lease agreement for the land and building for our St. Louis Park restaurant.  This lease expires in 2016 with renewal options for additional periods.  This lease is classified as an operating lease as the present value of the minimum lease payments was less than 90% of the estimated fair value of the property at the beginning of the lease.  During the construction period, the rent expense for this lease was recognized as pre-opening expense.  As of September 26, 2006, future obligations relating to this operating lease aggregated $1,411,937 plus percentage rent.

As of September 26, 2006, we had an additional capital lease obligation outstanding of $238,970 for an equipment lease collateralized by equipment at our Sioux Falls location expiring in 2008.

As of September 26, 2006, we had entered into 20-year net leases with our developer for restaurants in Omaha, Roseville and Madison.  The annual rent for each of these leases is equal to 10.5% of the sum of the construction cost and land cost.  The term of the Omaha lease commenced when we began operations October 17, 2006 and the term of the Roseville lease commenced when operations began November 3, 2006.  Additionally, as of September 26, 2006, we had entered into the above- referenced equipment financing agreements with Carlton and DHW.  Neither the Carlton nor DHW facility had been used as of the end of the third quarter.  As such, no balance was due on either lease.

Our developer, in cooperation with our chief executive officer, continues to explore opportunities for the development of additional restaurant sites, and where necessary, enters into letters of intent or leases to secure such sites on our behalf.

Other Operating and Capital Leases:

In December 2004, we entered into a land and building lease agreement for our beer production facility.  This ten-year lease commenced February 1, 2005, and is classified as a capital lease as it contains a bargain purchase option.  As of September 26, 2006, future obligations under the terms of this lease aggregated $720,004.

In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices.  The lease commenced October 1, 2005.  Annual rent is $38,666 with scheduled annual increases throughout the term of the lease.  Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.  Future obligations under the terms of this lease aggregated $89,211 at September 26, 2006.

In November 2005, we entered into an agreement for a facility in Minneapolis, Minnesota which we use as a test kitchen.  Obligations under this three-year lease agreement began November 1, 2005.  The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.  Future obligations under this lease aggregated $87,500 at September 26, 2006.

Related Party Guaranties:

Two of our directors, Steven J. Wagenheim and Arthur E. Pew III, and one former director, William E. Burdick have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. In August 2006, Messrs. Burdick and Pew were released from their guaranties related to this loan agreement.

At a meeting held in March 2004, our board of directors agreed to compensate our president and chief executive officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of annual compensation is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  During the first three quarters of 2006 and 2005, we recorded $23,601 and $27,972 of such compensation in general and administrative expense, respectively, and paid $15,000 and $15,000 of such compensation, respectively.

In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payment to be made to Carlton under this lease financing agreement.  The amount of annual compensation will be 3% of the balance of such lease and will be calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.

In September 2006, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for future restaurants.  Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16 million to equip future restaurant locations.  Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders.  Mr. Wagenheim’s participation in the income and profits of DHW will not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt.

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

In August 2006, we entered into an at-will employment agreement with Peter P. Hausback that provides for Mr. Hausback to serve as our chief financial officer and principal accounting officer.  The agreement provides for a minimum annual base salary of $215,000.  Mr. Hausback is also eligible to participate in any performance-based cash bonus or equity award plans for senior executives based upon goals established by the board or compensation committee after reasonable consultation with Mr. Hausback.  The extent of Mr. Hausback’s participation in bonus plans for each of the years 2006 and 2007 will be up to $75,000 based upon performance of duties and achievement of performance targets.  The employment agreement provides that a severance payment equal to 12 months of base salary will be made if Mr. Hausback’s employment is terminated in connection with a change of control, by our company without cause, or by the officer for good reason.

In August 2005, we entered into an at-will employment agreement with Daniel H. Bauer that provided for Mr. Bauer to serve as our chief financial officer and principal accounting officer.  In August 2006, Mr. Bauer resigned from such position.  Mr. Bauer’s employment agreement contained terms substantially equivalent to those contained in Mr. Hausback’s employment agreement, including substantially the same severance benefits.  Because Mr. Bauer’s severance benefits were not yet effective and because his employment was not terminated in connection with a change of control, by our company without cause, or by the officer for good reason, as defined, Mr. Bauer was ineligible for severance benefits upon the termination of his employment.

Summary of Contractual Obligations:

The following table summarizes our obligations under contractual agreements as of September 26, 2006 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company.  Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2006	Fiscal Years 2007-2008	Fiscal Years 2009-2010	Fiscal Years Thereafter
Long-term debt, principal	$2,326,020	$62,386	$537,518	$591,891	$1,134,226
Interest on long-term debt	664,988	44,116	314,487	238,352	68,034
Capital lease obligations, including interest	52,334,788	756,148	5,972,428	5,790,611	39,815,601
Operating lease obligations, including interest	32,946,109	500,561	3,999,709	3,862,661	24,583,178
Loan guarantee	98,556	34,693	42,284	14,089	—
Total obligations	$88,370,462	$1,397,903	$10,866,426	$10,497,603	$65,601,039

Certain amounts do not sum due to rounding.

Based on our cash position at September 26, 2006, we believe we have sufficient capital to meet our current obligations.

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

Stock-Based Compensation

We have granted stock options to certain employees and non-employee directors.  We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R).  Under such provisions, stock-based compensation is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period.  Using the Black-Scholes option-pricing model, we determine the fair value of stock-based compensation at the grant date.  This requires judgment, including but not limited to the expected volatility of our stock.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Changes in Interest Rate:

Pursuant to the terms of the loan we entered into in August 2003 for equipment at our Des Moines location, the interest rate increased from 6.125% to 10.25% effective August 28, 2006.  As of September 26, 2006, the unpaid balance on this loan was $476,984.   In January 2007, the interest rate on the loan we entered into in January 2004 for equipment at our Davenport location will be adjusted to the greater of 5.5% or the then-current prime rate plus 2%.  The effect of this interest rate adjustment will not be determinable until January 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 26, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 5                Other Information

The 2006 annual meeting of shareholders was held October 25, 2006 (after the period covered by this report).  Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

(1)           Election of Directors:

	FOR	WITHHOLD
Steven J. Wagenheim	9,249,191	237,832
Arthur E. Pew III	9,233,043	253,980
James G. Gilbertson	9,247,765	239,258
Bruce H. Senske	9,249,691	237,332
Eugene E. McGowan	9,247,765	239,258
Dermot F. Rowland	9,250,091	236,932

(2)           To ratify the appointment of Schechter, Dokken, Kanter, Andrews & Selcer Ltd. as our independent registered public accounting firm for the fiscal year ending December 26, 2006.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
9,141,682	1,548	343,793	0

ITEM 6                Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date: November 13, 2006	By:	/s/ Peter P. Hausback
Peter P. Hausback
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Executive Employment Agreement dated August 14, 2006, between the Registrant and Peter P. Hausback (incorporated by reference to our Current Report on Form 8-K, filed on August 14, 2006 (File No. 000-29643)).

10.2

Master Lease Agreement by and between the Registrant and Carlton Financial Corporation, dated August 16, 2006 (including form of lease schedule and form of first amendment thereto) (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).

10.3

Interim Funding Agreement by and between the Registrant and Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).

10.4	Guaranty from Steven J. Wagenheim to Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).

10.5

First Amendment to Loan Agreement by and between First National Bank and the Registrant, effective August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).

10.6

Equipment Lease Commitment by and between DHW Leasing, L.L.C. and Granite City Food & Brewery Ltd. dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).

10.7

Master Equipment Finance Lease by and between DHW Leasing, L.L.C. and Granite City Food & Brewery Ltd. dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).

10.8

Amendment to Development Agreement by and between Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and Granite City Food & Brewery Ltd. dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).

31.1

Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Peter P. Hausback, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Peter P. Hausback, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.