Form 10-K
period 2006-12-26
GRANITE CITY FOOD & BREWERY LTD
filed 2007-02-21
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2006.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-29643

GRANITE CITY FOOD & BREWERY LTD.
(Exact name of registrant as specified in its charter)

Minnesota	41-1883639
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

5402 Parkdale Drive, Suite 101 Minneapolis, Minnesota	55416
(Address of principal executive offices)	(Zip Code)

(952) 215-0660
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

As of June 27, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are “affiliates”) was $38,409,560 (based on the closing sale price of the registrant’s common stock as reported on the NASDAQ Capital Market). The number of shares of common stock outstanding at that date was 13,226,526 shares.

The number of shares of common stock outstanding as of February 14, 2007 was 13,370,331.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held in June 2007.

GRANITE CITY FOOD & BREWERY LTD.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2006

i

This Annual Report contains forward-looking statements that involve risks and uncertainties.  The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, statements relating to future economic conditions in general and statements about the future:

•                                          Strategy and business;

•                                          Development plans and growth;

•                                          Sales, earnings, income, expenses, operating results, profit margins, capital resource needs and competition;

•                                          Ability to obtain and protect intellectual property and proprietary rights.

All of these forward-looking statements are based on information available to us on the date of filing this Annual Report.  Our actual results could differ materially.   The forward-looking statements contained in this Annual Report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A of this report entitled “Risk Factors.”

PART I

Item 1.  Business.

Overview

We are a Modern American upscale casual restaurant chain.  As of February 1, 2007, we operated 18 restaurants in eight Midwestern states featuring on-premises breweries under the name of Granite City Food & Brewery.  We believe our menu features affordable yet high quality family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	June 1999
2	Sioux Falls, South Dakota	December 2000
3	Fargo, North Dakota	November 2001
4	Des Moines, Iowa	September 2003
5	Cedar Rapids, Iowa	November 2003
6	Davenport, Iowa	January 2004
7	Lincoln, Nebraska	May 2004
8	Maple Grove, Minnesota	June 2004
9	Wichita, Kansas	July 2005
10	Eagan, Minnesota	September 2005
11	Kansas City, Missouri	November 2005
12	Kansas City, Kansas	January 2006
13	Olathe, Kansas	March 2006
14	West Wichita, Kansas	July 2006
15	St. Louis Park, Minnesota	September 2006
16	Omaha, Nebraska	October 2006
17	Roseville, Minnesota	November 2006
18	Madison, Wisconsin	December 2006

We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment financing and cash flow from operations.  We built units 4-9, 11-14 and 16-18 based upon the prototype we developed in early 2003.  In 2004 and 2005, we retrofitted units 1-3 to conform to this prototype model.  In 2005 and 2006, we developed units 10 and 15, respectively, which were conversions of existing restaurants.  With the exception of units 1-3 and 15, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease the land and building of each new restaurant from our developer.

We operate a beer production facility which facilitates the initial stage of our brewing process—the production of non-alcoholic wort —using our patented brewing process called Fermentus Interruptus™.  We believe that Fermentus Interruptus and the use of a centrally located beer production facility improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Additionally, having a common starting point for the production of wort creates consistency of taste for our product from unit to unit.  The wort produced at our beer production facility is transported by truck to the fermentation vessels at each of our restaurants where the brewing process is completed.  We believe that our current beer production facility, which was opened in June 2005, has the capacity to service 30 to 35 restaurant locations.

We operate Granite City University where the training of each of our managers takes place under the instruction of full-time, dedicated trainers.  Our eight-week training program consists of both “hands on” as well as classroom training for all aspects of management.  All salaries of our managers in training and our trainers as well as all related costs incurred at Granite City University are recorded as a component of corporate general and administrative costs.  In January 2006, we relocated Granite City University from our Des Moines restaurant to our Maple Grove restaurant.

We utilize a new store opening team which consists of experienced restaurant managers who are dedicated to the opening of our new restaurants.  Generally, this team arrives at a new restaurant site two to three months in advance of the restaurant opening date and coordinates all staffing and training matters for that new restaurant.  We believe that a dedicated team delivers a more disciplined opening process and ensures adherence to our company’s exacting standards and culture.  We formed our new store opening team in July 2005.

We maintain a website at www.gcfb.net, which is also accessible through www.gcfb.com.   We make available on our website, free of charge, our annual, quarterly and current reports, and all amendments to those reports, as soon as reasonably practicable after that material is electronically filed with, or furnished to, the Securities and Exchange Commission.  Our Code of Business Conduct and Ethics and key committee charters are also available on our websites and in print upon written request to Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55402, Attention: Investor Relations.  Unless otherwise indicated, we do not intend to incorporate the contents of our websites into this Annual Report or any other document filed with the Security and Exchange Commission.

We were incorporated on June 26, 1997, as a Minnesota corporation and became a publicly traded company in June 2000.  Our corporate offices are located at 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416, and our telephone number is (952) 215-0660.

Our Granite City Food & Brewery Concept and Business Strategy

Our objective is to develop and operate successful restaurants by consistently exceeding our guests’ expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry.  We continue to pursue consistent, long-term growth in unit and overall company earnings in an effort to provide returns for our shareholders.  Our Granite City Food & Brewery concept targets a broad guest base by incorporating two popular national dining preferences: high quality, casual, value-priced food, and fresh, handcrafted, quality beers.  We believe this concept differentiates us from many of our competitors, who feature pre-prepared, smaller portioned food items and mass-produced, pre-packaged beers.  The principal elements of our concept and business strategy are as follows:

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

•                  Offer Old World, Classic Beers Made with an Efficient Brewing Process.  We brew ales and lagers in the Old World tradition.  Our array of craftbrewed beers is distinguishable from other domestically produced beers by its freshness, flavor and brewing styles.  We permanently offer on tap four unique handcrafted beers which are produced from the highest quality ingredients.  Additionally, we produce seasonal and special ales and lagers handcrafted to promote special events.

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

Existing and Proposed Locations

As of February 1, 2007, we operated 18 Granite City Food & Brewery restaurants as set forth in “Description of Business—Overview.”  Our prototypical restaurant consists of an approximately 9,450 square foot facility conveniently located just off one or more interstate highways and is centrally located within the respective area’s retail, lodging and transportation activity.  Our restaurants have open atmospheres with exposed ceilings as well as floor-to-ceiling window systems creating expansive views of patio areas used for dining during warm weather months.  This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment.  We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel.  The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape.  We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

We plan to continue using our prototypical model as we open future restaurants under our multi-site development agreement; however, where appropriate, we may convert existing restaurants to our Granite City concept.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.  Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.6 million for each new restaurant.  We anticipate that our new restaurants will require an investment by our developer of approximately $3.0 million to $4.5 million each for land and building.  We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

We developed our existing restaurants using proceeds from the sale of our securities, building and equipment financing and cash flow from operations.  We built units 4-9, 11-14 and 16-18 based upon the prototype we developed in early 2003.  In 2004 and 2005, we retrofitted units 1-3 to conform to this prototype model.  In 2005 and 2006, we developed units 10 and 15, respectively, which were conversions of existing restaurants.  With the exception of units 1-3 and 15, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease the land and building of each new restaurant from our developer.

We intend to open eight new restaurants in 2007 and have entered into agreements or are in negotiations for locations in Illinois, Arkansas, Missouri and Minnesota.

Development Agreement

In October 2002, we entered into the above-referenced development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW Leasing, L.L.C. (“DHW”) and an affiliate of Granite Partners, L.L.C. (“Granite Partners”), a beneficial owner of less than 2% of our securities.  The development agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated.  As of February 1, 2007, 14 restaurants had been constructed for us under this development agreement.

The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants are leased to us on the basis of a triple net lease.  The rental rate of each lease is calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is 20 years with five five-year options to renew.  Instead of renewing, we may purchase the restaurant real estate for the fair market value during the last year of the original term.

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

The selection of our Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development.  These criteria include minimum “trade area” populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.

In September 2006, we entered into an amendment of this development agreement that applies to our Omaha, Madison and Roseville restaurants as well as all future restaurants built under the development agreement.  Under the terms of the amendment, in lieu of previously negotiated future adjustments to restaurant lease rates, lease rates would be increased by 10% commencing on the fifth anniversary of each lease and on each five-year anniversary thereafter.

Dunham also has the right to sell the underlying land and building to third parties or assign our leases.  As of February 1, 2007, Dunham had sold three of our restaurant sites to third parties.  The assignment or sale of a lease by Dunham has had no material impact on our operations.

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

Our menu is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items.  When our menu is opened, our guests find a special section of lunch selections featured at prices currently ranging from $4.99 to $7.49, providing a premium meal at a special value for midday diners.  We also offer signature selections, meals which are marketed as our chefs’ personal favorites.  These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer.  Our overall menu prices currently range from $3.99 for appetizers to $20.99 for our BBQ Pork Ribs.  Most of our 85 menu items currently range from $8.00 to $14.00.  Our check per person typically ranges from $11.00 to $13.00.

Some of our more popular items include our Granite City Ale and Cheddar Soup, Chicken Caesar Chalupa, Grilled Chicken and Bruschetta Salad, Chinese Pasta Salad, Grilled London Broil with Bourbon Onion Sauce, Southern Fried Chicken Breast Sandwich (marinated in buttermilk and Cajun spices), Honey Rosemary Filet Mignon and Granite City Walleye.  We currently offer up to five special menu items weekly, ranging from appetizers to salads and entrees.  This approach allows us to be innovative, keeping our menu fresh and interesting.  Approximately 10% of food sales are generated through weekly specials.  We also solicit input from guests regarding our menu offerings.

To ensure that we are serving food of consistently high quality, we have developed quality control practices, including (a) the participation by each member of our kitchen staff in a thorough training program, (b) the development of strict specifications that ensure that only high quality ingredients are used in our food and (c) the requirement that each shift of cooking personnel consistently prepare each menu item.  Furthermore, we utilize a test kitchen in Minneapolis which provides a facility for our Executive Chef to develop new menu offerings.  We believe through these efforts that we are able to consistently provide a superior value-oriented dining experience for our guests.

Purchasing

We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources.  To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we control such purchasing by buying from a variety of national, regional and local suppliers at negotiated prices.  Most food products are shipped from a central distributor directly to our restaurants four or more times per week.  Produce is delivered four or more times per week from local distributors to ensure product freshness.  We do not maintain a central food product warehouse.  As is typical in our industry, we do not have any long-term contracts with our food or brewing ingredient suppliers.  We purchase ingredients for our brewing operations from a variety of foreign and domestic suppliers at negotiated prices.  We have not experienced significant delays in receiving food products, brewing ingredients, restaurant supplies or equipment.  As the number of our restaurants increases, we expect to gain greater leverage in the purchasing of food and brewing products.

Brewing Operations—Fermentus Interruptus

Our flagship brews consist of four styles available every day.  In addition, we also produce specialty or seasonal beers which are designed to attract beer enthusiasts.  Seasonal ales are often tied to particular events including Oktoberfest, St. Patrick’s Day, Christmas and Easter.  Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions.  This ability to craft beers to our events that builds customer appeal and provides customers with a different feel or experience on subsequent visits, which we believe promotes strong repeat business.

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

The brewing process begins at a single location at our beer production facility in Ellsworth, Iowa where wort is produced.  This non-alcoholic liquid is then transported by truck to the fermentation vessels at each of our restaurant locations.  It is then fermented by adding yeast to complete the brewing process.  We use fresh malted barleys, wheats and rye as well as various hops, which we purchase from a variety of sources in Europe and North America.  We believe this process will allow us to service approximately 30 to 35 locations from one wort production site.

We believe that Fermentus Interruptus improves the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Having a common starting point for our initial brewing process creates consistency of taste for our product from unit to unit.  Because the initial stages of brewing are under the direction of a single brewing team and have a single water source, consistency of product is further maintained.  We believe that Fermentus Interruptus gives us the ability to maintain attractive unit level economics while maintaining the consistency of our Old World beers.

In January 2007, we were granted a patent by the United States Patent and Trademark Office for this proprietary beer brewing process.  This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer.

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

Marketing

We focus our business strategy on providing high-quality, Modern American cuisine prepared by an attentive staff in a distinctive environment at a great value.  By focusing on the food, service and ambiance of each of our restaurants, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations.  We believe word-of-mouth advertising and taking care of each of our guests are key components in driving guests’ initial and subsequent visits.

Management Information Systems and Operational Controls

We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office.  This system includes a point-of-sales network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant.  Additionally, the point-of-sales system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports.  Select information that is captured from this system is transmitted to the corporate office on a daily basis, which enables senior and field management to continually monitor operating results.  We believe that our current point-of-sales system will be an adequate platform to support our continued expansion.

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

Management and Employees

As of February 1, 2007, we had approximately 2,150 employees, representing approximately 1,300 full time employees and approximately 850 part time employees.

Restaurant Employees

Our ability to effectively manage restaurants in multiple geographic areas will be critical to our success.  We operate Granite City University where the training of each of our managers takes place.  Our eight-week training program consists of both “hands on” as well as classroom training for all aspects of management.  Store-level management teams consist of a general manager, a kitchen manager and generally eight to ten assistant managers.  Each member of our restaurant management team is cross-trained in all operational areas and receives incentive bonuses based upon financial and qualitative performance criteria.

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

Corporate Employees

As of February 1, 2007, we had 31 corporate-level employees.  Our store-level management teams are managed by three regional directors of operations.  As we grow and expand geographically, we expect to add additional employees, including additional regional directors of operations, to ensure proper management, support and controls.  In general, a regional director of operations can oversee five to six restaurants.  Our regional directors of operations receive incentive bonuses based upon financial and qualitative performance criteria.

Hours of Operation

Our restaurants are open seven days a week from 11:00 a.m. to 11:00 p.m., Monday through Saturday, and from 10:00 a.m. to 10:00 p.m. on Sunday.  On Sundays, beginning at 10:00 a.m., we offer a buffet style brunch, featuring both breakfast and lunch items, which follows our high quality standards and price/value relationship.  We are open on selected holidays.

Government Regulation

Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants.  These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and alcoholic beverages.  Additionally, since we operate brewing facilities at our restaurants, we are subject to a number of specific state and local regulations that apply to the ownership and the operation of microbreweries.  Our facilities are licensed and subject to regulation under state and local fire, health and safety codes.

Each of our restaurants is required by a state authority and, in certain locations, county and/or municipal authorities, to obtain a license to brew beer and a license to sell beer, wine and liquor on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.  Our failure to receive or retain a license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere.  We have not encountered any material difficulties in obtaining or retaining alcoholic beverage licenses to date; however, following discussions with the Kansas Alcoholic Beverage Control Division, which regulates the licensure and ownership of microbreweries in Kansas, we transferred the operation of each of our Kansas restaurants to a separate corporation to comply with Kansas statutes and regulations.  For additional information regarding the ownership structure used in Kansas to satisfy the licensing statutes of that state, see Note 1 to our financial statements entitled “Summary of significant accounting policies.”

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime.  Some states have set minimum wage requirements higher than the federal level.  Specifically, Minnesota and Wisconsin, where we currently operate restaurants and plan on opening additional restaurants, have minimum wages that are higher than the federal level.  Additionally, Illinois, where we plan to open new restaurants in 2007, has a state minimum wage that is higher than the federal level.  Significant numbers of hourly personnel at our other restaurants are paid the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs.

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

Each of the states in which we currently do business imposes an excise tax based on the amount of beer that has been filtered and sent to the tax-determination vessels.  The amounts of such taxes vary by state and range from $1.00 to $9.61 per barrel.  We anticipate similar excise taxes will be imposed by states in which we build future restaurants.

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

Trademarks, Service Marks and Patents

We have a federal registration of the trademark “GC Granite City Food & Brewery.”  We have an application pending for federal registration of the trademark “Fermentus Interruptus.”  We have registered in Minnesota the trademarks “Granite City Food & Brewery,” “Brother Benedict’s Mai Bock,” “Victory Lager,” “Pride of Pilsen,” “Northern Light” and “Duke of Wellington.”  Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

In January 2007, the United States Patent and Trademark Office granted us a patent for our proprietary beer brewing process.  This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer.

Seasonality

We expect that our sales and earnings will fluctuate based on seasonal patterns.  We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our existing and proposed markets.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of February 1, 2007.  Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office.  There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Steven J. Wagenheim	53	President, Chief Executive Officer and Director
Timothy R. Cary	39	Chief Operating Officer—Restaurant Operations
Peter P. Hausback	47	Chief Financial Officer and Secretary
Monica A. Underwood	46	Corporate Controller and Assistant Secretary

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

Peter P. Hausback became our Chief Financial Officer in August 2006 and has served as Secretary since October 2006.  Mr. Hausback served as a consultant and Vice President and Chief Accounting Officer of NightHawk Radiology Holdings, Inc. from June 2005 to August 2006.  Prior to joining NightHawk, Mr. Hausback served as Vice President and Chief Financial Officer for WestCoast Hospitality Corporation, a provider of lodging (Red Lion Hotels) and entertainment services, from September 2002 to February 2005.  From April 2001 to September 2002, Mr. Hausback served as Vice President and Chief Financial Officer of Britesmile, Inc.  From 1992 to 2001, Mr. Hausback served in various management positions with Il Fornaio (America) Corporation, a restaurant and bakery chain, serving as its Vice President of Finance and Chief Financial Officer during the period that it was a public company.  From 1987 to 1992, Mr. Hausback was an auditor with PriceWaterhouse LLP in San Francisco.

Monica A. Underwood has served as our Corporate Controller since April 2001 and Assistant Secretary since October 2006.  Ms. Underwood also served as our Interim Chief Financial Officer from February 2003 to September 2005 and Secretary from February 2003 to October 2006.  From May 1990 to April 2001, she was the Corporate Controller for iNTELEFILM Corporation, an entity engaged in television commercial production.

Item 1A.  Risk Factors.

The following are certain risk factors that could affect our business, financial condition, results of operation or cash flows.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause our actual results to differ materially from those expressed in any forward-looking statement.  The risks we have highlighted below are not the only ones we face.  If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected.  We caution you to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Risks Related to Our Business

We have a history of losses and no assurance of future profitability.  We have incurred losses in each of the last eight fiscal years.  We had a net loss of $5,531,220 for the fiscal year ended December 26, 2006 and a net loss of $3,667,367 for the fiscal year ended December 27, 2005.  As of December 26, 2006, we had an accumulated deficit of $16,191,066.  We will incur additional losses until we are able to expand to a point at which we are able to leverage our operating expenses across a substantially larger revenue base.  We cannot assure you that we will successfully implement our business plan.  Even if we substantially increase our revenues, we cannot assure you that we will achieve profitability or positive cash flow.  If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future because our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions in our markets, and the level of competition in our markets.

We may be unable to fund our significant future capital needs in the long-term and we may need additional funds sooner than anticipated.  We will need to expend significant capital in order to open additional restaurants.  If our available sources of liquidity are insufficient to fund our expected capital needs for 2007, or our needs are greater than anticipated, we will be required to raise additional funds in the future through public or private sales of equity securities or the incurrence of indebtedness.  If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, results of operations or cash flows.

We cannot assure you that we will obtain financing on favorable terms or at all.  If we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our common stock, and our shareholders may suffer significant dilution.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.  Specifically, our future expansion may be delayed or curtailed:

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

Our business could be materially adversely affected if we are unable to expand in a timely and profitable manner.  To continue to grow, we must open new restaurants on a timely and profitable basis. The capital resources required to develop each new restaurant are significant.  We estimate that our cost of opening a new Granite City Food & Brewery restaurant currently ranges from $1.0 million to $1.6 million.  Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant, conditions in the local real estate and employment markets, and leasing arrangements.  If we do not generate the cash needed from operations and/or are not able to obtain sufficient debt and/or equipment financing, we may have to reduce or delay our planned 2007 openings.  We will require further funding to open additional restaurants.

Even with adequate financing, we may experience delays in restaurant openings which could materially adversely affect our business, financial condition, results of operations or cash flows.  Our ability to expand successfully depends upon a number of factors, some of which are beyond our control, including:

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

•                                          the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and

•                                          recruitment of qualified operating personnel, particularly general managers and kitchen managers.

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

Unanticipated costs or delays in the development or construction of our restaurants could prevent our timely and cost-effective opening of new restaurants.  Our developer depends upon contractors for the construction of our restaurants.  After construction, we invest heavily in leasehold improvements for completion of our restaurants.  Many factors could adversely affect the cost and time associated with our development of restaurants, including:

•                                          labor disputes;

•                                          shortages of construction materials and skilled labor;

•                                          management of construction and development costs of new restaurants;

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

Any of these factors could give rise to delays or cost overruns which may prevent us from developing additional restaurants within anticipated budgets and expected development schedules.  Any such failure could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We may be unable to recruit, motivate and retain qualified employees.  Our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including trained brewing personnel, restaurant managers, kitchen staff and wait staff, to keep pace with our expansion schedule.  Qualified individuals needed to fill these positions could be in short supply in one or more of our markets.  In addition, our success depends upon the skill and experience of our restaurant-level management teams.  Our inability to recruit, motivate and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.  Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees, which could result in higher labor costs.

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

Changes in consumer preferences or discretionary consumer spending could negatively impact our results.  Our operating results may be affected by changes in guest tastes, the popularity of handcrafted beers, general economic and political conditions and the level of competition in our markets.  Our continued success depends, in part, upon the popularity of micro-brewed beers and casual, broad menu restaurants.  Shifts in consumer preferences away from these beers and this dining style could materially adversely affect our future profitability.  Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income and consumer confidence.  In a weak economy, our customers may reduce their level of discretionary spending which could impact the frequency with which our customers choose to dine out or the amount they spend when they do dine out, thereby reducing our revenues.  Adverse economic conditions and changes in consumer preferences could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

We may face liability under dram shop statutes.  Our sale of alcoholic beverages subjects us to “dram shop” statutes in some states.  These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person.  If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Health concerns or negative publicity regarding our restaurants or food products could affect consumer preferences and could negatively impact our results of operations.  Like other restaurant chains, consumer preferences could be affected by health concerns or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.  This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants.  A decrease in customer traffic to our restaurants as a result of these health concerns or negative publicity could materially adversely affect our business, financial condition, results of operations or cash flows.

If our distributors or suppliers do not provide food and beverages to us in a timely fashion, we may experience short-term supply shortages, increased food and beverage costs and quality control problems.  We currently depend on a national food distribution service company to provide food and beverage products to all of our restaurants.  We do not have long-term contractual arrangements with this distributor.  If this national distributor, or other distributors or suppliers, cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source.  If these alternative suppliers do not meet our specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected.  In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could materially adversely affect our business, financial condition, results of operations or cash flows.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.  Our leases generally have initial terms of 20 years and generally can be extended only in five-year increments (at increased rates) if at all.  All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount.  Generally, our leases are “triple net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities.  We generally cannot cancel these leases.  Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases.  If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.  In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.  As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports.  In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls over financial reporting.  We are evaluating our internal controls over financial reporting in order to allow our management to report on our internal controls as a required part of our annual report beginning with fiscal year 2007 and to allow our independent registered public accounting firm to attest to our internal controls as a required part of our annual report beginning with fiscal year 2008.

While we expect to expend significant resources during fiscal years 2007 and 2008 in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we will not comply with all of the requirements imposed thereby.  Because of the difficulty of measuring compliance adequacy, we cannot assure you that we will not receive an adverse opinion on our assessment of our internal controls over financial reporting and/or the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm.

If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse opinion from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

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

Shareholders may have difficulty selling our common stock.  We cannot assure you of an active public market for our common stock.  Selling our common stock may be difficult because of the quantity of securities that may be bought and sold, the possibility that transactions may be delayed, and a low level of security analyst and news media coverage.  These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

Our existing shareholders have significant control which could reduce your ability to receive a premium for your shares through a change in control.  As of February 1, 2007, our directors and executive officers, as a group, beneficially owned approximately 20.6% of our common stock.  As a result, they are able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support.  These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock.  As a result, this concentration of ownership could depress our stock price.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters is located in Minneapolis.  We occupy this facility under a 38-month lease which expires in November 2008.  This office space is rented to us at a rate of $3,460 per month with scheduled increases throughout the term of the lease.  We also operate a test kitchen in Minneapolis under a three-year lease agreement which expires in October 2008.  The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.

On February 1, 2005, we commenced leasing a 5,400 square foot facility in Ellsworth, Iowa, which we use to produce wort, the initial stage of our Fermentus Interruptus brewing process.  The lease is for a base term of 10 years with options to extend and the base rent is $7,200 per month for the entire life of the lease.  We have the option to purchase the facility at any time during the lease term for one dollar plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.

As of February 1, 2007, we operated 18 restaurants.  We lease the land and building at all but one of these restaurants.  At our Fargo location, we own the building, subject to a loan with a balloon payment due in August 2011, and lease the land.  The majority of our existing leases are for 20 years with options to extend.  We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

The following table sets forth data regarding our restaurant locations as of February 1, 2007:

Location	Opened	Square Feet
St. Cloud, Minnesota	June 1999	10,000
Sioux Falls, South Dakota	December 2000	10,600
Fargo, North Dakota	November 2001	9,276
Des Moines, Iowa	September 2003	9,449
Cedar Rapids, Iowa	November 2003	9,449
Davenport, Iowa	January 2004	9,449
Lincoln, Nebraska	May 2004	9,449
Maple Grove, Minnesota	June 2004	9,449
Wichita, Kansas	July 2005	9,449
Eagan, Minnesota	September 2005	7,600
Kansas City, Missouri	November 2005	9,449
Kansas City, Kansas	January 2006	9,449
Olathe, Kansas	March 2006	9,449
West Wichita, Kansas	July 2006	9,412
St. Louis Park, Minnesota	September 2006	7,250
Omaha, Nebraska	October 2006	9,000
Roseville, Minnesota	November 2006	9,531
Madison, Wisconsin	December 2006	9,000

For further information on property leases, please refer to “Management’s Discussion and Analysis or Plan of Operation—Commitments and Contingent Liabilities” and Note 7 to our consolidated financial statements.

In the opinion of our management, each of our existing locations is adequately covered by insurance.

Item 3.  Legal Proceedings.

We were not a party to any material litigation as of February 1, 2007.

Item 4.  Submission of Matters to a Vote of Security Matters.

The 2006 annual meeting of shareholders was held October 25, 2006.  Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Period	High	Low
2006
First Quarter	$4.94	$3.71
Second Quarter	$4.80	$3.87
Third Quarter	$4.50	$3.80
Fourth Quarter	$5.48	$3.95
2005
First Quarter	$5.15	$3.76
Second Quarter	$4.82	$3.17
Third Quarter	$6.17	$4.35
Fourth Quarter	$5.61	$4.43

On February 1, 2007, there were 212 holders of record of the Company’s common stock.

We have not historically paid any cash dividends on our common stock.  We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.  Any future determinations as to the declaration or payment of dividends will depend upon our financial condition, results of operations and such other factors as our board deems relevant.  Further, our existing loan agreements limit our ability to pay dividends in the event of default thereunder.

We have not historically repurchased any shares of our common stock.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2002
	(In thousands, except per share data)

Restaurant revenues	$58,328	$36,205	$30,645	$14,153	$11,850

Cost of sales:
Food, beverage and retail	17,320	10,997	9,545	4,287	3,520
Labor	20,832	13,016	10,791	5,123	4,320
Direct restaurant operating	7,120	4,640	3,530	1,732	1,439
Occupancy	3,435	1,927	1,574	807	618
Total cost of sales	48,708	30,580	25,440	11,949	9,897

Pre-opening	2,382	840	728	559	—
General and administrative	6,822	4,978	2,391	1,841	883
Depreciation and amortization	3,468	2,148	1,651	818	767

Operating income (loss)	(3,052)	(2,342)	435	(1,014)	(303)

Interest:
Other
Income	99	122	29	71	12
Expense	(2,566)	(1,445)	(1,187)	(560)	(531)
Net interest expense	(2,467)	(1,323)	(1,158)	(489)	(519)

Loss before income taxes	(5,519)	(3,665)	(723)	(1,503)	(216)
Income tax provision	(12)	(2)	(2)	—	—
Net Loss	(5,531)	(3,667)	(725)	(1,503)	(216)
Less preferred stock dividends declared	—	—	(606)	(713)	—
Net loss available to common shareholders	$(5,531)	$(3,667)	$(1,331)	$(2,215)	$(216)
Loss per common share, basic and diluted	$(0.42)	$(0.31)	$(0.25)	$(0.56)	$(0.59)
Weighted average shares outstanding, basic and diluted	13,250	11,870	5,400	3,924	3,815

	As of December 26, 2006	As of December 27, 2005	As of December 28, 2004	As of December 28, 2003	As of December 29, 2002

Balance Sheet Data:
Cash	$7,672	$9,836	$9,297	$1,440	$3,522
Total Assets	63,859	44,483	32,169	17,322	13,147
Long-term debt	41,652	21,769	15,024	9,245	5,436
Common stockholders’ equity	13,065	17,354	13,882	6,324	6,498

Certain amounts do not sum due to rounding.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of February 1, 2007, we operated 18 casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery.  Using the proceeds from the sale of our securities, debt and equipment financing and cash flow from operations, we intend to finance our working capital needs and expand our restaurant chain into markets where we believe our concept will have broad appeal and attractive restaurant-level economics.

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

We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations.  All references to “2006,” “2005,” and “2004” within the following discussion represent fiscal years ended December 26, 2006, December 27, 2005, and December 28, 2004, respectively.  Our fiscal year ended December 26, 2006 included 715 restaurant weeks.  Our fiscal year ended December 27, 2005 included 461 restaurant weeks.  Our fiscal year ended December 28, 2004 included 369 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated.  Weeks of operations at each of our restaurants for fiscal year 2006, 2005, and 2004 are shown in the following chart:

Location	Fiscal 2006 Weeks of Operation	Fiscal 2005 Weeks of Operation	Fiscal 2004 Weeks of Operation
St. Cloud, Minnesota	52	52	52
Sioux Falls, South Dakota	52	52	52
Fargo, North Dakota	52	52	52
Des Moines, Iowa	52	52	52
Cedar Rapids, Iowa	52	52	52
Davenport, Iowa	52	52	48
Lincoln, Nebraska	52	52	34
Maple Grove, Minnesota	52	52	27
Wichita, Kansas	52	25	0
Eagan, Minnesota	52	14	0
Kansas City, Missouri	52	6	0
Kansas City, Kansas	47	0	0
Olathe, Kansas	39	0	0
West Wichita, Kansas	23	0	0
St. Louis Park, Minnesota	14	0	0
Omaha, Nebraska	10	0	0
Roseville, Minnesota	8	0	0
Madison, Wisconsin	2	0	0
Total Restaurant Weeks	715	461	369

Because we continue to expand our operations and open new restaurants at various times throughout the year, we provide the statistical measure of restaurant weeks to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

Our restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items, such as cigarettes and promotional items, typically represents less than one percent of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our dedicated new store opening team, and other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent.  Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives.  Other income and expense represents the cost of interest expense on debt and capital leases, interest income on invested assets and loss on disposal of assets.

Results of Operations as a Percentage of Sales

The table below sets forth results of our operations on a percent of sales basis for the years ended December 26, 2006, December 27, 2005 and December 28, 2004.

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004

Restaurant revenues	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	29.7%	30.4%	31.1%
Labor	35.7%	36.0%	35.2%
Direct restaurant operating	12.2%	12.8%	11.5%
Occupancy	5.9%	5.3%	5.1%
Total cost of sales	83.5%	84.5%	83.0%

Pre-opening	4.1%	2.3%	2.4%
General and administrative	11.7%	13.8%	7.8%
Depreciation and amortization	5.9%	5.9%	5.4%

Operating income (loss)	(5.2)%	(6.5)%	1.4%

Interest:
Income	0.2%	0.3%	0.1%
Expense	(4.4)%	(4.0)%	(3.9)%
Net interest expense	(4.2)%	(3.7)%	(3.8)%

Net loss	(9.5)%	(10.1)%	(2.4)%
Less preferred stock dividends declared	0.0%	0.0%	(2.0)%
Net loss available to common shareholders	(9.5)%	(10.1)%	(4.3)%

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

Leasing Activities

We have entered into various leases for our buildings, equipment and for ground leases.  At the inception of a lease, we evaluate it to determine whether the lease will be accounted for as an operating or capital lease pursuant to SFAS No. 13.

Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the termination date.  There is potential for variability in our “rent holiday” period which begins on the possession date and ends on the store open date, during which no cash rent payments are typically due.  Factors that may affect the length of the rent holiday period generally relate to construction related delays.  Extension of the rent holiday period due to delays in store opening will result in greater pre-opening rent expense recognized during the rent holiday period.

Certain leases contain provisions that require additional rent payments based upon restaurants sales volume (“contingent rentals”).  Contingent rentals are accrued each period as the liabilities are incurred.

Management makes judgments regarding the probable term for each restaurant property lease which can impact the classification and account for a lease as capital or operating.  These judgments may produce materially different amounts of depreciation, rent expense and interest expense than would be reported if different assumptions were made.

Stock-Based Compensation

We have granted stock options to certain employees and non-employee directors.  We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R).  Under such provisions, stock-based compensation is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period.  Under the Black-Scholes option-pricing model, we determine the fair value of stock-based compensation at the grant date.  This requires judgment, including but not limited to the expected volatility of our stock.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Revenue Recognition

Revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale.  Revenue derived from gift card sales is recognized at the time the gift card is redeemed.  Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets.  We recognize gift card breakage amounts based upon historical redemption patterns, which represent the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  We arrive at this amount using certain management judgments and estimates.  Such judgments and estimates may produce different amounts of breakage than would be reported if different assumptions were used.

Results of Operations for the Fiscal Years Ended December 26, 2006 and December 27, 2005

Revenues

We generated $58,328,339 and $36,204,536 of revenues during fiscal years 2006 and 2005, respectively.  The increase in revenues of 61.1% for 2006 over 2005 was primarily the result of the additional restaurant operating weeks related to the seven new restaurants that opened in 2006.  Fiscal year 2006 included 715 restaurant operating weeks, which is the sum of the actual number of weeks each restaurant operated, while fiscal 2005 included 461 operating weeks.  Comparable restaurant revenues, which include restaurants in operation over 18 months, increased 5.5% for 2006.  The increase in comparable restaurant revenues was primarily driven by an increase in guest traffic.  A 2.1% price increase that took effect at the end of November 2006 also contributed to the increase in revenues and comparable restaurant revenues.

Average weekly revenues increased from $78,535 per week in 2005 to $81,578 per week in 2006 for all the restaurants in operation during the year.  Average weekly revenues for comparable restaurants were $83,325 for fiscal 2006 as compared to $78,990 in the prior year.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at our locations during the summer months.   Due to the honeymoon effect that periodically occurs when some of our restaurants open, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Restaurant Costs

Food and Beverage

Our food and beverage costs, as a percentage of revenues, decreased 0.7% to 29.7% in 2006 from 30.4% in 2005.  The decrease was due primarily to more experienced staff members generating less waste, as well as lower per-unit product prices due to continued higher volume company-wide purchasing.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food and beverage costs, and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  As we open additional units, we believe we will experience increased purchasing power, partially offsetting food and beverage cost increases, and maintain or reduce our food and beverage costs as a percentage of revenue.  Additionally, as we add new units, we believe our brewing process, Fermentus Interruptus, will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall profitability.

Labor

Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and partner and management bonuses.  Our experience to date has been that staff labor costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues.

Our labor costs, as a percentage of revenues, decreased 0.3% to 35.7% in 2006 from 36.0% in 2005 primarily due to improvement in managing our labor costs along with a favorable trend in our workers’ compensation insurance costs.

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

Direct Operating and Occupancy Expenses

Direct operating expenses consist primarily of various restaurant-level costs, a substantial portion which is fixed or indirectly variable and are expected to fluctuate with revenues.  Operating supplies, repairs and maintenance expenses, utility costs, promotion expenses and restaurant-level administrative expense represent the majority of our direct operating expenses. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues.

Our direct operating expenses, as a percentage of revenues, decreased 0.6% during 2006 to 12.2% from 12.8% for 2005.  The decrease was attributable to lower use of take-out paper and packaging supplies, lower utility costs, and lower repair and maintenance expenses.

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes.  Occupancy costs, as a percentage of revenues, increased 0.6% during 2006 to 5.9% from 5.3% for 2005.  This increase was due primarily to increases in rent and property taxes.

Pre-Opening Costs

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, the wages and expenses of our dedicated new store opening team and other direct costs associated with opening new restaurants.  Pre-opening costs during 2006 represented costs of opening seven new restaurants.  The pre-opening costs in 2005 represented the costs of opening four new restaurants.

Beginning in fiscal year 2006, we included rental costs incurred during construction periods in pre-opening costs in accordance with FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1).  Based upon the costs of labor, travel, lodging, training and rent incurred prior to opening, we expect pre-opening costs to average between $400,000 and $425,000 per unit, of which we anticipate approximately $75,000 to $125,000 to be construction-period rent.  Pre-opening costs, excluding construction-period rent, are primarily incurred in the month of, and two months prior to, restaurant opening.

General and Administrative

General and administrative expenses include all salaries and benefits associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations, financial controls and reporting, restaurant management recruiting, training at Granite City University, excess capacity costs related to our beer production facility that we opened in June 2005, and salaries and expenses of our new store opening team when it is not dedicated to a particular restaurant opening.  Other general and administrative expenses also include advertising, professional fees, office administration, centralized accounting system costs, and travel by our corporate management to the restaurant locations.

General and administrative expenses increased $1,843,502 to $6,821,835 in 2006 from $4,978,333 in 2005.   During 2006, we added five corporate staff members.  Additionally in 2006 we had a full year of impact for various new corporate level positions that were initially added in 2005.  Those new positions included our Chief Financial Officer, Granite City University trainers, members of our new store opening team, two regional directors of operations, as well as certain IT, accounting and beer production facility employees.  These positions increased corporate level payroll by $243,000 in 2006 compared to 2005.

Non-cash stock compensation comprised $1,030,034 of the total general and administrative expenses in 2006 as compared to $12,780 in 2005.  The remainder of the increase in general and administrative expenses was primarily attributable to recruiting and training of new managers to support our continued growth.  The costs of all salaries, employee benefits, meals and lodging while the managers were attending Granite City University and the cost of recruiting and relocating those managers following their assignments to restaurant locations increased as a result of adding seven new restaurants in 2006.

As a percentage of revenues, general and administrative expenses decreased 2.1% to 11.7% in 2006 as compared to 13.8% in 2005.  This decrease was the result of our continued improvement in leveraging corporate overhead across the increase in revenues.

As we continue to expand our restaurant chain, we expect general and administrative expenses will decrease as a percentage of revenues in the long term.

Depreciation and Amortization

Depreciation and amortization expense increased $1,320,213 in 2006 compared to 2005 due to the additional depreciation related to the newly opened restaurants.  As a percentage of revenues, depreciation expense remained consistent at 5.9% in 2006 and 2005.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand. Interest expense increased $1,120,530 in 2006 as compared to 2005, due to an increase in capital leases as a result of additional restaurants, while interest income decreased $22,985 due to a reduction of available cash.

Results of Operations for the Fiscal Years Ended December 27, 2005 and December 28, 2004

Revenue

We generated $36,204,536 and $30,644,691 of revenues during fiscal years 2005 and 2004, respectively.  Fiscal year 2005 included 461 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated, while fiscal year 2004 included 369 restaurant weeks.  The increase in sales of 18.1% for 2005 over 2004 was primarily the result of the additional restaurant weeks in 2005 related to our Davenport, Lincoln, and Maple Grove restaurants being in operation for a full year in 2005, and our Wichita, Eagan, and Kansas City, Missouri, restaurants being in operation for a portion of 2005.

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

Restaurant Costs

Food and Beverage

Our food and beverage costs, as a percentage of revenues, decreased 0.7% from 31.1% in 2004 to 30.4% in 2005.  This decrease was due primarily to more experienced staff members generating less waste, as well as lower per-unit product prices due to higher volume company-wide purchasing.

Labor

Our labor costs, as a percentage of revenues, increased 0.8% from 35.2% in 2004 to 36.0% in 2005, due primarily to increases in hourly labor as minimum wages increased and we had to compete more aggressively for management and hourly employees at our new restaurants.

Direct Operating and Occupancy Expenses

Our direct operating expenses, as a percentage of revenues, increased 1.3% from 11.5% in 2004 to 12.8% in 2005.  Operating supplies, repairs and maintenance, promotions and restaurant-level administrative expense represent the majority of our direct operating expenses, a substantial portion of which is fixed or indirectly variable.  This increase in direct and occupancy expense was due primarily to the increase in the cost of utilities.

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance, property taxes and insurance, as a percentage of revenues, increased 0.2% from 5.1% in 2004 to 5.3% in 2005.  This increase was due primarily to the increase in rent and property taxes.

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

General and Administrative

General and administrative expenses increased $2,587,685 from $2,390,648 in 2004 to $4,978,333 in 2005.  During 2005, we added 15 corporate staff members, ten of whom were previously employed in our restaurant operations.  These new positions include our Chief Financial Officer, Granite City University trainers, members of our new store opening team, two regional directors of operations, as well as certain IT, accounting and beer production facility employees.  This increase in corporate level payroll related costs accounted for approximately $715,000 of the increase in general and administrative expenses.  Additionally, during 2005, in order to recruit and retain restaurant managers for the purpose of executing our restaurant growth plans and to allow for attrition, we trained over 90 managers at Granite City University.  The costs of all salaries, employee benefits, meals and lodging while the managers were attending Granite City University and the cost of recruiting and relocating these managers accounted for approximately $694,000 of the increase in general and administrative expenses.  Salaries of restaurant managers whom we employed in our restaurants in excess of the needed level of managers to properly staff our restaurants and that we retained so as to strengthen our manager ranks for our restaurant growth plans were included in general and administrative expenses in 2005.  This additional general and administrative payroll related cost for these managers accounted for approximately $376,000 of the increase in general and administrative expenses.  Finally, our fiscal year 2005 professional fees, including investor relations, consulting, legal and accounting, were approximately $314,000 higher than such fees in fiscal year 2004.

Depreciation and Amortization

Depreciation and amortization expense increased $497,256 in 2005 compared to 2004 due to the additional depreciation related to the newly opened restaurants.  As a percentage of revenues, depreciation expense increased 0.5% from 2004 to 2005.

Interest

Interest expense increased $258,057 in 2005 compared to 2004, due to an increase in debt and capital leases as a result of additional restaurants.  Interest income increased $93,048 during fiscal year 2005 due to interest earned on cash obtained from the sale of our securities.

Liquidity and Capital Resources

As of December 26, 2006, we had $7,671,750 of cash and a $1,106,720 working capital deficit compared to $9,836,231 of cash and $5,224,636 of net working capital at December 27, 2005.

During the year ended December 26, 2006, the net cash generated from operations was $1,200,257.  We used $8,047,481 to purchase assets for our new restaurants, beer production facility and our existing restaurants.  We obtained proceeds of $5,778,340 from capital leases to fund a portion of the property and equipment for restaurants we opened in 2006.  We made payments of $1,308,218 on our bank debt and the building and equipment capital leases.  Additionally we received $212,621 from the exercise of stock options.

During the year ended December 27, 2005, the private placement to accredited investors of common stock in October 2005 provided us $4,958,151 of net cash and the issuance of common stock pursuant to the exercise of options and warrants provided us $2,167,599 in net cash.  We used $232,679 of net cash in operating activities, $5,439,457 in net cash to purchase equipment and other assets primarily for our Wichita, Eagan, and both Kansas City locations as well as our beer production facility, made payments aggregating $873,562 on our debt and capital lease obligations, and paid cash dividends to shareholders of our convertible preferred stock aggregating $41,068.

We intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our model as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.  We intend to open eight new restaurants in 2007 and have entered into agreements or are in negotiation for location in Illinois, Arkansas, Missouri and Minnesota.

Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.6 million for each new restaurant.  We anticipate that our new restaurants will require an investment by our developer of approximately $3.0 million to $4.5 million each for land and building.  We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

To finance certain restaurant openings during 2006, we entered into a master lease agreement with Carlton Financial Corporation in August 2006 and an equipment lease commitment and master equipment lease with DHW Leasing, L.L.C. During fiscal years 2005 and 2006, we also commenced leases for our beer production facility corporate offices, test kitchen and ten restaurant properties.  Details regarding such arrangements appear below under the captions “Commitments and Contingent Liabilities – Capital Leases” and “Commitments and Contingent Liabilities – Operating Leases.”

We will need to expend significant capital in connection with our expansion plans. With our existing capital resources, cash generated from operations, and the proceeds available from our equipment lease facilities (described below), we believe that we will have sufficient funds to complete our planned eight restaurant openings in 2007 and maintain sufficient working capital for our operations.  We will require further funding to open additional restaurants beyond 2007.  We are continually evaluating our development plans and we are exploring options relative to the pace of our growth.  If our available sources of liquidity are insufficient to fund our expected capital needs for 2007, or our needs are greater than anticipated, we will be required to raise additional funds in the future through public or private sales of equity securities or the incurrence of indebtedness.  If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.

Our ability to fund our operations in future periods will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot assure you that we will obtain financing on favorable terms or at all.  If we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

Commitments and Contingent Liabilities

Capital Leases:

As of December 26, 2006, we had 16 capital lease agreements related to our restaurants.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026 and the remaining two in 2027, all with renewable options for additional periods. Fourteen of these lease agreements are with our developer. Under six of the leases, we are required to pay additional percentage rent based upon restaurant sales. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as capital lease because its present value was greater that 90% of the estimated fair value at the beginning of the lease.

In December 2004, we entered into a land and building lease agreement for our beer production facility.  This ten-year lease commenced February 1, 2005, and contains a bargain purchase option.

We entered into a sales-leaseback agreement for the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008.  A director and former director of our company have personally guaranteed these leases.

In August 2006, we entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which it may “finance lease” up to $3,000,000 of equipment purchases for three future restaurant locations. On September 28, 2006, we entered into a lease schedule and amendment to this master lease, pursuant to which we are leasing equipment for our restaurant in St. Louis Park valued at $821,158 for an initial lease term of 39 months. The monthly lease payments are $25,924 plus all fees, assessments, sales, use, property and other taxes imposed upon Carlton. We have provided Carlton with a refundable security deposit of $164,220 as well as a security interest in certain other equipment. At the end of the initial lease term, we may (a) purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to the greater of (1) the fair market value of the equipment, or (2) 15% of the original cost of the equipment, or (b) renew such lease for 12 months at a monthly lease payment of $11,223 and take ownership of the equipment thereafter for $1.00. Our president and chief executive officer was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee. The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.

In September 2006, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW Leasing, L.L.C. (“DHW”), relating to the lease of furniture, fixtures and equipment for future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16 million to equip future restaurant locations. Each lease is expected to be for equipment costing between $800,000 and $1.4 million per restaurant. Payments due DHW will be based upon a five-year amortization of the purchase price with interest equal to the DHW bank base rate plus a blended 5.4% rate.  The equipment lease contains other customary terms and conditions and we will have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. Although we are not obligated to enter into any equipment leases with DHW, management intends to enter into equipment leases with DHW for the foreseeable future. The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim. Mr. Wagenheim is our company’s president, chief executive officer and one of its directors. Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders. Mr. Wagenheim’s participation in the income and profits of DHW will not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt. We do not compensate Mr. Wagenheim for this personal guarantee of DHW’s indebtedness.

We have entered into six financing agreements under the DHW lease facility for the assets at the Kansas City, Olathe and West Wichita, Kansas locations as well as the Omaha, Nebraska, Roseville, Minnesota and Madison, Wisconsin locations.  The amount financed on each of these five-year agreements ranged from approximately $1.0 to $1.1 million and the effective interest rate on each lease is approximately 13.8% annually.

Operating Lease:

The land portions of the 16 property leases referenced above, 14 of which are lease agreements with our developer, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, we have obligations under the following operating leases:

In January 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo restaurant.  Under these terms, we are obliged to annual rent of $72,000 plus percentage rent based upon restaurant sales.

In August 2005, we entered into a 38-month lease agreement for the office space for our corporate offices.  The lease commenced October 1, 2005.  Annual rent is $41,520 with scheduled annual increases throughout the term of the lease.  Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.

In November 2005, we entered into an agreement for a facility in Minneapolis, Minnesota which we use as a test kitchen.  Obligations under this three-year lease agreement began November 1, 2005.  The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.

In March 2006, we entered into a lease agreement for the land and the building for our St. Louis Park restaurant.  This opening lease expires in 2016 with renewal options for additional periods.

In January 2007, we entered into two 20-year net lease agreements relating to restaurants we anticipate opening in 2007 in Rockford and East Peoria, Illinois, under the terms specified in the development agreement with the Dunham.  Each restaurant will be constructed for us on a build-to-suit basis.  The annual rent of each will be equal to 10.5% of the construction cost including land cost.  The term of each lease will commence when operations begin and may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating leases that are incurred during the construction period will be recognized as pre-opening costs, and included in income from continuing operations.

Personal Guaranties:

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness.  The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  As of January 1, 2006, we had not obtained a release of such obligation, and as such were required to pay him a monthly guarantee fee in the amount of $1,000 until such release was obtained in August 2006 when he and a former director were released from their guaranties related to this loan agreement.  Additionally, at a meeting held in March 2004, our board of directors agreed to compensate our President and Chief Executive Officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of annual compensation is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  During fiscal year 2006, 2005 and 2004 we accrued $30,708, $36,581, and $36,554 of such fees, respectively, and paid $15,000, $25,000, and $21,660 of such fees, respectively.

In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payment to be made to Carlton under this lease financing agreement.  The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.  Although we did not pay any of such compensation during fiscal year 2006, $5,768 of such expense was recorded in general and administrative expense.

In September 2006, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for future restaurants.  Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease us equipment costing up to $16 million to equip future restaurant locations.  Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders.  Mr. Wagenheim’s participation in the income and profits of DHW will not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt.  We do not compensate Mr. Wagenheim for this personal guarantee of DHW’s indebtedness.

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

In August 2005, we entered into an at-will employment agreement with Daniel H. Bauer that provided for Mr. Bauer to serve as our chief financial officer and principal accounting officer. In August 2006, Mr. Bauer resigned from such position. Mr. Bauer’s employment agreement contained terms essentially equivalent to those contained in Mr. Hausback’s employment agreement, including substantially the same severance benefits. Because Mr. Bauer’s severance benefits were not yet effective and because his employment was not terminated in connection with a change of control, by our company without cause, or by the officer for good reason, as defined, Mr. Bauer was ineligible for severance benefits upon the termination of his employment.

Development Agreement:

We have entered into a development agreement with Dunham for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners LLC, a beneficial owner of less than 2% of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated.  As of February 1, 2007, 14 restaurants have been constructed for us under this development agreement.

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

In September 2006, we entered into an amendment of this development agreement that applies to our Omaha, Madison and Roseville restaurants as well as all future restaurants under the development agreement.  Under the terms of the amendment, in lieu of previously negotiated future adjustments to restaurant lease rates, lease rates would be increased by 10% commencing on the fifth anniversary of each lease and on each five-year anniversary thereafter.

Dunham also has the right to sell the underlying land and building to third parties or assign our leases. As of February 1, 2007, Dunham has sold three of our restaurants sites to third parties. The assignment or sale of a lease by Dunham has no material impact on our agreement.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements.

Summary of Contractual Obligations:

The following table summarizes our obligations under contractual agreements as of December 26, 2006 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent, as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company.  Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Fiscal Years Thereafter

Long-term debt, principal	$2,264,926	$259,940	$574,272	$1,430,714	$—

Interest on long-term debt	620,873	166,058	277,743	177,072	—
Capital lease obligations, including interest	80,565,787	5,834,575	11,523,634	10,723,059	52,484,519
Operating lease obligations, including interest	40,149,728	2,330,038	4,585,684	4,554,911	28,679,095

Loan guarantee	144,505	92,272	48,903	3,330	—

Total obligations	$123,745,819	$8,682,883	$17,010,236	$16,889,086	$81,163,614

Based on our cash position at December 26, 2006, we believe we have sufficient working capital to meet our current obligations.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation.  SFAS 123(R) supersedes Accounting Principles Board  (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant.  On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS 123(R).  We adopted SFAS 123(R) in the first quarter of fiscal 2006, beginning December 28, 2005.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also provides guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated statements.

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1(“FAS 13-1”), Accounting for Rental Costs Incurred During a Construction Period.  Generally, the staff position requires companies to expense rental costs incurred during a construction period.  We were required to adopt FAS 13-1 beginning in fiscal year 2006, and as a result, included such rental costs in pre-opening expense during fiscal year 2006.  Prior to the adoption of FAS 13-1, we did not expense rental costs during the construction period, but rather capitalized such costs as then permitted under GAAP.

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3.  If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented.  The guidance is effective for periods beginning after December 15, 2006.  We are currently evaluating the impact of adapting EITF 06-3 on our consolidated financial statement disclosure.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108.  Financial statements would require adjustment when either approach results in quantifying a misstatement that is material.  Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative affect of applying SAB 108 in fiscal year 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings.  SAB 108 is effective for interim periods of the fiscal year ending after November 15, 2006.  We do not believe SAB 108 will have material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

Changes in Interest Rate:

Pursuant to the terms of the loan we entered into in August 2003 for equipment at our Des Moines location, the interest rate increased from 6.125% to 10.25% effective August 28, 2006.  As of December 26, 2006, the unpaid balance on this loan was $451,853.  The interest rate on the loan we entered into in January 2004 for equipment at our Davenport location increased from 6.125% to 10.25% effective January 1, 2007.  As of December 26, 2006, the unpaid balance on this loan was $481,189.  The 412.5 basis point change we experienced in each of these rates, assuming consistent levels of floating rate debt, will have an impact of approximately $34,000 on annual interest expense.  Assuming consistent levels of floating rate debt with those held as of the end of fiscal year 2006, a 50 basis point change in each of these rates would not have a significant effect on interest expense.  In fiscal year 2006, we had cash equivalents throughout a majority of the year, principally invested in money market funds, which were most closely tied to the federal funds rate.  Assuming a 50 basis point change in the rate of interest associated with our investment, interest income would not have changed by a significant amount.

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

Item 8.  Financial Statements and Supplementary Data.

See Index to Financial Information on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 26, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We incorporate by reference the information contained under the captions “Proposal 1: Election of Directors”, “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held in June 2007.

Pursuant to General Instruction G(3) to the Annual Report on Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of Granite City Food & Brewery is provided in Part I or this Annual Report on Form 10-K under separate caption.

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors.  Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K and applicable NASDAQ Marketplace Rules.  Our Code of Business Conduct and Ethics is posted on our internet website at www.gcfb.net and is available, free of charge, upon written request to our Chief Financial

Officer at 5402 Parkdale Drive, Suite 101, Minneapolis, MN 55416.  We intend to disclose any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.gcfb.net.

Item 11.  Executive Compensation

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees – Compensation Committee Interlocks and Insider Participation,” “Our Board of Directors and Committees – Compensation Committee Report,” and “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held in June 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the annual meeting of shareholders to be held in June 2007.

Equity Compensation Plan Information

The following table provides information as of the end of fiscal year 2006 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,543,500		$3.76	710,838	(1)
Equity compensation plans not approved by security holders	514,268	(2)	$3.16	0
Total	2,057,768		$3.61	710,838

(1)                                  Represents (a) 35,500 shares remaining available for future issuance under our 1997 Stock Option Plan; (b) 103,500 shares remaining available for future issuance under our 1997 Director Stock Option Plan; and (c) 571,838 shares remaining available for future issuance under our 2002 Equity Incentive Plan.  On January 1st of each year, the aggregate number of shares of stock that may be awarded under the 2002 Equity Incentive Plan automatically increases by the greater of (a) 80,000 shares of stock or (b) 2.0% of the outstanding shares of stock on such date.  As a result, an additional 267,406 shares (not shown above) became available for future issuance under our 2002 Equity Incentive Plan as of January 1, 2007.

(2)           Represents (a) an aggregate of 31,500 shares of common stock underlying ten-year options exercisable at $1.65 per share issued on December 27, 2001, to certain employees, including an executive officer who also serves as a director; (b) an aggregate of 20,000 shares of common stock underlying ten-year options exercisable at $2.45 per share issued on February 11, 2003 to a former executive officer who also served as a director; (c) an aggregate of 241,602 shares of common stock underlying five-year warrants exercisable at $1.58 per share, 173,222 of which were originally issued in the fourth quarter of 2002 and 68,380 of which were issued in the first half of 2003, pursuant to the terms of an agency agreement; (d) an aggregate of 130,730 shares of common stock underlying five-year warrants exercisable at $5.00 per share, 29,618 of which were originally issued September 17, 2004 and 101,112 of which were issued November 4, 2004; (e) an aggregate of 55,436 shares of common stock underlying five-year warrants exercisable at $6.50 per share issued October 21, 2005; and (f) an aggregate of 12,000 shares of common stock underlying five-year warrants exercisable at $2.85 per share, an aggregate of 10,000 shares of common stock underlying five-year warrants exercisable at $3.40 per share, an aggregate of 8,000 shares of common stock underlying five-year warrants exercisable at $4.40 per share and an aggregate of 5,000 shares of common stock underlying five-year warrants exercisable at $5.40 per share issued May 12, 2003 pursuant to the terms of a financial advisory services agreement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held in June 2007.

Item 14.  Principal Accountant Fees and Services.

We incorporate by reference the information contained under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accountants” in our definitive proxy statement for the annual meeting of shareholders to be held in June 2007.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           See Index to Financial Information on page F-1 and Index to Exhibits on page E-1.

(b)           See Index to Exhibits on page E-1.

(c)           Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2007.

GRANITE CITY FOOD & BREWERY LTD.

By	/s/ Steven J. Wagenheim
Steven J. Wagenheim
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Steven J. Wagenheim and Peter P. Hausback, and each of them, acting individually, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Steven J. Wagenheim	President, Chief Executive Officer	February 21, 2007
Steven J. Wagenheim	and Director (Principal Executive Officer)

/s/ Peter P. Hausback	Chief Financial Officer (Principal Financial	February 21, 2007
Peter P. Hausback	Officer and Principal Accounting Officer)

Director
Arthur E. Pew III

/s/ James G. Gilbertson	Director	February 21, 2007
James G. Gilbertson

/s/ Bruce H. Senske	Director	February 21, 2007
Bruce H. Senske

/s/ Eugene E. McGowan	Director	February 21, 2007
Eugene E. McGowan

/s/ Dermot F. Rowland	Director	February 21, 2007
Dermot F. Rowland

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Granite City Food & Brewery Ltd.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Granite City Food & Brewery Ltd. as of December 26, 2006 and December 27, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite City Food & Brewery Ltd. as of December 26, 2006 and December 27, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

Minneapolis, Minnesota
February 20, 2007

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED BALANCE SHEETS

	December 26,	December 27,
	2006	2005
ASSETS:
Current assets:
Cash	$7,671,750	$9,836,231
Inventory	511,146	243,180
Prepaids and other	393,803	218,960
Total current assets	8,576,699	10,298,371

Prepaid rent, net of current portion	503,267	—
Property and equipment, net	54,018,124	33,767,282
Intangible assets and other	760,420	416,937
Total assets	$63,858,510	$44,482,590

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,289,433	$1,007,437
Accrued expenses	5,104,730	3,027,035
Deferred rent, current portion	143,928	117,778
Long-term debt, current portion	259,940	241,747
Capital lease obligations, current portion	1,885,388	679,738
Total current liabilities	9,683,419	5,073,735

Deferred rent, net of current portion	1,603,557	1,207,537
Long-term debt, net of current portion	2,004,986	2,262,180
Capital lease obligations, net of current portion	37,501,605	18,585,630
Total liabilities	50,793,567	27,129,082

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 13,370,331 and 13,226,526 shares issued and outstanding at December 26, 2006 and December 27, 2005, respectively	133,703	132,265
Additional paid-in capital	29,122,306	27,881,089
Accumulated deficit	(16,191,066)	(10,659,846)
Total shareholders’ equity	13,064,943	17,353,508

Total liabilities and shareholders’ equity	$63,858,510	$44,482,590

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 26,	December 27,	December 28,
	2006	2005	2004

Restaurant revenues	$58,328,339	$36,204,536	$30,644,691

Cost of sales:
Food, beverage and retail	17,320,269	10,996,546	9,544,941
Labor	20,832,308	13,016,076	10,790,733
Direct restaurant operating	7,120,312	4,640,093	3,529,839
Occupancy	3,435,291	1,927,454	1,574,119
Total cost of sales	48,708,180	30,580,169	25,439,632

Pre-opening	2,382,266	840,059	728,023
General and administrative	6,821,835	4,978,333	2,390,648
Depreciation and amortization	3,468,426	2,148,213	1,650,957

Operating income (loss)	(3,052,368)	(2,342,238)	435,431

Interest:
Income	99,392	122,350	29,302
Expense	(2,566,009)	(1,445,479)	(1,187,422)
Interest expense, net	(2,466,617)	(1,323,129)	(1,158,120)

Loss before income tax	(5,518,985)	(3,665,367)	(722,689)
Income tax provision	(12,235)	(2,000)	(2,492)
Net loss	(5,531,220)	(3,667,367)	(725,181)
Less: preferred stock dividends declared	—	—	(605,594)
Net loss available to common shareholders	$(5,531,220)	$(3,667,367)	$(1,330,775)

Loss per common share, basic and diluted	$(0.42)	$(0.31)	$(0.25)

Weighted average shares outstanding, basic and diluted	13,249,660	11,870,242	5,400,490

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock shares	Preferred stock shares	Par value	Additional paid- in capital	Stock subscriptions receivable/ dividends distributable	Accumulated deficit	Total Shareholders’ equity
Balance on December 28, 2003	4,044,120	55,500	$40,996	$12,029,001	$702	$(5,746,541)	$6,324,158

Common shares issued upon exercise of options	39,000		390	132,460			132,850
Common shares issued upon exercise of warrants	1,251,054		12,511	394,186		100,989	507,686
Common shares issued upon payment of preferred stock dividends	139,644		1,396	346,376	(702)	(347,070)	—
Common shares issued upon conversion of preferred stock	3,512,640	(55,500)	34,571	(34,571)			—
Issuance of common stock (private placement)	2,614,609		26,147	7,849,649			7,875,796
Issuance of cash dividends on preferred stock						(258,524)	(258,524)
Compensation expense on warrants issued to third party						25,560	25,560
Net loss						(725,181)	(725,181)
Balance on December 28, 2004	11,601,067	—	116,011	20,717,101	—	(6,950,767)	13,882,345

Common shares issued upon exercise of options	110,500		1,105	288,995			290,100
Compensation expense on warrants issued to third party				54,492		(41,712)	12,780
Common shares issued upon exercise of warrants	406,115		4,061	1,873,438			1,877,499
Issuance of common stock (private placement)	1,108,844		11,088	4,947,063			4,958,151
Net loss						(3,667,367)	(3,667,367)
Balance on December 27, 2005	13,226,526	—	132,265	27,881,089	—	(10,659,846)	17,353,508
Compensation expense on options		—	1,030,034				1,030,034
Common shares issued upon exercise of options	116,116		1,161	215,645			216,806
Common shares issued upon exercise of warrants	27,689		277	(281)			(4)
Costs related to private placement				(4,181)			(4,181)
Net loss						(5,531,220)	(5,531,220)
Balance on December 26, 2006	13,370,331	—	$133,703	$29,122,306	$—	$(16,191,066)	$13,064,943

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 26,	December 27,	December 28,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(5,531,220)	$(3,667,367)	$(725,181)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,468,426	2,148,213	1,650,957
Stock option compensation expense	1,030,034	12,780	25,560
Loss on disposal of asset	7,944	67,955	92,505
Deferred rent	251,680	(82,691)	430,000
Changes in operating assets and liabilities:
Inventory	(267,966)	(52,283)	(13,721)
Prepaids and other	(678,110)	116,475	(189,578)
Accounts payable	822,104	225,403	182,696
Accrued expenses	2,097,365	998,836	844,708
Net cash provided by (used in) operating activities	1,200,257	(232,679)	2,297,946

Cash flows from investing activities:
Purchase of:
Property and equipment	(7,678,550)	(5,394,625)	(2,813,499)
Intangible assets and other	(368,931)	(44,832)	(29,560)
Net cash used in investing activities	(8,047,481)	(5,439,457)	(2,843,059)

Cash flows from financing activities:
Payments on capital lease obligations	(1,069,217)	(646,896)	(447,732)
Proceeds from capital lease obligations	5,778,340	—	—
Payments on long term-debt	(239,001)	(226,666)	(198,743)
Payment of dividends	—	(41,068)	(217,456)
Proceeds from long-term debt	—	—	750,000
Proceeds from issuance of stock	212,621	7,125,750	8,516,331
Net cash provided by financing activities	4,682,743	6,211,120	8,402,400

Net increase (decrease) in cash	(2,164,481)	538,984	7,857,287
Cash, beginning	9,836,231	9,297,247	1,439,960
Cash, ending	$7,671,750	$9,836,231	$9,297,247

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,421,662	$1,393,091	$1,146,008
Cash paid for income taxes	$12,235	$2,000	$2,492

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$21,361,332	$8,468,182	$5,675,128
Property and equipment and intangibles purchased and included in accounts payable and accrued expenses	$440,222	$147,370	$11,478
Issuance of common stock in lieu of cash dividends	$—	$—	$347,070

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The first Granite City restaurant opened in St. Cloud, Minnesota in July 1999 and the Company subsequently expanded to other Midwest markets while pursuing its national expansion plans.  During fiscal year 2006, the Company opened restaurants in Kansas City, Olathe, and West Wichita, Kansas, St. Louis Park and Roseville, Minnesota, Omaha, Nebraska and Madison, Wisconsin, bringing the total number of restaurants it operates to 18.  The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies.

The Company’s expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Principles of consolidation and presentation

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiary corporations under which its Kansas locations are operated.  Fifty-one percent of the stock of each of the subsidiary corporations is owned by a resident of Kansas and the Company owns the remainder of the stock of each corporation.  Each resident-owner of the stock of these entities has entered into a buy-sell agreement with each corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the corporation upon certain events, including termination of employment (if employed by the Company) or any event which disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state.  The Company has entered into a master agreement with each separate corporation that permits the operation of the restaurants and leases to each corporation the Company’s property and facilities.  Each corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, the net profit from its operations.  The Company has determined that the foregoing ownership structure will cause these separate corporations to be treated as variable interest entities in which the Company has a controlling financial interest for the purpose of FASB Interpretation 46 (R), Consolidation of Variable Interest Entities (FIN46R).  As such, the corporations are consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in those separate corporations.  All references to the Company in these financial statements relate to the consolidated entity.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America and regulations of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include estimates related to asset lives, lease accounting and revenue recognition.  Actual results could differ from these estimates.

Reclassification

Certain reclassifications have been made to the financial statements for fiscal years 2005 and 2004 in order for them to conform to the presentation of the financial statements for fiscal year 2006.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

Fiscal year

The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes.  Fiscal years 2006, 2005 and 2004 each consisted of 52 weeks.

Fair value of financial instruments

At December 26, 2006 and December 27, 2005, the fair value of cash, inventory and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

Cash

The Company maintains its cash at financial institutions in Minnesota, South Dakota and Kansas.  At times, the bank balances exceed limits insured by federal agencies.

Inventory

Inventory, consisting of food, beverages, retail items and beer production supplies, is stated at the lower of cost or market and determined using the first-in, first-out (FIFO) method.

Prepaid expenses and other current assets

The Company has cash outlays in advance of expense recognition for items such as rent, insurance, fees and service contracts.  All amounts identified as prepaid expenses and other current assets are expected to be utilized during the twelve-month period after the balance sheet dates presented.

Property and equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives.  Leasehold improvements are depreciated over the initial term of the related lease or the estimated useful life, whichever is shorter.  Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are expensed as incurred.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in earnings.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.

The estimated useful lives are as follows:

Computer hardware and software	3 years
Furniture and restaurant equipment	8 years
Brewery equipment	20 years
Building and leasehold improvements	the shorter of the initial lease term or the useful life

The Company accumulates the cost of architecture fees and equipment it has purchased, but not yet placed in service in its construction-in-progress account.  Such equipment includes, but is not limited to, kitchen equipment, audio visual equipment, brewing equipment and computers and technical equipment.

Management reviews property and equipment, including leasehold improvements for impairment when events or circumstances indicate these assets might be impaired in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Management bases this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable.  Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset.  If indicators of impairment are present and if the Company determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. The Company does not believe there are any indicators of impairment with respect to its property and equipment.

Intangible assets and other

Intangible assets are recorded at cost and are reviewed annually for impairment.  Included in intangible assets are trademarks which are amortized straight-line over 20 years.  Also included in intangible assets are transferable liquor licenses which were purchased through open markets in jurisdictions with a limited number of authorized liquor licenses.  These liquor licenses are renewable every year if the Company complies with basic applicable rules and policies governing the sale of liquor in the respective states.  As a result, the Company expects the cash flows from these licenses to continue indefinitely.  Because there is an observable market for transferable liquor licenses and the Company expects them to generate cash flow indefinitely, in accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, the Company does not amortize capitalized liquor licenses as they have indefinite lives.  The cost of non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are not capitalized, but rather expensed as incurred.  The annual renewal fees for each of the Company’s liquor licenses, whether capitalized or expensed, are nominal and are expensed as incurred.

Included in other assets are security deposits and capitalized loan costs.  Capitalized loan costs are amortized straight-line over the term of the financing agreements.  The Company believes that the straight-line method of amortizing its capitalized loan costs over the term of the financing agreements does not differ materially from the effective interest method of amortizing such costs.

Leases and deferred rent

The Company leases most of its restaurant properties.  Leases are accounted for under the provisions of SFAS No. 13 and SFAS No. 98, Accounting for Leases, as well as other subsequent amendments and authoritative literature including FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period.  For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the initial lease term, including the “build-out” or “rent-holiday” period where no rent payments are typically due under the terms of the lease.  Any difference between minimum rent and straight-line rent is recorded as deferred rent.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  Deferred rent also includes a tenant improvement allowance the Company received which is being amortized as a reduction of rent expense on a straight-line basis over the initial term of the lease.

Revenue recognition

Revenue is derived from the sale of prepared food and beverage and select retail items.  Revenue is recognized at the time of sale.  Revenue derived from gift card sales is recognized at the time the gift card is redeemed.  Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets.  The Company recognizes gift card breakage amounts based upon historical redemption patterns, which represent the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote.

Pre-opening costs

Pre-opening costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant’s operations.  Pre-opening costs consist primarily of travel, food and beverage, employee payroll and related training costs.  Beginning in fiscal year 2006, pre-opening expense also includes rental costs under operating leases incurred during a construction period.

Advertising costs

Advertising costs are expensed as incurred.  Total amounts incurred during fiscal years 2006, 2005 and 2004 were $373,188, $126,136 and $111,475, respectively.  Advertising costs are included as a component of restaurant expenses when the expenses are specific to a particular restaurant or market or in corporate-level general and administrative expense when the expenses are non-specific to a given restaurant.

Income taxes

The Company utilizes the liability method of accounting for income taxes.  Deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on tax rates in effect in the years in which the temporary differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets to the amounts that will more likely than not be realized.

Stock-Based Compensation

Effective the beginning of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. The Company implemented SFAS 123(R) using the modified prospective method, which does not result in the restatement of previously issued financial statements.  In all prior periods, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options, but rather disclosed the related pro forma effect on net loss (See Note 11).

Earnings (loss) per share

Basic earnings (loss) per common share is calculated by dividing net income (loss) less the sum of preferred stock dividends declared, by the weighted average number of common shares outstanding in each year. Diluted earnings (loss) per common share assumes that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  Calculations of the Company’s net loss per common share for the years ended December 26, 2006, December 27, 2005 and December 28, 2004 are set forth in the following table:

	Year Ended
	December 26,	December 27,	December 28,
	2006	2005	2004

Net loss	$(5,531,220)	$(3,667,367)	$(725,181)
Less dividends declared	—	—	(605,594)
Net loss available to common shareholders	$(5,531,220)	$(3,667,367)	$(1,330,775)

Loss per common share, basic and diluted	$(0.42)	$(0.31)	$(0.25)

Weighted average shares outstanding, basic and diluted	13,249,660	11,870,242	5,400,490

Stock options and warrants of 3,325,374 at December 26, 2006, 3,361,479 at December 27, 2005, and 3,846,809 at December 28, 2004, were not used in the calculation of diluted loss per share because they were anti-dilutive.  As such, weighted average shares outstanding were the same for both basic and diluted weighted average shares outstanding.

Recent accounting pronouncements

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period.  Generally, the staff position requires companies to expense rental costs incurred during a construction period.  The Company was required to adopt FASB Staff Position No. FAS 13-1 beginning in fiscal year 2006, and as a result, included such rental costs in pre-opening expense during fiscal year 2006.  Prior to the adoption of FASB Staff Position No. FAS 13-1, the Company did not expense rental costs during the construction period, but rather capitalized such costs as then permitted under GAAP.   Had the Company expensed such costs in prior periods, pre-opening expense in fiscal years 2005 and 2004 would have increased by $382,897 and $142,013, respectively.  As a result of the adoption of the staff position, average per-unit pre-opening costs have increased by approximately $30,000 to $115,000 depending upon the lease term and length of construction period.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant.  The Company was required to adopt SFAS 123(R) using the modified prospective method effective the first day of fiscal year 2006.  Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method affects the Company’s reported results of operations, although it does not affect the Company’s overall financial position (see Note 11).

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48,”) which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also provides guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3.  If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented.  The guidance is effective for periods beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statement disclosure.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108.  The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin.  Financial statements would require adjustment when either approach results in quantifying a misstatement that is material.  Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal year 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal year 2006 opening balance in retained earnings.  SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006.  The Company does not believe SAB 108 will have material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

2.              Property and equipment

Property and equipment consisted of the following

	December 26, 2006	December 27, 2005

Land	$18,000	$18,000
Buildings	33,851,945	19,718,797
Leasehold improvements	8,220,963	6,204,704
Equipment and furniture	20,728,013	12,497,003
Construction in progress *	624,422	1,318,241
	63,443,343	39,756,745
Less accumulated depreciation	9,425,219	5,989,463
	$54,018,124	$33,767,282

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	December 26, 2006	December 27, 2005
Architecture fees for future locations	$100,000	$58,000
Equipment at future locations	$400,000	$1,260,000
Equipment at the beer production facility	$125,000	—

Depreciation expense of $3,445,278, $2,128,835 and $1,627,710 is included in depreciation and amortization expense for the years ending December 26, 2006, December 27, 2005 and December 28, 2004, respectively.

3.     Intangible assets and other

Intangible assets and other assets consisted of the following:

	December 26, 2006	December 27, 2005
Intangible assets:
Liquor licenses	$264,415	$264,415
Trademarks	109,741	64,333
Other:
Capitalized loan costs	205,054	93,645
Security deposits	279,427	69,613
	858,637	492,006
Less accumulated amortization	98,217	75,069
	$760,420	$416,937

Amortization expense of $23,148, $19,378 and $23,247 is included in depreciation and amortization expense for the years ending December 26, 2006, December 27, 2005 and December 28, 2004, respectively.  In each of the next five years, the Company anticipates incurring the following amortization expense:  $41,703 in 2007, $41,236 in 2008, $34,492 in 2009, $17,326 in 2010 and $13,863 in 2011.

4.     Accrued expenses

Accrued expenses consisted of the following:

	December 26, 2006	December 27, 2005
Payroll related	$2,205,712	$1,297,625
Deferred revenue from gift cards	1,355,773	915,126
Sales taxes	493,772	251,385
Interest	278,131	123,844
Real estate taxes	245,299	152,322
Insurance	89,646	—
Other	436,397	286,733
	$5,104,730	$3,027,035

5.     Deferred rent

Under the terms of the lease agreement the Company entered into regarding its Lincoln property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as a deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.  Rent expense was reduced by $30,000, $30,000 and $20,000 in fiscal years 2006, 2005 and 2004, respectively.  The deferred rent incentive balance at December 26, 2006 and December 27, 2005 was $370,000 and $400,000, respectively.

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period.  Generally, the staff position requires companies to expense rental costs incurred during a construction period.  The Company was required to adopt FASB Staff Position No. FAS 13-1 beginning in fiscal year 2006, and as a result, included $416,288 of such rental costs in pre-opening expense during fiscal year 2006.  The non-cash portion of such pre-opening rent expense was $305,084.  Prior to the adoption of FASB Staff Position No. FAS 13-1, the Company did not expense rental costs during the construction period, but rather capitalized such costs as then permitted under GAAP, and as a result, included $966,385 in property and equipment.  The Company carried $1,213,964 and $795,895 of such deferred rents on its consolidated balance sheets at December 26, 2006 and December 27, 2005, respectively.

Also included in deferred rent on the Company’s balance sheets at December 26, 2006 and December 27, 2005 is $120,583 and $88,079, respectively, which represents difference between minimum rent payments and straight-line rent.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  Accrued contingent rent included with deferred rent on the Company’s balance sheets as of the end of fiscal years 2006 and 2005 was $42,938 and $41,341, respectively.

6.     Long-term debt

In July 2001, the Company obtained a $1,500,000 loan from an independent financial institution, the proceeds of which were used to pay a portion of the construction and equipment costs for the Fargo location.  The interest rate on the loan was 8.75% per annum and monthly interest and principal payments were based upon a 20-year amortization schedule with the final payment of accrued interest and principal of approximately $1,300,000 due in February 2007.  In August 2006, the Company entered into an amendment to this loan which extended the maturity date from February 2007 to August 2011 while preserving the annual interest rate of 8.75%.  As of the end of fiscal years 2006 and 2005, the loan balance was $1,331,884 and $1,372,249, respectively.  The bank also released its security interest in all collateral for the loan other than tangible personal property and fixtures located at or used in the operation of the Fargo site, and the bank released the guaranties of a director and a former director of the Company.  Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors, remains a guarantor.

In August 2003, the Company obtained a $750,000 loan from the same independent financial institution referenced above for the purchase of equipment for its restaurant located in Des Moines, and in January 2004, the Company obtained a $750,000 loan from that financial institution for the purchase of equipment at its restaurant in Davenport.  As of the end of fiscal years 2006 and 2005, the balances, interest rates and maturity dates of these loans were:

	2006	2005
Des Moines
Loan balance	$451,853	$551,813
Annual interest rate	10.25%	6.125%
Maturity date	August 27, 2010	August 27, 2010

Davenport
Loan balance	$481,189	$579,865
Annual interest rate	6.125%	6.125%
Maturity date	January 6, 2011	January 6, 2011

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

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:

2007	$259,940
2008	277,580
2009	296,693
2010	295,971
2011	1,134,742
$2,264,926

During the years ended December 26, 2006, December 27, 2005 and December 28, 2004, the Company incurred $205,657, $198,437 and $208,259, respectively, in interest expense related to long-term debt.

7.    Leases

Capital leases

As of December 26, 2006, the Company had 16 capital lease agreements related to its restaurant properties.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026 and the remaining two in 2027, all with renewable options for additional periods.  Fourteen of these lease agreements are with the Company’s developer.  Under six of the leases, the Company is required to pay additional percentage rent based upon restaurant sales.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease.

In December 2004, the Company entered into a land and building lease agreement for its beer production facility.  This ten-year lease commenced February 1, 2005, and allows the Company to purchase the facility at any time for one dollar plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.  As such, the lease is classified as a capital lease.

The Company entered into a sale-leaseback agreement for the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008.  A director and a former director of the Company have personally guaranteed these leases.

In August 2006, the Company entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which it may “finance lease” up to $3,000,000 of equipment purchases for three future restaurant locations.  On September 28, 2006, the Company entered into a lease schedule and amendment to this master lease, pursuant to which it is leasing equipment for its restaurant in St. Louis Park valued at $821,158 for an initial lease term of 39 months.  The Company has provided Carlton with a refundable security deposit of $164,220 as well as a security interest in certain other equipment.  At the end of the initial lease term, the Company may (a) purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to the greater of (1) the fair market value of the equipment, or (2) 15% of the original cost of the equipment, or (b) renew such lease for 12 months at a monthly lease payment of $11,223 and take ownership of the equipment thereafter for $1.00.  The Company’s president and chief executive officer was required to personally guarantee payments to be made to Carlton under the lease financing and the Company’s board of directors agreed to compensate him for such guarantee.  The amount of annual compensation will be 3% of the balance of such lease and will be calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period (see Note 9).

In September 2006, the Company entered into an Equipment Lease Commitment and Master Equipment Lease with DHW Leasing, L.L.C. (“DHW”), relating to the lease of furniture, fixtures and equipment for future restaurants.  Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to the Company equipment costing up to $16 million to equip future restaurant locations.  Each lease is expected to be for equipment costing between $800,000 and $1.4 million per restaurant.  Payments due DHW will be based upon a five-year amortization of the purchase price with interest equal to the DHW bank base rate plus a blended 5.4% rate.    The equipment lease contains other customary terms and conditions and the Company will have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.  Although the Company is not obligated to enter into any equipment leases with DHW, management intends to enter into equipment leases with DHW for the foreseeable future.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is the Company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders.  Mr. Wagenheim’s participation in the income and profits of DHW will not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt.  Pursuant to the DHW leasing agreement, the Company has entered into six financing agreements for the assets at the Kansas City, Olathe and West Wichita, Kansas locations as well as the Omaha, Nebraska, Roseville, Minnesota and Madison, Wisconsin locations.  The amount financed on each of these five-year agreements ranged from $1.0 to $1.1 million and the effective interest rate on each lease is approximately 13.8% annually.

As of December 26, 2006, the Company had eight capital lease agreements related to equipment. Of the equipment leases, one expires in 2008, one in 2010, five in 2011 and one in 2012.  The Company’s president and chief executive officer who is also a director has personally guarantied each of these leases (see Note 9).

The Company has entered into a guarantee for the ground lease at its Madison location between its developer and a third party.  The guarantee is not related to the construction payments but rather requires the Company, along with two unrelated individuals, to jointly and severally guarantee the ground lease agreement between its developer and the third party.  The nature and terms of this guarantee require the guarantor to guarantee the prompt and full payment of rent and all other sums due to the landlord under the said lease and the prompt and complete performance of all covenants contained in the lease.  The Company accounts for the full amount of this lease commitment under the ground lease, and as such is not guaranteeing anything beyond what is already required under the ground lease, which is being accounted for as a lease commitment under FASB No. 13.

Included in property and equipment are the following assets held under capital leases:

	December 26, 2006	December 27, 2005
Land	$18,000	$18,000
Building	33,851,945	19,718,797
Equipment and leasehold improvements	7,807,724	1,546,657
	41,677,669	21,283,454
Less accumulated depreciation	3,718,654	2,307,298
	$37,959,015	$18,976,156

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

Operating leases

The land portions of the 16 property leases referenced above, 14 of which are lease agreements with the Company’s developer, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  In addition to such property leases, the Company has obligations under the following operating leases:

In January 2001, the Company entered into a 20-year operating lease for the land upon which the Company built its Fargo restaurant.  Under the lease terms, the Company is obligated to annual rent of $72,000 plus percentage rent based upon restaurant sales.

In August 2005, the Company entered into a 38-month lease agreement for office space for its corporate offices.  The lease commenced October 1, 2005.  At December 26, 2006, annual rent was $38,666 with scheduled annual increases throughout the term of the lease.  Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.

In November 2005, the Company entered into an agreement for a facility in Minneapolis, Minnesota which is used as a test kitchen.  Obligations under this three-year lease agreement began November 1, 2005.  The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.

In March 2006, the Company entered into a lease agreement for the land and building for its St. Louis Park restaurant.  This operating lease expires in 2016 with renewal options for additional periods.

Rental expense for the years ended December 26, 2006, December 27, 2005 and December 28, 2004, was $1,971,865, $1,198,318 and $971,712, respectively.  Included in rent expense at December 26, 2006, December 27, 2005 and December 28, 2004, was $102,115, $81,234 and $95,953, respectively, of contingency rental expense based upon restaurant sales. Contingent rent is accrued based on estimates of probable levels of revenue during the contingency period.

Minimum future lease payments under all leases as of December 26, 2006 are:

	Capital	Operating
Year ended:	Leases	leases
2007	$5,834,575	$2,330,038
2008	5,795,226	2,326,134
2009	5,728,409	2,259,550
2010	5,528,883	2,271,735
2011	5,194,176	2,283,176
Thereafter	52,484,519	28,679,095
Total minimum lease payments	80,565,787	$40,149,728

Less amount representing interest	41,178,794
Present value of net minimum lease payments	39,386,993
Less current portion	1,885,388
Long-term portion of obligations	$37,501,605

The annual interest rates on the land and building leases are between 6.0% and 14.1%.  The annual interest rates on the building improvements and equipment leases are between 6.0% and 19.5%.  The weighted average interest rate on the building capital leases is 10.0%.  Interest expense on these leases was $2,360,352, $1,247,042 and $971,644 for the years ending December 26, 2006, December 27, 2005 and December 28, 2004, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant sales.

8.     Income taxes

The income tax provision allocated to continuing operations consists of the following:

	Year Ended
	December 26,	December 27,	December 28,
	2006	2005	2004
Current, state	$(12,235)	$(2,000)	$(2,492)
Deferred income taxes:
Federal	1,949,922	712,660	(142,084)
State	327,283	218,637	(100,786)
Effect of change in rate used	1,181,202	—	—
Deferred income tax benefit (expense)	3,458,407	931,297	(242,870)

Net change to valuation allowance	(3,458,407)	(931,297)	242,870

Total income tax provision	$(12,235)	$(2,000)	$(2,492)

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss from) continuing operations is as follows:

	2006	2005	2004
Ordinary federal income tax statutory rate	34.00%	15.00%	(15.00)%
Limitation on tax assets	(34.00)	(15.00)	15.00
Taxes provided	0.00%	0.00%	0.00%

The Company changed the tax rate used in its income tax calculation in 2006 due to the growth of the Company.

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.  Temporary differences giving rise to the deferred tax asset consist primarily of the excess of share-based compensation for financial reporting purposes over the amount for tax purposes, general business credit carryforwards and net operating loss carryforwards.  Temporary differences giving rise to the deferred tax liability consist primarily of the excess of amortization and depreciation expense for tax purposes over the amount for financial reporting purposes and taxable gift certificate sales not reported as revenue for financial reporting purposes.

At December 26, 2006, December 27, 2005 and December 28, 2004, for income tax return purposes, the Company had federal net operating loss carryforwards of approximately $13,613,000, $9,340,000 and $6,015,000, respectively, available to offset future taxable income.  If not used, portions of these carryforwards will begin to expire in 2020.  Deferred taxes were calculated using enacted tax rates of 34% for federal in 2006 and 15% in 2005 and 2004, and an estimate based on the mix of income and applicable rates by jurisdiction for state.  In the year ended December 26, 2006, the state estimate is 5.5%.

The components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 26,	December 27,	December 28,
	2006	2005	2004
Deferred tax assets:
Share-based compensation	$394,477	$—	$—
Net operating loss carryforwards	4,959,666	1,712,819	1,101,914
General business credit carryforwards	537,955	170,282	108,779
Other future deductible items	248,813	10,568	4,009
	6,140,911	1,893,669	1,214,702
Deferred tax liabilities:
Amortization	(39,039)	(16,427)	(5,090)
Depreciation	(602,374)	(526,086)	(839,544)
Gift certificate sales	(517,905)	(180,280)	(130,487)
Other future taxable items	(352,310)	—	—
	(1,511,628)	(722,793)	(975,121)

Net deferred tax assets	4,629,283	1,170,876	239,581

Valuation allowance	(4,629,283)	(1,170,876)	(239,581)

Net deferred tax assets net of valuation allowance	$—	$—	$—

The Company has determined, based upon its history, that there is the probability that future taxable income may be insufficient to fully realize the deferred tax assets.  As such, the Company has determined that a full deferred tax valuation allowance is needed at this time.

9.     Commitments and contingencies

Employment Agreement

In June 2005, the Company entered into a three-year employment agreement with Steven J. Wagenheim, its president and chief executive officer, who is also a director of the Company.  The agreement provided for a minimum base salary of $225,000, commencing January 1, 2005, cash incentive compensation for 2005 ranging from $0 to $125,550 based on performance, and a stock option for the purchase of 150,000 shares of common stock.  In February 2006, the compensatory arrangements under the agreement were amended by adopting the 2006 CEO Compensation Plan.  This plan provides for a base salary of $275,000, commencing January 1, 2006, cash incentive compensation for 2006 ranging from $0 to $167,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock.  In addition to annual compensation terms and other provisions, the agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of the Company and his employment terminates.

In August 2006, the Company entered into an at-will employment agreement with Peter P. Hausback that provides for Mr. Hausback to serve as its chief financial officer and principal accounting officer.  The agreement provides for a minimum annual base salary of $215,000.  Mr. Hausback is also eligible to participate in any performance-based cash bonus or equity award plans for senior executives based upon goals established by the board or compensation committee after reasonable consultation with Mr. Hausback.  The extent of Mr. Hausback’s participation in bonus plans for each of the years 2006 and 2007 will be up to $75,000 based upon performance of duties and achievement of performance targets.  The employment agreement provides that a severance payment equal to 12 months of base salary will be made if Mr. Hausback’s employment is terminated in connection with a change of control, by the Company without cause, or by the officer for good reason.

In August 2005, the Company entered into an at-will employment agreement with Daniel H. Bauer that provided for Mr. Bauer to serve as its chief financial officer and principal accounting officer.  In August 2006, Mr. Bauer resigned from such position.  Mr. Bauer’s employment agreement contained terms substantially equivalent to those contained in Mr. Hausback’s employment agreement, including substantially the same severance benefits.  Because Mr. Bauer’s severance benefits were not yet effective and because his employment was not terminated in connection with a change of control, by the Company without cause, or by the officer for good reason, as defined, Mr. Bauer was ineligible for severance benefits upon the termination of his employment.

Related party guaranties

Two of the Company’s directors and one former director have personally guaranteed certain of the Company’s leases and loan agreements.  In connection with the $1.5 million loan the Company obtained to finance its Fargo restaurant in July 2001 and amended in August 2006, the Company entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of the Company’s indebtedness. The agreement contains various covenants, one of which required the Company to use its best efforts to obtain a release of one individual’s guarantee obligation by January 1, 2006.  As of January 1, 2006, the Company had not obtained a release of such obligation, and as such was required to pay him a monthly guarantee fee in the amount of $1,000 until such release was obtained in August 2006 when he and the Company’s former director were released from their guaranties related to this loan agreement.  At a meeting held in March 2004, the Company’s board of directors agreed to compensate its president and chief executive officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of annual compensation is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  During fiscal years 2006, 2005 and 2004, the Company recorded $30,708, $36,581 and $36,554 of such compensation in general and administrative expense, respectively, and paid $15,000, $25,000 and $21,660 of such compensation, respectively.

In August 2006, the Company entered into a lease agreement with Carlton pursuant to which it may finance lease up to $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payment to be made to Carlton under this lease financing agreement.  The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.  Although the Company did not pay any of such compensation during fiscal year 2006, $5,768 of such expense was recorded in general and administrative expense.

In September 2006, the Company entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for future restaurants.  Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to the Company equipment costing up to $16 million to equip future restaurant locations.  Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders.  Mr. Wagenheim’s participation in the income and profits of DHW will not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt.  The Company does not compensate Mr. Wagenheim for this personal guarantee of DHW’s indebtedness.

Development agreement

In October 2002, the Company entered into a development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, L.L.C., a beneficial owner of less than 2% of the Company’s securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for the Company prior to December 31, 2012.  As of December 26, 2006, 14 restaurants had been constructed for us under this development agreement.  The Company is not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  Another developer can be used if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if the Company is sold or merged into another company.  In the case of a merger or sale of the Company, the development agreement may be terminated.

The development agreement provides for a cooperative process between Dunham and the Company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to the Company on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  Generally, the land portion of each lease is classified as an operating lease because the fair value of the land is more than 25% of the property to be leased.  The building portion of the lease is classified as a capital lease because its present value is greater than 90% of the estimated fair value at the beginning of the lease.  The term of each lease is 20 years and may be extended at the Company’s option for up to five additional five-year periods, or the Company may purchase the restaurant real estate for the fair market value during the last year of the original term.

In September 2006, the Company entered into an amendment of this development agreement.  Under the terms of the amendment, in lieu of future adjustments to restaurant leases, lease rates would be increased by 10% commencing on the fifth anniversary of each lease and on each five-year anniversary thereafter.  The lease rate increases applied to three leases in effect at December 26, 2006, as well as future leases.

Dunham also has the right to sell the underlying land and building to third parties or assign these leases.  As of December 26, 2006, Dunham had sold three of the Company’s restaurants sites to third parties.  The assignment or sale of a lease by Dunham has had no material impact on the development agreement.

10.            Common stock warrants

In connection with its initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant to purchase one share of common stock at an exercise price of $5.00 per share.  The agreement that set forth the terms and conditions of the Class A Warrants contained certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock.  As a result of such adjustments, the final of which was made March 31, 2004, the number of shares purchasable under these warrants was 1,072,962 and the exercise price was $4.66 per share.  During fiscal year 2004, 1,072 shares of common stock were issued upon the exercise of such warrants at an exercise price of $4.66 per share.  During fiscal year 2005, 402,897 shares of common stock were issued upon the exercise of such warrants at an exercise price of $4.66 per share.  The remaining warrants expired unexercised on December 15, 2005.

As part of the Company’s initial public offering, the Company sold to the underwriter, for $100, a stock purchase warrant for the purchase of 100,000 units exercisable at $4.95 per unit after June 6, 2001. The agreement that set forth the terms and conditions of the Class A Warrants contained certain anti-dilution provisions.  Pursuant to these provisions, the number of units purchasable upon exercise of these warrants and the related purchase price both required adjustment due to the issuance of common stock in lieu of cash dividends to the holders of the Company’s Series A Convertible Preferred Stock.  These warrants also provided for a cashless exercise provision.  During fiscal year 2004, the Company issued 6,514 units upon the cashless exercise of 19,368 of such warrants.  The remaining warrants expired unexercised on June 6, 2005.

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  The terms of the Series A Preferred provided for automatic conversion of the preferred stock upon certain conditions being met.  The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share.  The terms of such warrants enabled the Company to redeem them for $0.01 per warrant, upon 20 business-days notice, upon the occurrence of an event that gave rise to an automatic conversion of the Series A Preferred.  The Company provided such notice in November 2004 and all outstanding warrants were exercised prior to November 30, 2004.  During fiscal year 2004, 1,727,829 of such warrants were exercised, resulting in an issuance of 1,243,247 shares of common stock.  As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share.  In fiscal year 2004, 221 of such warrants were exercised at $1.58 per share.  During fiscal year 2005, the Company issued 3,218 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 5,455 shares of common stock.  During fiscal year 2006, the Company issued 27,689 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 41,105 shares of common stock.  As of December 26, 2006, December 27, 2005 and December 28, 2004, 241,602, 282,707 and 288,162 of the agent warrants remained exercisable, respectively.

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share.  As of December 26, 2006, none of such warrants had been exercised.

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors, for the sale of approximately $8.5 million of common stock an warrants.  Under this agreement, the Company issued five-year warrants for the option to purchase an aggregate of 1,045,844 shares of common stock at an exercise price of $5.00 per share.  As of September 17, 2006, the Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, a five-year warrant for the option to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  As of December 26, 2006, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the option to purchase an aggregate of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the option to purchase of 55,436 shares of common stock at an exercise price of $6.50 to our placement agent.  As of December 26, 2006, none of such warrants had been exercised.

A summary of the status of the Company’s stock warrants is presented in the table below:

	Number of common	Weighted average exercise	Warrants
	stock shares	price per share	exercisable

Outstanding December 28, 2003	3,192,331	$2.76	3,192,331

Issued	1,183,088	5.00
Exercised	(1,748,490)	1.62
Expired	—	—
Adjustment pursuant to anti-dilution provision	38,880	4.66
Outstanding December 28, 2004	2,665,809	4.46	2,665,809

Issued	277,198	6.50
Exercised	(408,352)	4.62
Expired	(763,140)	4.66
Adjustment due to fractional shares	(36)	—
Outstanding December 27, 2005	1,771,479	4.66	1,771,479

Issued	—	—
Exercised	(41,105)	1.58
Expired	—	—
Outstanding December 26, 2006	1,730,374	$4.74	1,730,374

11.       Stock option plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase up to a maximum of 400,000 shares of the Company’s common stock.  Options are granted at 100% of fair market value, or in the case of incentive stock options granted to employees owning more than 10% of the Company’s outstanding voting stock, at 110% of fair market value.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a four-year period and options are exercisable for no more than ten years from the date of the option.  Under this plan, 35,500 options remained available for grant at December 26, 2006.

The Company has reserved 590,000 shares of common stock for issuance under the 1997 Director Stock Option Plan, of which 88,500 remained available for issuance at December 26, 2006.  Under this plan, the Company automatically grants an option to each outside director on the date such person becomes a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  Each option vests one year after the option is granted and is exercisable for five years from the date of grant. Options are granted at fair market value.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of December 26, 2006 was 1,558,839, of which 571,838 shares remained available for future issuance.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

Under all plans, the Company has reserved 2,548,839 shares of common stock.  A summary of the status of the Company’s stock options as of December 26, 2006, December 27, 2005 and December 28, 2004 and changes during the years ending on those dates is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 28, 2003	1,140,500	$2.92	7.1 years

Granted	90,000	4.53
Exercised	(39,000)	3.41
Forfeited	(10,500)	2.55
Outstanding at December 28, 2004	1,181,000	$3.03	6.3 years

Granted	533,000	$4.58
Exercised	(110,500)	2.63
Forfeited	(13,500)	4.00
Outstanding at December 27, 2005	1,590,000	$3.58	6.7 years

Granted	404,000	$4.19	8.0 years
Exercised	(154,000)	2.48
Forfeited	(245,000)	4.44
Outstanding at December 26, 2006	1,595,000	$3.70	6.1 years	$2,231,962
Options exercisable at December 26, 2006	1,076,502	$3.46	5.2 years	$1,767,742

The following table presents additional information regarding options granted and exercised:

	Year Ended
	December 26, 2006	December 27, 2005	December 28, 2004
Weighted average fair value of stock options granted	$2.73	$2.64	$1.95
Intrinsic value of stock options exercised	$402,900	$225,935	$57,470
Fair value of stock options vested during the year	$1,030,034	$876,125	$435,565

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on December 26, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 26, 2006.  As of December 26, 2006, there was approximately $505,167 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $436,863 is expected to be recognized in fiscal year 2007, $62,197 in fiscal year 2008, $4,395 in fiscal year 2009 and $1,712 in fiscal year 2010.

The following table summarizes information about stock options outstanding at December 26, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00 - $2.00	158,000	4.2 years	$1.61	158,000	$1.61
$2.01 - $3.00	180,000	5.3 years	$2.41	180,000	$2.41
$3.01 - $4.00	698,000	6.0 years	$3.89	502,500	$3.88
$4.01 - $5.00	493,000	7.3 years	$4.40	206,002	$4.54
$5.01 - $6.00	66,000	4.5 years	$5.13	30,000	$5.02

Total	1,595,000	6.1 years	$3.70	1,076,502	$3.46

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant.  On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123(R).  The Company adopted SFAS 123(R) using the modified prospective method effective the first day of fiscal year 2006.

In all prior periods, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method affects the Company’s reported results of operations, although it does not affect the Company’s overall financial position.  If the Company had been accounting for stock-based compensation under SFAS 123(R) during fiscal years 2005 and 2004, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure set forth below:

	Year Ended
	December 27,	December 28,
	2005	2004
Net loss:
As reported	$(3,667,367)	$(725,181)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,104,417)	$(617,058)
Pro forma	$(4,771,784)	$(1,342,239)

Net loss per common share
Basic and diluted as reported	$(0.31)	$(0.25)
Basic and diluted, pro forma	$(0.40)	$(0.36)

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2005 and 2004:

	2005	2004
Dividend yield	None	None
Expected volatility	43.6%	41.8%
Expected life of option	5-10 years	5-10 years
Risk-free interest rate	4.1%-4.3%	4.2%

During fiscal year 2006, the Company granted options to purchase an aggregate of 404,000 shares, estimating the fair value of such options using the Black-Scholes option-pricing model with the following assumptions:  (a) no dividend yield, (b) 48.73% to 58.10% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 4.35% to 5.10%.  The Company recorded total stock-based compensation expense of $1,030,034 in fiscal year 2006.

12.       Preferred stock

The Company’s authorized capital stock consists of 90,000,000 shares of common stock, par value $0.01 per share, 9,940,000 shares of undesignated preferred stock, par value $0.01 per share, and 60,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share.  As of December 26, 2006, no preferred stock was outstanding.

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

The terms of the Series A Preferred provided for automatic conversion, at any time after the second anniversary of the initial issuance of the Series A Preferred, when certain conditions were met.  As of November 4, 2004, the conditions were met and all outstanding shares of preferred stock automatically converted to shares of common stock at that date.  During fiscal year 2003, 100 shares of preferred stock had been converted to common stock while the remaining 55,500 shares of preferred stock were converted to common stock during fiscal year 2004.

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

On November 4, 2004, the last day shares of the Company’s preferred stock were outstanding, the Company authorized cash payment of dividends to holders of its Series A Convertible Preferred Stock as of that date.  Such dividends aggregated $41,068 and were included in accrued expenses on the Company’s balance sheet at December 28, 2004 and were paid on December 31, 2004.

13.       Subsequent events

Rockford and East Peoria, Illinois leases

In January 2007, the Company entered into two 20-year net lease agreements relating to restaurants it anticipates opening in 2007 in Rockford and East Peoria, Illinois, under the terms specified in the development agreement with the Dunham.  Each restaurant will be constructed for the Company on a build-to-suit basis.  The annual rent of each will be equal to 10.5% of the construction cost including land cost.  The Company will be responsible for any real-estate taxes and all operating costs.  The term of each lease will commence when operations begin and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating leases that are incurred during the construction period will be recognized as pre-opening costs, and included in income from continuing operations.

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

10.6

Agreement Concerning Guaranty by and between the Registrant and Steven Wagenheim, Arthur E. Pew III and William Burdick, dated July 17, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 000-29643)).

10.7

Form of Common Stock Purchase Warrant issued by the Registrant to Aethlon Capital, LLC and NDX Financial Services (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).

10.8

Development Agreement between Donald A. Dunham, Jr. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).

10.9

Assignment Agreement among Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).

10.10	Correspondence from Dunham Capital Management, L.L.C. to the Registrant, dated March 17, 2003 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).

10.11

Form of Non-Qualified Stock Option Agreement between the Registrant and certain employees of the Registrant, dated December 27, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).

10.12

Loan Agreement between the Registrant and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).

10.13

Term Note for the principal sum of $750,000 issued by the Registrant, Maker, to First National Bank, Payee, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).

10.14

Security Agreement between the Registrant and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).

10.15

Securities Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated September 17, 2004, including Form of Registration Rights Agreement and Warrant Agreement (incorporated by reference to our Registration Statement on Form S-3, filed October 15, 2004 (File No. 333-119768)).

10.16

Lease—Business Property Agreement between the Registrant and Ellsworth Development Corp., dated December 13, 2004 (incorporated by reference to our Current Report on Form 8-K, filed December 14, 2004 (File No. 000-29643)).

10.17	Form of Non-qualified Stock Option Agreement under the Registrant’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.18	Form of Stock Option Agreement under the Registrant’s 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.19	Form of Stock Option Agreement under the Registrant’s 1997 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.20

Form of Non-qualified Stock Option Agreement under the Registrant’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.21	Form of Incentive Stock Option Agreement under the Registrant’s 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.22

Securities Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated October 21, 2005, including Form of Registration Rights Agreement and Warrant Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 21, 2005 (File No. 000-29643)).

10.23	Master Lease Agreement by and between the Registrant and Carlton Financial

Corporation, dated August 16, 2006 (including lease schedule and form of first amendment thereto) (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).

10.24

Interim Funding Agreement by and between the Registrant and Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).

10.25	Guaranty from Steven J. Wagenheim to Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).

10.26

First Amendment to Loan Agreement by and between First National Bank and the Registrant, effective August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).

10.27

Equipment Lease Commitment by and between DHW Leasing, L.L.C. and the Registrant, dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).

10.28

Master Equipment Finance Lease by and between DHW Leasing, L.L.C. and the Registrant, dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).

10.29

Amendment to Development Agreement by and between Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page to Form 10-K).

31.1

Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Peter P. Hausback, Chief Financial Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Peter P. Hausback, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.