Form 10-K/A
period 2006-12-26
GRANITE CITY FOOD & BREWERY LTD
filed 2007-04-24
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of common stock outstanding as of April 13, 2007 was 15,991,767.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Directors

Our directors are elected annually, by a plurality of the votes cast, to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified.  There are no familial relationships between any director or officer.  The following table and related narrative set forth certain information concerning the members of our board of directors as of April 13, 2007.

Name	Age	Principal Occupation	Position with Company	Director Since
Steven J. Wagenheim	53	President, Chief Executive Officer and Director of Granite City	President, Chief Executive Officer and Director	1997
James G. Gilbertson	45	Vice President, Business Development and Cable Distribution of ValueVision Media, Inc.	Director	1999
Eugene E. McGowan	70	President and Chief Executive Officer of The McGowan Group	Director	2003
Arthur E. Pew III	73	Private Investor	Director	1997
Dermot F. Rowland	69	Private Investor	Director	2004
Bruce H. Senske	52	Vice President of Distribution of U.S. Oil Co., Inc. and Managing Director and Co-Founder of Genoa Business Advisors LLC	Director	1999

Steven J. Wagenheim, our President, Chief Executive Officer and one of our directors, is also one of our founders. Mr. Wagenheim has over 25 years of hospitality industry experience as a corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations.  Mr. Wagenheim previously served as Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., an investment holding company that formerly operated a Champps Americana restaurant in New Brighton, Minnesota.  Between 1989 and 1997, Mr. Wagenheim was involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation.

James G. Gilbertson became one of our directors in November 1999.  Mr. Gilbertson has served as Vice President, Business Development and Cable Distribution for ValueVision Media, Inc., an integrated direct marketing company that sells its products directly to consumers through television, the Internet and direct mail, since December 2005.  From January 2001 to July 2005, Mr. Gilbertson served as Chief Financial Officer of Navarre Corporation, a major distributor of music, software, video games, interactive CD-ROM products and DVD videos.  From January 2003 to July 2005, Mr. Gilbertson also served as a director of Navarre Corporation.  Mr. Gilbertson held various positions at iNTELEFILM Corporation, an entity engaged in television commercial production, from July 1992 through January 2001, including serving as Co-President from August 2000 through January 2001, Chief Operating Officer from April 1996 through January 2001, and Chief Financial Officer from July 1992 through December 1999. Mr. Gilbertson served as Chief Operating Officer of Harmony Holdings, Inc., a corporation involved in the production of television commercials, music videos and related media, from

April 1998 through January 2001.  He also served as Chief Executive Officer, President and a director of webADTV.com, Inc., a corporation involved in Internet enabling the advertising campaign process, from January 2000 through January 2001.

Eugene E. McGowan became one of our directors in January 2003.  Since 2001, Mr. McGowan has been President and Chief Executive Officer of The McGowan Group, a private equity company that invests in early to mid-stage regional companies.  In 1985, he joined Piper Jaffray, Inc. and in 1999 was promoted to Chief Operating Officer of Individual Investor Services with US Bancorp Piper Jaffray where he directed the day-to-day activities of over one hundred branch offices.

Arthur E. Pew III became one of our directors in August 1997.  Retired since 1990, Mr. Pew served as a director of the Pew Charitable Trusts and the Glenmede Trust Company, N.A., both in Philadelphia, Pennsylvania, from October 1996 to March 2005.  Mr. Pew owned several Champps Americana restaurants from 1989 to 1996.

Dermot F. Rowland founded Timber Lodge Steakhouse, Inc. and served as its Chairman of the Board, Chief Executive Officer, Treasurer and one of its directors from 1989 to 1998.  Prior to forming Timber Lodge, Mr. Rowland was involved in the formation and management of Homestyle Buffets, Inc.  He co-founded Homestyle in 1986 and served as its Chairman of the Board, President and Chief Executive Officer until 1991.  From 1973 to 1986, Mr. Rowland served as President of Rowland Companies, Inc., and its subsidiary, Diversified Construction Company, a general contractor.  In such capacity, he assisted in site selection, architectural planning and design, and was responsible for development of various building projects, including restaurants for chains such as Buffets, Inc., Godfather Pizza and Red Lobster.

Bruce H. Senske became one of our directors in November 1999.  Over the last eight years, he has been part of the senior management teams of more than 15 businesses.  Mr. Senske is currently Vice President of Distribution of U.S. Oil Co., Inc. and Managing Director and co-founder of Genoa Business Advisors LLC, a management advisory firm, advising mid-market companies in the areas of operations, finance and organizational design and development.  Between June 2001 and January 2003, Mr. Senske was a Managing Director and co-founder of Volition Advisory Group, LLC, a management advisory firm specializing in assisting companies in transition.  From June 1998 until May 2001, Mr. Senske was a Managing Partner at Manchester Companies, a private investment and management-consulting firm formed in 1993.  From September 1999 to September 2000, he served as Interim Chief Executive Officer of Telident, Inc., a NASDAQ company which designed, manufactured and marketed proprietary hardware and software systems to provide the exact location of a 911 telephone call.  Mr. Senske served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of U-Ship, Inc., a NASDAQ company, from January 1993 to June 1998.  Prior to 1998, Mr. Senske was Vice President of Strategic Marketing and Product Planning at Vocam Systems, Inc., a manufacturer of transportation management software systems, which became of division of the Pitney Bowes Company in 1990.  In addition, Mr. Senske spent eight years with US Bank leaving there in the capacity of Senior Vice President of Commercial Lending.

Our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of our Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports.  To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that one report on Form 4 setting forth the director stock option grant for 15,000 shares to Eugene E. McGowan on January 1, 2006, was not filed on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors.  Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K and applicable NASDAQ Marketplace Rules.  Our Code of Business Conduct and Ethics is posted on our website at www.gcfb.net and is available, free of charge, upon written request to our Chief Financial Officer at 5402 Parkdale Drive, Suite 101, Minneapolis, MN 55416.  We intend to disclose any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.gcfb.net.

Audit Committee Matters

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Each member of our audit committee is independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market and Exchange Act Rule 10A-3.  Further, no member of our audit committee participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years.

Pursuant to our listing agreement with the NASDAQ Stock Market, each member of our audit committee is able to read and understand fundamental financial statements, including an issuer’s balance sheet, income statement, and cash flow statement and at least one member of the committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication.  In addition, our board of directors has determined that James G. Gilbertson is an “audit committee financial expert” as such term is defined by Item 407(d)(5) of Regulation S-K.  Our audit committee financial expert and the other members of our audit committee are independent, as independence for audit committee members is defined in the Marketplace Rules of the NASDAQ Stock Market.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our compensation committee is committed to an executive compensation philosophy that attracts and retains executive officers, motivates executive officers to achieve our company’s business objectives, and aligns the interests of key leadership with the long-term interests of our company’s shareholders.  The current objectives of our compensation program are to pay compensation at or above market level for the industry, and to link pay to performance by encouraging executive officers to focus on sales, income from operations, expense control and earnings per share.

Setting Executive Compensation

Executive compensation is intended to support our company’s performance goals.  Accordingly, the committee believes that a high percentage of compensation should be tied to the performance of our company and the individual’s contribution to our company’s performance.  This philosophy is illustrated by the committee’s practice of tying annual incentive compensation to our company’s key metrics.

The committee endeavors to set total compensation, including base salary, annual incentive compensation and equity incentives, at or above market level for the industry to attract top management during our company’s early growth years.  In making its compensation decisions, the committee periodically references guides published by the National Restaurant Association for data on salary and benefit practices within the restaurant industry.  In addition, the committee in 2006 engaged HCE Hospitality Compensation Exchange to provide benchmarks for base salary, cash bonuses and total compensation for our chief executive officer, chief financial officer and chief operating officer.  The companies used for benchmarking purposes were Ark Restaurants Corp., Bertucci’s Corp., BJ’s Restaurants, Inc., Bubba Gump Shrimp Co. Restaurants, Inc., Cameron Mitchell Restaurants, LLC, Elephant & Castle Group, Inc., Fired Up, Inc., Fox Restaurant Concepts, Grill Concepts Inc., J. Alexander’s Corp., Kona Grill, Margaritas Management Group, Max & Erma’s Restaurants, Inc., Ram International, Smith and Wollensky Restaurant Group, and Tumbleweed Inc.  The committee benchmarks total compensation at or above the average for this peer group.

The committee generally commences its review of compensation for our executive officers during the fourth quarter of each year with the final determination of base salary, annual incentive compensation and equity incentives in April of each year.  Changes in annual base compensation, if any, may be implemented retroactive to the beginning of the fiscal year following completion of our audited financial statements for the prior fiscal year and the filing of such financial statements on Form 10-K.  By April 2008, the committee intends to have the compensation of each named executive officer on the same review cycle.

Compensation Policies

Employment Agreements:  We have entered into employment agreements with our chief executive officer and our chief financial officer.  We had an employment agreement with our former chief financial officer.  Based on the analysis of senior executive compensation practices in the food service industry and other relevant executive compensation factors and trends, the committee believes that employment agreements are customary at this level of leadership.  Each of these agreements is described in detail in the narrative following “Potential Payments upon Termination or Change in Control.”  We have not entered into employment agreements with any other employees.

Change-in-Control Agreements:  The above-referenced employment agreements contain provisions related to a change-in-control of our company.  Each of these agreements is described in detail in the narrative following “Potential Payments upon Termination or Change in Control.”  In addition, our 2002 Equity Incentive Plan provides that awards issued under that plan are fully vested and all restrictions on the awards lapse in the event of a change in control, as defined in such plan.  We do not maintain any other change-in-control policies or plans.

Severance Policy:  The above-referenced employment agreements contain provisions related to severance payments upon termination of employment.  Each of these agreements is described in detail in the narrative following “Potential Payments upon Termination or Change in Control.”  We do not maintain any other severance policies or plans.

Recoupment Policy Relating to Unearned Incentive Compensation:  It is the committee’s policy to make retroactive adjustments to any cash or equity based incentive compensation paid to executive officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement.  Where applicable, our company may seek to recover any amount determined to have been inappropriately received by the individual executive.

The employment agreement with our chief executive officer provides that the board may require reimbursement of any incentive compensation previously paid if our chief executive officer breaches certain provisions of his employment agreement, or if our chief executive officer becomes obligated to disgorge to or reimburse our company for any compensation paid or payable to him by reason of the application of Section 304 of the Sarbanes-Oxley Act of 2002.  This employment agreement is described in detail in the narrative following “Potential Payments upon Termination or Change in Control.”

Impact of Tax and Accounting Treatment on Compensation Decisions:  The committee makes every reasonable effort to ensure that all compensation paid to our executive officers is fully deductible, provided it determines that application of applicable limits are consistent with our needs and executive compensation philosophy.  Our income tax deduction for executive compensation is limited by Section 162(m) of the Internal Revenue Code to $1 million per executive per year, unless compensation above that amount is “performance-based.”  This limit applies to our chief executive officer and the other executive officers that are most highly compensated.  They are identified in the Summary Compensation Table below.  We have not had any deductions limited by Section 162(m) of the Internal Revenue Code to date.

Guarantee Fees:  In March 2004, our board agreed to compensate our chief executive officer for his personal guaranties of certain equipment loans.  During 2006, we accrued $30,708 of such fees and paid $15,000 of such fees.  In August 2006, our board agreed to compensate our chief executive officer for his personal guaranty of certain equipment lease financing.  During 2006, we accrued $5,768 of such fees, none of which had been paid as of fiscal year end.  The committee does not consider such guarantee fees in setting our chief executive officer’s compensation as these fees are not considered to be compensation to our chief executive officer for his services to our company as an employee.

Components of Executive Officer Compensation

Base Salary.  Executive officers receive a base salary to compensate them for services rendered throughout the year.  Base salary is intended to recognize each officer’s responsibilities, role in the organization, experience level, and contributions to the success of our company.  The committee sets base salaries for the executive officers at or above market level for the industry based on our benchmarking data.

Pursuant to the terms of our employment agreement with our chief executive officer, the committee reviews his performance and base salary level each year.  The committee has the sole discretion to increase (but not decrease) his base salary.  Pursuant to the terms of our employment agreement with our chief financial officer, the board has the sole discretion to increase (but not decrease) his base salary.  The committee makes base salary adjustments for the other executive officers based on the recommendation of our chief executive officer.

Annual Incentive Compensation.  Executive officers receive annual incentive compensation to reward achievement of our key financial performance goals.  These annual key financial performance goals are sales, store-level EBITDA, general and administrative cost control, and earnings per share.  They are based on annual operating budgets established by management and submitted to the board for review.  Annual incentive compensation is paid in cash.  The targeted amounts for annual incentive compensation are set at or above market level for the industry based on our benchmarking data.

Annual incentive compensation for executive officers during 2006 was paid in accordance with a senior management bonus plan.  The amount of annual incentive compensation paid to our chief executive officer and our chief financial officer is computed in accordance with procedures set forth in their employment agreements.  The senior management bonus plan provides for quarterly bonuses based on our company’s financial performance, within minimum and maximum ranges.  The specific ranges applicable to our named executive officers for 2006 appear below in the table under the caption “Grants of Plan-Based Awards.”  In addition, the ranges applicable to our chief executive officer and chief financial officer for 2007 appear below in the narrative following “Potential Payments upon Termination or Change in Control.”  The bonus payouts are based on year-to-date metrics tied to the annual operating budget approved by the board.  Fifty percent of the quarterly bonuses paid to our chief executive officer, chief financial officer and chief operating officer are held in reserve, subject to verification of our company’s performance after audited financial results become available.  We intend to use this methodology for all executive officer annual incentive compensation during 2007.

In addition to the annual incentive compensation paid pursuant to the terms of his employment agreement, the committee paid our chief executive officer a merit bonus in recognition of his role in our company’s performance during 2005.  Our chief executive officer, also the founder of our company, received no base salary for a number of years.  This merit bonus was intended to reflect our company’s performance during 2005 and begin to bring his total compensation in line with other chief executive officers in the industry.

Stock Option Awards.  The committee grants stock options to provide additional incentives to maximize our company’s share value, and to make equity ownership an important component of executive compensation.  Stock option award levels are determined based on market data, and vary based on an individual’s position within our company, time at our company, and contributions to our company’s performance.  Stock options are granted at the closing market price of our common stock on the date of grant and vest over time.  During 2006, we granted stock options to our chief executive officer and our chief financial officer in accordance with their employment agreements.  Other stock options are granted from time to time based on the recommendation of our chief executive officer.

Perquisites and Other Personal Benefits

We provide the named executive officers with certain perquisites and other personal benefits.  These perquisites and other personal benefits include a car allowance, health care and life insurance, and long term disability insurance.  During 2006, we also paid certain moving expenses of our chief financial officer.  Further, under his employment agreement, our chief financial officer receives a life insurance benefit at a level in excess of that generally available to our salaried employees.  The committee believes the perquisites and other personal benefits of our executive officers are standard for the industry.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for fiscal year 2006:

Name and Principal Position	Year	Salary ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)	Total ($)
Steven J. Wagenheim President and Chief Executive Officer	2006	275,000	375,936	87,840	15,760	754,536
Peter P. Hausback Chief Financial Officer (e)	2006	79,739	283,985	14,588	22,097	400,409
Timothy R. Cary Chief Operating Officer	2006	214,623	62,342	65,880	11,305	354,150
Monica A. Underwood Corporate Controller	2006	112,452	17,045	18,300	—	147,797
Daniel H. Bauer Former Chief Financial Officer(f)	2006	151,799	—	40,313	2,352	194,464
James H. Hughes Former Senior Vice President, Operations(g)	2006	114,983	—	—	6,116	121,099

(a)                                     As of April 2007, the named executive officers set forth above who continue to be employed by our company had the following annual base salaries:  Mr. Wagenheim, $300,000; Mr. Hausback, $215,000; Mr. Cary, $225,000; Ms. Underwood, $118,500.

(b)                                    Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006 for outstanding stock options in accordance with FAS 123R.  The assumptions made in the valuation are those set forth in the “Stock Option Plans” note to our consolidated financial statements.  The named executive officers who were not serving as executive officers of our company at fiscal year end 2006, Messrs. Bauer and Hughes, forfeited options to purchase 175,000 shares of common stock and 60,000 shares of common stock, respectively, 90 days after their termination dates.  Had such options not been forfeited, we would have recognized $183,269 and $33,512, respectively, in expense for financial statement reporting purposes for such stock options with respect to fiscal year 2006 in accordance with FAS 123R.

(c)                                     Represents annual incentive compensation earned under our senior management bonus plan.  Awards under this plan are paid in the year following the year in which they are earned.  Further information regarding such plan appears in Compensation Discussion and Analysis.

(d)                                    Unless otherwise reported in this footnote, these amounts represent car allowances.  Mr. Hausback’s entry also includes (1) the reimbursement of moving expenses in the amount of $20,000 and (2) $562 in life insurance premiums paid under his employment contract that provide a life insurance benefit in excess of that generally available to our salaried employees.

(e)                                     Mr. Hausback joined our company as Chief Financial Officer in August 2006.

(f)                                       Mr. Bauer resigned as our Chief Financial Officer in August 2006.  Under his employment agreement, Mr. Bauer received a pro-rated amount of his non-equity incentive plan compensation.

(g)                                    Mr. Hughes resigned as our Senior Vice President, Operations in July 2006.

Grants of Plan-Based Awards

The following table sets forth information concerning non-equity incentive plan awards made in fiscal year 2007 for fiscal year 2006 performance and equity incentive plan awards granted in fiscal year 2006 to our named executive officers:

					All Other		Grant
					Option		Date Fair
		Estimated Possible Payouts			Awards:	Exercise	Value of
		Under Non-Equity Incentive			Number of	or Base	Stock and
		Plan Awards(a)			Securities	Price of	Option
		Threshold	Target	Maximum	Underlying	Option	Awards
Name	Grant Date	($)	($)	($)	Options(b)	Awards	($)(c)
Steven J. Wagenheim	2/22/06	39,600	120,000	167,400	100,000	4.23	279,000
Peter P. Hausback	8/14/06	24,750	75,000	104,625	175,000	3.99	484,750
Timothy R. Cary	—	29,700	90,000	125,550	—	—	—
Monica A. Underwood	—	8,250	25,000	34,875	—	—	—
Daniel H. Bauer	—	24,750	75,000	104,625	—	—	—
James J. Hughes	—	8,250	25,000	34,875	—	—	—

(a)                                  Represents amounts that could have been paid under our senior management bonus plan for services rendered during fiscal year 2006.  The threshold entries reflect the minimum dollar amount that would have been paid for a certain level of performance under the plan.  Had such performance not been attained, dollar amounts would not have been earned under our senior management bonus plan.  The actual amounts earned during fiscal year 2006, and paid in 2007, are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.  Mr. Hausback’s estimated possible payouts under non-equity incentive plan awards set forth above assume full-year employment.  Mr. Hausback, who joined our company in August 2006, received a pro-rated amount of such non-equity incentive plan compensation.

(b)                                 These ten-year options were granted under our 2002 Equity Incentive Plan.  The option granted to Mr. Wagenheim vested in full on December 31, 2006.  The option granted to Mr. Hausback vested as to three-sevenths of the shares purchasable thereunder on August 14, 2006, vests as to five-sevenths of the shares purchasable thereunder on August 14, 2007, and vests in full on August 14, 2008.

(c)                                  Represents the grant date fair value of each such stock option computed in accordance with FAS 123R.

The material terms of the employment agreements of our chief executive officer and chief financial officer are set forth below in the narrative following “Potential Payments upon Termination or Change in Control.”  Discussion regarding salaries, non-equity incentive compensation and total compensation appears above in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by our named executive officers at fiscal year end 2006:

	Option Awards
	Number of Securities Underlying		Number of Securities Underlying
	Unexercised		Unexercised	Option
	Options		Options	Exercise
	(#)		(#)	Price	Option
Name	Exercisable		Unexercisable	($)	Expiration Date
Steven J. Wagenheim	20,000	(a)	—	4.00	12/14/2009
	25,000	(b)	—	1.65	12/30/2011
	30,000	(c)	—	2.45	2/11/2013
	37,500	(c)	12,500	3.62	10/24/2013
	75,000	(d)	75,000	4.31	3/15/2015
	—	(e)	100,000	4.23	2/22/2016
Peter P. Hausback	75,000	(f)	100,000	3.99	8/14/2016
Timothy R. Cary	120,000	(c)	—	4.00	10/8/2010
	63,000	(b)	—	1.65	12/26/2011
	30,000	(c)	—	2.45	2/11/2013
	37,500	(c)	12,500	3.62	10/24/2013
	16,667	(g)	33,333	4.31	3/15/2015
Monica A. Underwood	2,500	(c)	—	1.65	12/26/2011
	20,000	(b)	—	2.45	2/11/2013
	7,500	(c)	2,500	3.62	10/24/2013
	5,000	(c)	10,000	4.31	3/15/2015
Daniel H. Bauer	—		—	N/A	N/A
James J. Hughes	—		—	N/A	N/A

(a)                                     This option is exercisable for one-half of the shares purchasable thereunder on the first anniversary of the date of grant and in full on the second anniversary of the date of grant.

(b)                                    This option is exercisable in full on the date of grant.

(c)                                     This option is exercisable for one-fourth of the shares purchasable thereunder on the first anniversary of the date of grant, one-half of the shares purchasable thereunder on the second anniversary of the date of grant, three-fourths of the shares purchasable thereunder on the third anniversary of the date of grant and in full on the fourth anniversary of the date of grant.

(d)                                    This option is exercisable for one-half of the shares purchasable thereunder on the date of grant, five-sixths of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant.

(e)                                     This option became exercisable in full on December 31, 2006.

(f)                                       This option is exercisable for three-sevenths of the shares purchasable thereunder on the date of grant, five-sevenths of the shares purchasable thereunder on the first anniversary of the date of grant and in full on the second anniversary of the date of grant.

(g)                                    This option is exercisable for one-third of the shares purchasable thereunder on the first anniversary of the date of grant, two-thirds of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant.

Option Exercises and Stock Vested

The following table sets forth information concerning each exercise of stock options by our named executive officers at fiscal year end 2006:

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(a)
Steven J. Wagenheim	—	—
Peter P. Hausback	—	—
Timothy R. Cary	—	—
Monica A. Underwood	20,000	54,800
Daniel H. Bauer	—	—
James J. Hughes	12,116	78,000

(a)                                  The value realized on exercise is calculated using the market price of our common stock at the time the option exercise is executed.

Potential Payments upon Termination or Change in Control

Upon the termination of a named executive officer, such person may be entitled to payments or the provision of other benefits, depending on the event triggering the termination.  The committee believes that the triggering events for Mr. Hausback, set forth in his employment agreement, are in line with current compensation trends.  The triggering events for Mr. Wagenheim were determined during the negotiation of his employment agreement in 2005, and will be revisited when his agreement is renegotiated.  The events that would trigger a named executive officer’s entitlement to payments or other benefits upon termination, and the value of the estimated payments and benefits are described in the following table, assuming a termination date and, where applicable, a change in control date of December 26, 2006, and a stock price of $5.10 per share, which was the price of one share of our common stock on December 26, 2006 (the last trading day of fiscal year 2006):

	Steven J. Wagenheim	Peter P. Hausback	Timothy R. Cary	Monica A. Underwood	Daniel H. Bauer	James J. Hughes
Involuntary Termination without Cause, or Voluntary Termination for Good Reason, not upon a Change in Control
Severance/Salary Continuation	0	215,000	0	0	0	0
COBRA Continuation Payments	0	11,290	0	0	0	0
Total:	0	226,290	0	0	0	0
Involuntary or Good Reason Termination within 12 months following Change in Control
Severance	412,500	215,000	0	0	0	0
COBRA Continuation Payments	11,290	11,290	0	0	0	0
Gain on Accelerated Stock Options	38,250	111,000	31,271	7,650	0	0
Total:	462,040	337,290	31,271	7,650	0	0
Change in Control
Gain on Accelerated Stock Options	38,250	111,000	31,271	7,650	0	0
Total:	38,250	111,000	31,271	7,650	0	0

Employment Agreement with Steven J. Wagenheim

In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our President and Chief Executive Officer, who is also a director of our company.  The agreement provided for a minimum base salary of $225,000, commencing January 1, 2005.  In February 2006, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $275,000, commencing January 1, 2006.  In April 2007, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007.  Any salary increase for 2008 will be reviewed at a later date by our compensation committee, which will assess officer and company performance during 2007, with any future increase to be effective April 1, 2008.

The agreement establishes performance metrics for incentive cash compensation based on our annual business plan, whereby the amount of achievement against each objective will determine the level of incentive cash compensation.  Such metrics are divided into four categories: (1) sales, (2) store-level EBITDA, (3) general and administrative cost control, and (4) earnings per share.  In 2006, Mr. Wagenheim received cash incentive compensation of $87,840.  Depending upon performance, Mr. Wagenheim’s cash incentive compensation for 2006 could have ranged from $39,600 for performance that achieved minimum performance on all measures, to $120,000 for performance that achieved 100% of target performance on all measures, to $167,400 for performance that achieved substantially more than target performance on all measures.  For 2007, Mr. Wagenheim’s cash incentive compensation could range from $46,200 for performance that achieves minimum performance on all measures, to $140,000 for performance that achieves 100% of target performance on all measures, to $197,400 for performance that achieves substantially more than target performance on all measures.  Mr. Wagenheim’s performance is assessed pursuant to the foregoing measures on a quarterly basis.  Half of any incentive cash compensation earned is paid quarterly and the remaining half of any incentive cash compensation is paid at year-end, following a performance versus plan reconciliation.  Incentive cash compensation for 2008 will be reviewed by our compensation committee at a later date as the annual business plan is approved by the board.

Mr. Wagenheim’s employment agreement provides that upon his involuntary termination without cause within 12 months following a change in control of our company, as defined in the agreement, or Mr. Wagenheim’s voluntary termination for good reason in anticipation of a change in control, he would be entitled to receive severance pay equal to 18 months of salary.  In addition, we would be obligated to pay on Mr. Wagenheim’s behalf the premiums applicable to his continuation of health and dental insurance benefits that he elects under COBRA, for up to 12 months.  The employment agreement and the 2002 Equity Incentive Plan also provide that such termination would cause the immediate vesting of any unvested stock options then held by Mr. Wagenheim.  Furthermore, Mr. Wagenheim has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noncompetition and nonrecruitment provisions during the term of his employment and for a period of one year thereafter.

Employment Agreement with Peter P. Hausback

In August 2006, we entered into an at-will employment agreement with Peter P. Hausback that provides for Mr. Hausback to serve as our Chief Financial Officer and Principal Accounting Officer, commencing August 14, 2006.  The agreement provides for a minimum annual base salary of $215,000.  Mr. Hausback is also eligible to participate in any performance-based cash bonus or equity award plans for senior executives based upon goals established by the board or compensation committee after reasonable consultation with Mr. Hausback.  In 2006, Mr. Hausback received cash incentive compensation of $14,588.  Depending upon performance, Mr. Hausback’s cash incentive compensation for 2006 could have ranged from $24,750 for performance that achieved minimum performance on all measures, to $75,000 for performance that achieved 100% of target performance on all measures, to $104,625 for performance that achieved substantially more than target performance on all measures.  Mr. Hausback’s estimated possible payouts under non-equity incentive plan awards set forth above assumes full-year employment.  Mr. Hausback joined our company in August 2006 and as a consequence, received a pro-rated amount of non-equity incentive plan compensation.  For 2007, Mr. Hausback’s cash incentive compensation could range from $24,750 for performance that achieves minimum performance on all measures, to $75,000 for performance that achieves 100% of target performance on all measures, to $106,875 for performance that achieves substantially more than target performance on all measures.  Pursuant to his employment agreement, however, the extent of Mr. Hausback’s participation in the annual incentive compensation plan for 2007 will be up to $75,000.  Mr. Hausback’s performance is assessed pursuant to the foregoing measures on a quarterly basis.  Half of any incentive cash compensation earned is paid quarterly and the remaining half of any incentive cash compensation is paid at year-end, following a performance versus plan reconciliation.  Incentive cash compensation for 2008 will be reviewed by our compensation committee at a later date as the annual business plan is approved by the board.

Mr. Hausback’s employment agreement provides that a severance payment equal to 12 months of base salary (and a pro-rata portion of any bonus as of the date of termination) will be made if his employment is terminated in connection with a change in control, by our company without cause, or by the officer for good reason, including, but not limited to, a reduction of the officer’s compensation; a reduction of authority and responsibility, a relocation of place of employment; or a breach of the employment agreement by our company.  In addition to the foregoing severance payments, we have agreed to reimburse Mr. Hausback for medical (COBRA) benefits for the period covered by the severance payments.  The 2002 Equity Incentive Plan also provides that such termination upon a change in control would cause the immediate vesting of any unvested stock options then held by Mr. Hausback.  Furthermore, Mr. Hausback has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noninterference and nonrecruitment provisions during the term of his employment and for a period of two years thereafter.

Former Employment Agreement with Daniel H. Bauer

In August 2005, we entered into an at-will employment agreement with Daniel H. Bauer that provided for Mr. Bauer to serve as our Chief Financial Officer and Principal Accounting Officer.  In August 2006, Mr. Bauer resigned as our Chief Financial Officer and Principal Accounting Officer.  Mr. Bauer’s employment agreement contained terms substantially equivalent to those contained in Mr. Hausback’s employment agreement, including substantially the same severance benefits.  Because Mr. Bauer’s severance benefits were not yet effective and because his employment was not terminated in connection with a change of control, by our company without cause, or by the officer for good reason, as defined, Mr. Bauer was ineligible for severance benefits upon the termination of his employment.

2002 Equity Incentive Plan

The 2002 Equity Incentive Plan provides that involuntary termination of any optionee in connection with a change in control will cause the immediate vesting of any unvested stock options then held by the optionee.

Compensation of Directors

In March 2005, the compensation committee authorized a compensation arrangement with non-employee directors.  Such arrangement addresses (1) annual retainer, (2) board meeting fees, (3) committee meeting fees, and (4) stock option awards.  Non-employee directors receive (1) an annual retainer of $6,000, paid quarterly on the first day of each quarter, (2) $500 per meeting for attending board meetings and the annual meeting of shareholders (or $250 per meeting for attendance telephonically), and (3) $250 per meeting for attending committee meetings (whether in person or telephonically).  Non-employee directors also receive automatic awards of stock options for the purchase of 15,000 shares of common stock per year under the 1997 Director Stock Option Plan (the “DSOP”).  Effective July 2007, awards may no longer be made under the DSOP.  The compensation committee is presently evaluating alternative means of continuing to provide equity awards to non-employee directors.

Compensation of our directors during 2006 appears in the following table:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (a)	All Other Compensation ($)(b)	Total ($)
James G. Gilbertson	9,500	33,686	0	43,186
Eugene E. McGowan	9,500	33,733	0	43,233
Arthur E. Pew III	9,500	33,315	7,000	42,815
Dermot F. Rowland	9,250	28,026	0	37,276
Bruce H. Senske	10,500	33,686	0	44,186
William E. Burdick(c)	0	305	0	305

(a)                              Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006 for outstanding stock options in accordance with FAS 123R.  Our non-employee directors held the following unexercised options at fiscal year end 2006:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James G. Gilbertson	15,000	—	4.00	11/26/2008
	15,000	—	5.019	11/26/2009
	15,000	—	4.97	11/26/2010
	—	15,000	5.24	11/26/2011
Eugene E. McGowan	15,000	—	2.27	1/1/2008
	15,000	—	3.98	1/1/2009
	15,000	—	4.90	1/1/2010
	—	15,000	4.74	1/1/2011
Arthur E. Pew III	15,000	—	1.26	8/18/2007
	15,000	—	2.161	8/18/2008
	15,000	—	4.25	8/18/2009
	15,000	—	5.00	8/18/2010
	—	15,000	4.00	8/18/2011
Dermot F. Rowland	15,000	—	4.91	5/27/2009
	15,000	—	3.41	5/27/2010
	—	15,000	4.16	5/27/2011
Bruce H. Senske	15,000	—	1.60	11/26/2007
	15,000	—	4.00	11/26/2008
	15,000	—	5.019	11/26/2009
	15,000	—	4.97	11/26/2010
	—	15,000	5.24	11/26/2011
William E. Burdick	—	—	N/A	N/A

(b)                             Represents $1,000 per month fee paid over the course of seven months to Mr. Pew pursuant to a loan guarantee involving our Fargo restaurant.  Further information on such fee appears in “Certain Relationships and Related Transactions.”

(c)                              Mr. Burdick, who served as a director and as our brewmaster through January 2006, earned cash compensation for his service as our brewmaster of $38,077 and $4,333 for a car allowance during 2006.  Such amounts do not appear in the foregoing table because they were not paid to Mr. Burdick in consideration of his service to our company as a director.  Mr. Burdick forfeited options to purchase 10,000 shares of common stock after his termination date.  Had such options not been forfeited, we would have recognized $9,279 in expense for financial statement reporting purposes for such stock options with respect to fiscal year 2006 in accordance with FAS 123R.

Director Option Exercises

On November 22, 2006, Bruce H. Senske exercised a stock option for the purchase of 15,000 shares of common stock at an aggregate exercise price of $15,000.  On the same date, the closing market price of our common stock on the NASDAQ Capital Market was $5.24 per share.  On August 18, 2006, Arthur E. Pew III exercised a stock option for the purchase of 15,000 shares of common stock at an aggregate exercise price of $20,700.  On the same date, the closing market price of our common stock on the NASDAQ Capital Market was $4.00 per share.

On November 17, 2006, William E. Burdick, one of our former directors, exercised (a) a stock option for the purchase of 20,000 shares of common stock at an aggregate exercise price of $80,000, (b) a stock option for the purchase of 9,000 shares of common stock at an aggregate exercise price of $14,850, (c) a stock option for the purchase of 15,000 shares of common stock at an aggregate exercise price of $36,750 and (d) a stock option for the purchase of 10,000 shares of common stock at an aggregate exercise price of $36,200.  On the same date, the closing market price of our common stock on the NASDAQ Capital Market was $5.07 per share.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are identified below under “Compensation Committee Report.”  None of the members was an officer or employee of Granite City Food & Brewery Ltd. during fiscal year 2006 or in any prior year and none of the members had any relationship requiring disclosure under Item 404(a) of Regulation S-K.  There were no compensation committee interlocks as described in Item 407(e)(4) of Regulation S-K.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis that appears herein.  Based on such review and discussions, the committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our 2006 Annual Report on Form 10-K/A and our proxy statement on Schedule 14A.

The name of each person who serves as a member of the committee is set forth below.

Respectfully submitted,
/s/ Eugene E. McGowan, Chairman
/s/ Arthur E. Pew III
/s/ Bruce H. Senske
The Compensation Committee

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of April 13, 2007, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each executive officer named in the summary compensation table above, and (d) all current executive officers and directors as a group.  The percentage of beneficial ownership is based on 15,991,767 shares outstanding as of April 13, 2007.  As indicated in the footnotes, shares issuable pursuant to warrants and options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person.  Except as otherwise noted below, the named individual has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security.  Unless otherwise indicated, the address for each listed shareholder is c/o Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (1)		Percentage of Common Stock (1)
Steven J. Wagenheim (2)	1,671,222	(3)	10.2%
Arthur E. Pew III (2)	1,442,687	(4)	9.0%
William Blair & Company, LLC (5)	1,372,423		8.6%
Brewing Ventures LLC	1,246,875		7.8%
Gary M. Winston (6)	973,201	(7)	6.1%
Solstice Capital Management, LLC (6)	961,617	(8)	6.0%
Andrew J. Redleaf (9)	921,172	(10)	5.7%
Perkins Capital Management, Inc. (11)	874,311	(12)	5.4%
Gary S. Kohler (9)	852,369	(13)	5.3%
Eugene E. McGowan (14)	413,597	(15)	2.5%
Timothy R. Cary	283,833	(16)	1.7%
Dermot F. Rowland	143,381	(17)	*
Bruce H. Senske	91,327	(18)	*
James G. Gilbertson	90,000	(19)	*
Peter P. Hausback	75,000	(16)	*
Monica A. Underwood	40,000	(16)	*
Daniel H. Bauer (20)	0		0
James J. Hughes (21)	0		0
All current directors and executive officers as a group (9 persons) (22)	3,004,172	(23)	17.5%

*                                         Represents less than one percent.

(1)                                  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities.  Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of April 13, 2007.

(2)                                  Messrs. Wagenheim and Pew, two members of our board of directors, are members of Brewing Ventures LLC who collectively own two-thirds of its membership interests.  As a result, they may be deemed to be the indirect beneficial owners of the securities it holds.  The number of shares reported herein as beneficially owned by such individuals includes the securities held by Brewing Ventures.

(3)                                  Includes 337,500 shares purchasable by Mr. Wagenheim upon the exercise of options.

(4)                                  Includes 207 shares owned by Mr. Pew’s spouse, 414 shares owned by trusts for the benefit of Mr. Pew’s grandchildren, over which Mr. Pew is sole trustee, and 60,000 shares purchasable by Mr. Pew upon the exercise of options.

(5)                                  The address of this shareholder is 222 West Adams Street, Chicago, IL 60606.

(6)                                  The Schedule 13G filed with the SEC by Solstice Capital Management, LLC and Gary M. Winston on November 10, 2005, reports that Mr. Winston is the controlling owner and manager of Solstice.  The number of shares reported herein as beneficially owned by Mr. Winston includes the securities held by Solstice.  The address of this shareholder is 12 Tamal Vista Boulevard, Suite 204, Corte Madera, CA 94925.

(7)                                  Includes 69,550 shares purchasable upon the exercise of warrants and 11,584 shares held by Mr. Winston’s IRA.

(8)                                  Includes 69,550 shares purchasable upon the exercise of warrants.

(9)                                  The following relationships are set forth in the Schedule 13G/A filed with the SEC by Whitebox Advisors, LLC (“WA”), Whitebox Intermarket Advisors, LLC (“WIA”), Whitebox Intermarket Partners, L.P. (“WIPLP”), Whitebox Intermarket Fund, L.P. (“WIFLP”), Whitebox Intermarket Fund, Ltd. (“WIFLTD”), HFR Asset Management, LLC (“HFRAM”), Andrew J. Redleaf and Gary S. Kohler on February 14, 2007.  The general partner of WIPLP is WIA, which manages accounts for the benefit of its clients WIPLP, WIFLP and WIFLTD.  The managing member and controlling owner of WIA is WA.  The sole managing member of WA is Mr. Redleaf.  Mr. Kohler is a portfolio manager of WIPLP.  HFRAM is the investment manager for RVA Combined Master Trust (“HFR-RVA”).  HFRAM and WA have a trading manager agreement in place with respect to the common stock directly beneficially owned by HFR-RVA.  Based on these relationships, these entities and individuals may be deemed to constitute a “group” within the meaning of Rule 13d-5(b)(1) under the Exchange Act.  The filing of the Schedule 13G/A is not an admission that WA, HFR-RVA, WIA, WIPLP, WIFLP, WIFLTD and Messrs. Redleaf and Kohler are a group, or have agreed to act as a group.  Mr. Kohler and Mr. Redleaf, WA, HFR-RVA, WIA, WIPLP, WIFLP and WIFLTD each disclaim beneficial ownership of such shares of common stock except to the extent of their pecuniary interest in such shares.  WIPLP directly owns 781,287 shares of common stock, which includes (i) 580,063 shares of common stock, and (ii) 201,224 shares of common stock issuable upon exercise of warrants.  As a result of these relationships, each of WA, WIA, WIFLP, WIFLTD and Messrs. Redleaf and Kohler may be deemed to possess indirect beneficial ownership of the shares of common stock held by WIPLP.  Mr. Kohler and Mr. Redleaf, WA, WIA, WIPLP, WIFLP and WIFLTD each disclaim indirect beneficial ownership of such shares of common stock except to the extent of their pecuniary interest in such shares.  Mr. Redleaf directly owns 128,803 shares of common stock.  Mr. Kohler directly owns 40,000 shares of common stock and 20,000 shares of common stock issuable upon exercise of warrants.  Mr. Redleaf has sole power to vote 128,803 shares of our common stock directly owned by him.  Mr. Kohler has sole power to vote 60,000 shares of our common stock directly owned by him.  WA, HFR-RVA, WIA, WIPLP, WIFLP, WIFLTD and Messrs. Redleaf and Kohler have shared voting power with respect to 981,172 shares of our common stock.  Mr. Redleaf has sole power to direct the disposition of 128,803 shares of our common stock directly owned by him.  Mr. Kohler has sole power to direct the disposition of 60,000 shares of our common stock directly owned by him.  WA, HFR-RVA, WIA, WIPLP, WIFLP, WIFLTD and Messrs. Redleaf and Kohler have shared power to direct the disposition of 981,172 shares of our common stock.  The number of shares reported herein as beneficially owned by Messrs. Redleaf and Kohler includes the securities held by WIPLP.  The address of this shareholder is 3033 Excelsior Blvd., Suite 300, Minneapolis, MN 55416.

(10)                            Includes 201,224 shares purchasable by WIPLP upon the exercise of warrants.

(11)                            As set forth in Schedule 13G/A filed with the SEC by Perkins Capital Management, Inc. on January 12, 2007.  The Schedule 13G reports that these shares are owned by investment advisory clients of Perkins Capital Management.  The Schedule 13G reports that these shares represent 399,297 shares over which such entity has sole voting power and 874,311 shares over which such entity has sole dispositive power.  The address of this shareholder is 730 East Lake Street, Wayzata, MN 55391.

(12)                            Includes 105,230 shares purchasable upon the exercise of warrants.

(13)                            Includes 201,224 shares purchasable by WIPLP and 20,000 shares purchasable by Mr. Kohler upon the exercise of warrants.

(14)                            Mr. McGowan, a member of our board of directors, has a business relationship with Granite Partners, L.L.C. such that he may be deemed to be the indirect beneficial owner of the securities held by such entity.  The number of shares reported herein as beneficially owned by Mr. McGowan includes the securities held by Granite Partners.  The address of this shareholder is 308 E. Pennbrook Circle, Sioux Falls, SD 57108.

(15)                            Includes 15,128 shares owned by Granite Partners, 170,215 shares purchasable by Granite Partners upon the exercise of warrants and 60,000 shares purchasable by Mr. McGowan upon the exercise of options.

(16)                            Represents shares purchasable upon the exercise of options.

(17)                            Includes 6,400 shares purchasable by Mr. Rowland upon the exercise of warrants and 45,000 shares purchasable by Mr. Rowland upon the exercise of options.

(18)                            Includes 4,308 shares purchasable by Mr. Senske upon the exercise of warrants and 60,000 shares purchasable by Mr. Senske upon the exercise of options.

(19)                            Includes 45,000 shares purchasable by Mr. Gilbertson upon the exercise of options.

(20)                            Although Mr. Bauer is named in the summary compensation table above and therefore appears in this table, his employment with our company ceased on August 11, 2006.

(21)                            Although Mr. Hughes is named in the summary compensation table above and therefore appears in this table, his employment with our company ceased on July 18, 2006.

(22)                            Includes securities held by Brewing Ventures, Mr. Pew’s spouse, trusts for the benefit of Mr. Pew’s grandchildren, and Granite Partners.

(23)                            Includes 180,923 shares purchasable upon the exercise of warrants and 1,012,233 shares purchasable upon the exercise of options.

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

(2)                                  Represents (a) an aggregate of 31,500 shares of common stock underlying ten-year options exercisable at $1.65 per share issued on December 27, 2001 and December 31, 2001, to certain employees, including an executive officer who also serves as a director; (b) an aggregate of 20,000 shares of common stock underlying ten-year options exercisable at $2.45 per share issued on February 11, 2003 to a former executive officer who also served as a director; (c) an aggregate of 241,602 shares of common stock underlying five-year warrants exercisable at $1.58 per share, 173,222 of which were originally issued in the fourth quarter of 2002 and 68,380 of which were issued in the first half of 2003, pursuant to the terms of an agency agreement; (d) an aggregate of 130,730 shares of common stock underlying five-year warrants exercisable at $5.00 per share, 29,618 of which were originally issued September 17, 2004 and 101,112 of which were issued November 4, 2004; (e) an aggregate of 55,436 shares of common stock underlying five-year warrants exercisable at $6.50 per share issued October 21, 2005; and (f) an aggregate of 12,000 shares of common stock underlying five-year warrants exercisable at $2.85 per share, an aggregate of 10,000 shares of common stock underlying five-year warrants exercisable at $3.40 per share, an aggregate of 8,000 shares of common stock underlying five-year warrants exercisable at $4.40 per share and an aggregate of 5,000 shares of common stock underlying five-year warrants exercisable at $5.40 per share issued May 12, 2003 pursuant to the terms of a financial advisory services agreement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Review and Approval of Transactions with Related Persons

Our audit committee is responsible for reviewing any proposed transaction with a related person.  In April 2007, our board of directors adopted a written policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K.  This policy states that the audit committee is responsible for reviewing and approving or disapproving all interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) our company will be a participant, and (c) a related person has a direct or indirect material interest.  A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of our company’s common stock, or an immediate family member of the foregoing.  The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers, compensation paid to directors, and the guarantee fees we pay to Steven J. Wagenheim, our President, Chief Executive Officer, one of our directors and the beneficial owner of approximately 10.2% of our common stock, as described below.  All future transactions between us and our executive officers, directors and principal shareholders and their affiliates will be approved by our audit committee pursuant to the foregoing policy.

Equipment Lease Financing from DHW Leasing, L.L.C.

On September 19, 2006, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW Leasing, L.L.C. relating to the lease of furniture, fixtures and equipment for future restaurants.  The members of DHW are Donald A. Dunham, Jr., Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is our President, Chief Executive Officer, one of our directors and the beneficial owner of approximately 10.2% of our common stock.  Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders.  Under the terms of the Equipment Lease Commitment, DHW agreed to purchase and lease to us equipment costing up to $16 million to equip future restaurant locations.  Each lease is expected to be for equipment costing a minimum of $800,000 and a maximum of $1.4 million per restaurant.  Payments due DHW will be based upon a five-year amortization of the purchase price with interest equal to the DHW bank base rate plus a blended 5.4% rate.  The bank base rate referred to is the actual interest rate charged by DHW’s lender with respect to term loan financing used to purchase equipment to be leased to us.  The lease financing to be provided by DHW to us will be subject to the availability of financing commitments to DHW from its lenders.  DHW has advised us that its lenders will be reviewing loan commitments annually.  We and DHW have agreed upon a form of Master Finance Lease which provides, among other things, for a lease fee equal to 0.25% of the principal amount financed upon origination of each equipment lease.  We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.  The equipment lease contains other customary terms and conditions.  We are not obligated to enter into any equipment leases with DHW.  DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham Capital Management, L.L.C.  As of December 26, 2006, we had financed $6,183,191 of equipment pursuant to our agreement with DHW.

On August 28, 2006, our board and audit committee considered and approved the DHW proposal to provide up to $16,000,000 of equipment financing and Mr. Wagenheim made a disclosure of his interest in DHW.  At that meeting, our board and audit committee approved the DHW proposal with understanding that Mr. Wagenheim’s participation in the income and profits of DHW would not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt.  Mr. Wagenheim agreed to provide evidence to us of the amount guarantied.

As of March 9, 2007, we agreed, in connection with our entry into a stock purchase agreement with certain accredited investors to repay in full all of our outstanding obligations under our Master Finance Lease.  We also agreed, following the repayment in full of our obligations thereunder, not to pay or enter into any agreement to pay or benefit any executive officer, director or five percent shareholder, or any entity affiliated with or controlled by such person (an “Interested Party”) in respect to any goods or services, financial service, loan, guaranty (other than guaranties of our debt), real estate or lease transaction, construction, construction financing or other transaction or service directly or indirectly provided by such Interested Party, or in which such Interested Party is financially interested (collectively, an “Interested Party Transaction”).  The foregoing covenant does not apply to payments or agreements which are compensatory in nature in respect to services provided to our company by our executive officers or directors.  The foregoing covenant does, however, apply to our agreement with DHW and the transactions contemplated thereby so long as any Interested Party, including Steven J. Wagenheim, holds a membership interest in DHW or guaranties any debt of DHW to its lenders.  Mr. Wagenheim presently holds a 20% membership interest in DHW.  As of March 12, 2007, we had repaid all outstanding obligations pursuant to our agreement with DHW.

Personal Guarantees and Guarantee Fees

Steven J. Wagenheim, our President, Chief Executive Officer, one of our directors, and the beneficial owner of approximately 10.2% of our common stock, and William E. Burdick, one of our former directors, have personally guaranteed the lease on our restaurant in St. Cloud, Minnesota, and the lease on our restaurant in Sioux Falls, South Dakota.

Messrs. Wagenheim, Burdick and Arthur E. Pew III, one of our directors and the beneficial owner of approximately 9.0% of our common stock, personally guaranteed the $1.5 million loan we obtained to finance our restaurant in Fargo, North Dakota.  In connection with the guaranties of the loan, we entered into an agreement concerning guaranty with Messrs. Wagenheim, Burdick and Pew which provides, among other things, that our company, Mr. Wagenheim and Mr. Burdick, jointly and severally, agree to indemnify and hold Mr. Pew harmless from any liabilities which he may claim by reason of his guaranty of our indebtedness, and that we will indemnify Mr. Wagenheim and Mr. Burdick from any liabilities they may incur by reason of their guaranties of our indebtedness.  We further agreed that we would not, without Mr. Pew’s consent, modify the terms and conditions of the loan, default in payment of obligations under the loan agreement or incur additional indebtedness other than indebtedness under the loan, ordinary trade debt or other indebtedness incurred in the ordinary course of business, not to exceed $100,000 at any time.  The agreement also contained other customary covenants and covenants that we would use our best efforts to refinance the $1.5 million of indebtedness by January 1, 2006 and that we would use our best efforts to obtain a release of Mr. Pew from the guaranty by that date.  Because we did not release Mr. Pew from the obligation by January 1, 2006, we became obligated to pay him a monthly guaranty fee beginning in February 2006 in the amount of $1,000 until he was released from the obligation.  Disclosure of the guaranty fee we paid to Mr. Pew is not required pursuant to Item 404(a) of Regulation S-K.  Messrs. Burdick and Pew were released from their guaranties on the $1.5 million loan effective August 16, 2006.

At a meeting held in March 2004, our board agreed to compensate Mr. Wagenheim for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of such compensation is calculated based on 3% of the weighted average daily balances of such loans at the end of each monthly accounting period.  During fiscal years 2004, 2005 and 2006, we accrued $36,554, $36,581 and $30,708 of such fees, respectively, and paid $21,660, $25,000 and $15,000 of such fees, respectively.

In August 2006, we entered into a master lease agreement with Carlton Financial Corporation, an unrelated third party, pursuant to which we may finance lease up to $3,000,000 of equipment purchases for three restaurant locations.  Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under the lease financing.  We agreed to pay a guaranty fee to Mr. Wagenheim calculated based on 3% of the weighted average daily balance of such guarantied lease indebtedness at the end of each monthly accounting period.  During fiscal year 2006, we accrued $5,768 of such fee, none of which had been paid as of December 26, 2006.

Transactions with Five Percent Owners

In October 2005, Whitebox Intermarket Partners, L.P., then a beneficial owner of more than 5% of our common stock, purchased 83,047 shares of common stock and warrants for the purchase of 16,609 shares of common stock for total consideration of $400,000.  As of April 13, 2007, Whitebox beneficially owned less than 5% of our common stock.

Director Independence

Our board is comprised of a majority of “independent” directors as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market.  Our independent directors are James G. Gilbertson, Eugene E. McGowan, Arthur E. Pew III, Dermot F. Rowland and Bruce H. Senske.  Our board determined that the above-described guaranty fee we paid to Mr. Pew during fiscal year 2006 did not prevent it from reaching a determination that Mr. Pew is independent.  Steven J. Wagenheim, our President and Chief Executive Officer, is not an independent director.  William E. Burdick, who served as one of our directors and as our brewmaster through January 2006, was not an independent director.

Our Board of Directors has an audit committee, compensation committee and corporate governance and nominating committee.  Each committee consists solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market.  In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the SEC and the IRS, respectively.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. for the years ended December 26, 2006, and December 27, 2005.

	Year Ended
	December 26,	December 27,
	2006	2005

Audit fees (1)	$89,602	$79,893
Audit-related fees (2)	9,446	11,436
Tax fees (3)	10,500	6,350
All other fees	—	—
Total Fees	$109,548	$97,679

(1)                              Audit fees consist of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

(2)                              Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)                              Tax fees consist of the aggregate fees billed for professional services rendered by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, Schechter, Dokken, Kanter, Andrews & Selcer, Ltd., are subject to pre-approval by our audit committee.  The audit committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full audit committee meeting.  Any interim approval given by an audit committee member must be reported to the audit committee no later than its next scheduled meeting.  Before granting any approval, the audit committee (or a committee member, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm.  The audit committee pre-approved all services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. in the fiscal year ended December 26, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2007.

GRANITE CITY FOOD & BREWERY LTD.

By	/s/ Steven J. Wagenheim
Steven J. Wagenheim
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Steven J. Wagenheim	President, Chief Executive Officer	April 24, 2007
Steven J. Wagenheim	and Director (Principal Executive Officer)

/s/ Peter P. Hausback	Chief Financial Officer (Principal Financial	April 24, 2007
Peter P. Hausback	Officer and Principal Accounting Officer)

Director
Arthur E. Pew III

*	Director
James G. Gilbertson

*	Director
Bruce H. Senske

*	Director
Eugene E. McGowan

*	Director
Dermot F. Rowland

* By	/s/ Peter P. Hausback	April 24, 2007
Peter P. Hausback
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).

3.2	By-laws of the Registrant (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 24, 2005 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

10.1	Granite City Food & Brewery Ltd. 1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).

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

10.30

Executive Employment Agreement by and between the Registrant and Peter P. Hausback, dated August 14, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 14, 2006 (File No. 000-29643)).

10.31

Stock Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated March 8, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on March 8, 2007 (File No. 000-29643)).

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