Form 10-Q
period 2007-03-27
GRANITE CITY FOOD & BREWERY LTD
filed 2007-05-04
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1883639 (I.R.S. Employer Identification No.)

5402 Parkdale Drive, Suite 101

Minneapolis, Minnesota  55416

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

Yes ☐     No ☒

As of May 1, 2007, the issuer had outstanding 15,991,767 shares of common stock.

i

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 27,	December 26,
	2007	2006
ASSETS:
Current assets:
Cash	$12,385,804	$7,671,750
Inventory	467,218	511,146
Prepaids and other	456,163	393,803
Total current assets	13,309,185	8,576,699

Prepaid rent, net of current portion	488,802	503,267
Property and equipment, net	52,981,094	54,018,124
Intangible assets and other	725,892	760,420
Total assets	$67,504,973	$63,858,510

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,848,298	$2,289,433
Accrued expenses	3,905,987	5,104,730
Deferred rent, current portion	135,729	143,928
Long-term debt, current portion	270,744	259,940
Capital lease obligations, current portion	933,420	1,885,388
Total current liabilities	7,094,178	9,683,419

Deferred rent, net of current portion	1,680,370	1,603,557
Long-term debt, net of current portion	1,934,147	2,004,986
Capital lease obligations, net of current portion	32,164,280	37,501,605
Total liabilities	42,872,975	50,793,567

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 15,987,665 and 13,370,331 shares issued and outstanding at March 27, 2007 and December 26, 2006, respectively	159,877	133,703
Additional paid-in capital	42,062,661	29,122,306
Accumulated deficit	(17,590,540)	(16,191,066)
Total shareholders’ equity	24,631,998	13,064,943

Total liabilities and shareholders’ equity	$67,504,973	$63,858,510

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
	2007	2006

Restaurant revenues	$18,182,192	$11,892,319

Cost of sales:
Food, beverage and retail	5,394,722	3,514,935
Labor	6,606,903	4,266,821
Direct restaurant operating	2,442,939	1,594,651
Occupancy	1,171,544	681,655
Total cost of sales	15,616,108	10,058,062

Pre-opening	95,841	811,802
General and administrative	1,734,052	1,449,560
Depreciation and amortization	1,120,323	752,456

Operating loss	(384,132)	(1,179,561)

Interest:
Income	32,476	32,050
Expense	(1,045,565)	(498,029)
Interest expense, net	(1,013,089)	(465,979)

Loss before income tax	(1,397,221)	(1,645,540)
Income tax provision	(2,253)	(500)
Net loss	$(1,399,474)	$(1,646,040)

Loss per common share, basic and diluted	$(0.10)	$(0.12)

Weighted average shares outstanding, basic and diluted	13,945,569	13,226,526

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,399,474)	$(1,646,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,120,323	752,456
Stock option compensation expense	181,248	180,101
Loss/(gain) on disposal of asset	54,289	(3,873)
Deferred rent	68,614	202,403
Changes in operating assets and liabilities:
Inventory	43,928	(58,893)
Prepaids and other and prepaid rent	(47,895)	47,180
Accounts payable	(237,352)	151,297
Accrued expenses	(1,198,743)	(443,296)
Net cash used in operating activities	(1,415,062)	(818,665)

Cash flows from investing activities:
Purchase of:
Property and equipment	(367,617)	(2,416,940)
Intangible assets and other	(6,617)	(11,668)
Net cash used in investing activities	(374,234)	(2,428,608)

Cash flows from financing activities:
Payments on capital lease obligations	(6,289,293)	(212,551)
Payments on long term-debt	(60,035)	(59,579)
Proceeds/(costs incurred) from issuance of stock	12,852,678	(4,181)
Net cash provided by (used in) financing activities	6,503,350	(276,311)

Net increase (decrease) in cash	4,714,054	(3,523,584)
Cash, beginning	7,671,750	9,836,231
Cash, ending	$12,385,804	$6,312,647

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$—	$5,054,800
Property and equipment, intangibles and stock issuance costs included in accounts payable and accrued expenses	$203,783	$1,283,867
Income taxes paid	$2,253	$500

 See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen weeks ended March 27, 2007 and March 28, 2006

1.              Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The first Granite City restaurant opened in St. Cloud, Minnesota in July 1999 and the Company subsequently expanded to other Midwest markets, bringing the total number of restaurants it operates to 18, while pursuing its national expansion plans.  The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies.

The Company’s expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Principles of consolidation and presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These statements include the accounts and operations of the Company and its subsidiary corporations under which its Kansas locations are operated.  Fifty-one percent of the stock of each of the subsidiary corporations is owned by a resident of Kansas and the Company owns the remainder of the stock of each corporation.  Each resident-owner of the stock of these entities has entered into a buy-sell agreement with each corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the corporation upon certain events, including termination of employment (if employed by the Company) or any event which disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state.  The Company has entered into a master agreement with each separate corporation that permits the operation of the restaurants and leases to each corporation the Company’s property and facilities.  Each corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, the net profit from its operations.  The Company has determined that the foregoing ownership structure will cause these separate corporations to be treated as variable interest entities in which the Company has a controlling financial interest for the purpose of FASB Interpretation 46 (R), Consolidation of Variable Interest Entities (FIN46R).  As such, the corporations are consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in those separate corporations.  All references to the Company in these financial statements relate to the consolidated entity.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of March 27, 2007 and the results of operations for the interim periods ended March 27, 2007 and March 28, 2006 have been included.

The balance sheet at December 26, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2006, filed with the Securities and Exchange Commission on February 21, 2007.

The results of operations for the thirteen weeks ended March 27, 2007 are not necessarily indicative of the results to be expected for the entire year.

Reclassification

Certain reclassifications have been made to the financial statements for the first quarter of 2006 in order for them to conform to the presentation of the financial statements for the first quarter of 2007.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

Revenue recognition

Revenue is derived from the sale of prepared food and beverage and select retail items.  Revenue is recognized at the time of sale and is reported on the Company’s statement of operations net of sales taxes collected.  Revenue derived from gift card sales is recognized at the time the gift card is redeemed.  Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets.  The Company recognizes gift card breakage amounts based upon historical redemption patterns, which represent the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote.

Stock-based compensation

The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.  The Company implemented SFAS 123(R) using the modified prospective method, effective December 28, 2005, the first day of its 2006 fiscal year.

Accounting for leases

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

Earnings (loss) per share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding in each year.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48,”) which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also provides guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements or disclosures.  As of December 26, 2006 and March 27, 2007 the Company did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions.  Upon review of the Company’s net operating loss carryforwards, management believes it is more likely than not that the Company’s tax positions taken will be sustained.  Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision.  However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3.  If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented.  The guidance is effective for periods beginning after December 15, 2006.  The Company presents sales tax on a net basis in its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108.  The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin.  Financial statements would require adjustment when either approach results in quantifying a misstatement that is material.  Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal year 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal year 2006 opening balance in retained earnings.  SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006.  The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The standard provides companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

2.              Non-current assets

Property and equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  The following is a summary of the Company’s property and equipment at March 27, 2007 and December 26, 2006:

	March 27, 2007	December 26, 2006

Land	$18,000	$18,000
Buildings	33,851,945	33,851,945
Leasehold improvements	8,238,133	8,220,963
Equipment and furniture	20,967,997	20,728,013
Construction in progress*	424,796	624,422
	63,500,871	63,443,343
Less accumulated depreciation	10,519,777	9,425,219
	$52,981,094	$54,018,124

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	March 27, 2007	December 26, 2006
Architecture fees for future locations	$182,000	$100,000
Equipment at future locations	$222,000	$400,000
Equipment at the beer production facility	—	$125,000
Cost to secure property leases at future locations	$21,000	—

Included in property and equipment are the following assets held under capital leases:

	March 27, 2007	December 26, 2006
Land	$18,000	$18,000
Building	33,851,945	33,851,945
Equipment and leasehold improvements	1,624,533	7,807,724
	35,494,478	41,677,669
Less accumulated depreciation	3,887,230	3,718,654
	$31,607,248	$37,959,015

Intangible assets and other

Intangible assets and other assets consisted of the following:

	March 27, 2007	December 26, 2006
Intangible assets:
Liquor licenses	$264,415	$264,415
Trademarks	119,251	109,741
Other:
Capitalized loan costs	175,379	205,054
Security deposits	272,279	279,427
	831,324	858,637
Less accumulated amortization	105,432	98,217
	$725,892	$760,420

3.                         Accrued expenses

Accrued expenses consisted of the following:

	March 27, 2007	December 26, 2006
Payroll related	$1,450,032	$2,205,712
Deferred revenue from gift cards	851,491	1,355,773
Sales taxes	472,316	493,772
Interest	248,078	278,131
Real estate taxes	314,988	245,299
Insurance	222,023	89,646
Other	347,059	436,397
	$3,905,987	$5,104,730

4.                         Capital leases

In March 2007, the Company completed a private placement of common stock to accredited investors described in Note 7 below.  Utilizing approximately $6.0 million of these proceeds, the Company retired the entire balance of capital lease debt due DHW Leasing, L.L.C. (“DHW”) pursuant to the master lease agreement entered into in September 2006.

Minimum future lease payments under all capital leases as of March 27, 2007 are:

Capital
Year ended:	Leases
2007	$3,120,764
2008	4,075,768
2009	4,008,950
2010	3,839,235
2011	3,737,719
Thereafter	52,462,327
Total minimum lease payments	71,244,763

Less amount representing interest	38,147,063
Present value of net minimum lease payments	33,097,700
Less current portion	933,420
Long-term portion of obligations	$32,164,280

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

5.                         Commitments and contingencies

Rockford, Illinois:

In January 2007, the Company entered into a 15-year net lease agreement relating to the restaurant it anticipates opening during 2007 in Rockford, Illinois, under the terms specified in the development agreement with Dunham Capital Management L.L.C. (“Dunham”).  The restaurant will be constructed for the Company on a build-to-suit basis and the annual rent of will be equal to 10.5% of the construction cost including land cost and will escalate 10% at the end of each five-year period.  The Company will be responsible for any real-estate taxes and all operating costs.  The term of the lease will commence when operations begin and may be extended at the Company’s option for up to three additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating lease incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of the lease.

East Peoria and Orland Park, Illinois:

In January and February 2007, the Company entered into 20-year net lease agreements relating to restaurants it anticipates opening during 2007 in East Peoria and Orland Park, Illinois, under the terms specified in the development agreement with Dunham.  Each restaurant will be constructed for the Company on a build-to-suit basis.  The annual rent of each will be equal to 10.5% of the construction cost including land cost and will escalate 10% at the end of each five-year period.  The Company will be responsible for any real-estate taxes and all operating costs.  The term of each lease will commence when operations begin and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating leases incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of the leases.

6.                         Long-term debt

As of the end of the first quarter of fiscal year 2007, the Company had two outstanding long-term loans with an independent financial institution for the purchase of equipment for its restaurants located in Des Moines and Davenport.  These loans are secured only by the personal property and fixture property at the respective locations.  In addition to these two loan agreements, the Company had a long-term loan outstanding with the same independent financial institution secured by the tangible personal property and fixtures at the Fargo restaurant.  Such loan is guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.  As of March 27, 2007, the balances, interest rates and maturity dates of these loans were:

	Des Moines	Davenport	Fargo
Loan balance	$426,042	$458,025	$1,320,824
Annual interest rate	10.25%	10.25%	8.75%
Maturity date	August 27, 2010	January 6, 2011	August 20, 2011

7.              Common stock

On March 8, 2007, the Company entered into a stock purchase agreement with accredited investors under which it sold 2,617,334 shares of common stock at a price of $5.35 per share.  The Company obtained gross proceeds of $14,002,737, paid its placement agents cash commission aggregating $1,050,205 and paid expenses aggregating $167,252.  Pursuant to the conditions of the stock purchase agreement, the Company used approximately $6.0 million of the $12,785,280 net proceeds to retire the entire balance of equipment lease debt obtained from DHW pursuant to the master lease agreement entered into in September 2006.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is the Company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders. The remaining net proceeds from this placement are being used to fund expansion of the Company’s restaurant operations.

8.              Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   The number of shares authorized for issuance under the plan as of March 27, 2007 was 400,000, of which 35,500 shares remained available for future issuance.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a four-year period and options are exercisable for no more than ten years from the date of grant.

The Company has reserved 590,000 shares of common stock for issuance under the 1997 Director Stock Option Plan, of which 88,500 remained available for issuance at March 27, 2007.  Under this plan, the Company automatically grants an option to each outside director on the date such person becomes a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  Each option vests one year after the option is granted and is exercisable for five years from the date of grant. Options are granted at fair market value.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of March 27, 2007 was 1,826,244, of which 549,244 shares remained available for future issuance.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

Under all plans, the Company has reserved 2,816,244 shares of common stock.  A summary of the status of the Company’s stock options as of March 27, 2007 is presented below:

		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 26, 2006	1,595,000	$3.70	6.1 years
Granted	305,000	5.17	4.8 years
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 27, 2007	1,900,000	$3.94	5.7 years	$3,973,322

Options exercisable at December 26, 2006	1,076,502	$3.46	5.2 years
Options exercisable at March 27, 2007	1,290,002	$3.60	5.5 years	$3,139,983

Weighted-average fair value of options granted during the quarter	$2.83

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:  (a) no dividend yield, (b) 58.13% to 60.78% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 4.46% to 4.78%.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on March 27, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 27, 2007.  As of March 27, 2007, there was approximately $1,103,320 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $543,745 is expected to be recognized during the remainder of fiscal year 2007, $302,935 in fiscal year 2008, $242,446 in fiscal year 2009 and $14,194 in fiscal year 2010.

If all options outstanding at March 27, 2007 were exercised for cash, proceeds to the Company would be approximately $7.5 million.

The following table summarizes information about stock options outstanding at March 27, 2007:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	3/27/2007	Contractual Life	Exercise Price	3/27/2007	Exercise Price

$1.00 - $2.00	158,000	4.0 years	$1.61	158,000	$1.61
$2.01 - $3.00	180,000	5.1 years	$2.41	180,000	$2.41
$3.01 - $4.00	698,000	5.7 years	$3.89	510,000	$3.88
$4.01 - $5.00	493,000	7.0 years	$4.40	412,002	$4.42
$5.01 - $6.00	371,000	4.7 years	$5.16	30,000	$5.02
Total	1,900,000	5.7 years	$3.94	1,290,002	$3.60

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share. As of March 27, 2007, 241,602 of the agent warrants remained exercisable.

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share.  As of March 27, 2007, none of such warrants had been exercised.

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors, whereby the Company issued 1,045,844 five-year warrants exercisable at $5.00 per share.  The Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  As of March 27, 2007, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to the Company’s placement agent. As of March 27, 2007, none of such warrants had been exercised.

During the first quarter of fiscal year 2007, no warrants were issued or exercised, and no warrants expired.  As of March 27, 2007, 1,730,374 warrants were outstanding and exercisable.  The weighted average exercise price of such warrants was $4.74 per share.

If all warrants outstanding at March 27, 2007 were exercised for cash, proceeds to the Company would be approximately $8.2 million.

ITEM 2                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2006, filed with the Securities and Exchange Commission on February 21, 2007, for additional factors known to us that may cause actual results to vary.

Overview

We are a Modern American upscale casual restaurant chain.  As of May 1, 2007, we operated 18 restaurants in eight Midwestern states featuring on-premises breweries under the name of Granite City Food & Brewery®.  We believe our menu features affordable yet high quality family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06
18	Madison, Wisconsin	Dec-06

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

In March 2007, we entered into a stock purchase agreement with accredited investors under which we sold 2,617,334 shares of common stock at a price of $5.35 per share.  We obtained gross proceeds of $14,002,737, paid our placement agents cash commission aggregating $1,050,205 and paid expenses aggregating $167,252.  Pursuant to the conditions of the stock purchase agreement, we used approximately $6.0 million of the $12,785,280 net proceeds to retire the entire balance of equipment lease debt we had obtained from DHW pursuant to the master lease agreement we entered into in September 2006.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is our company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders.  The remaining net proceeds from this placement are being used to fund the expansion of our restaurant operations.

We operate a beer production facility which facilitates the initial stage of our brewing process using our patented brewing process.  We believe that this brewing process and the use of a centrally located beer production facility improve the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Additionally, having a common starting point the beer production creates consistency of taste for our product from unit to unit.  The initial product produced at our beer production facility is transported by truck to the fermentation vessels at each of our restaurants where the brewing process is completed.  We believe that our current beer production facility, which was opened in June 2005, has the capacity to service 30 to 35 restaurant locations.

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

The thirteen weeks ended March 27, 2007 included 234 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated. The thirteen weeks ended March 28, 2006 included 151 restaurant weeks.  The source of the additional 83 restaurant weeks in the first quarter of fiscal year 2007 is shown in the following chart:

Thirteen Weeks Ended
Location	March 27, 2007
Kansas City, Kansas	5
Olathe, Kansas	13
West Wichita	13
St. Louis Park, Minnesota	13
Omaha, Nebraska	13
Roseville, Minnesota	13
Madison, Wisconsin	13
Total Additional Restaurant Weeks	83

Because we continue to expand our operations and open new restaurants at various times throughout the year, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

Our restaurant revenues are comprised almost entirely of the sales of food and beverages.  The sale of retail items, such as cigarettes and promotional items, typically represent less than one percent of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our dedicated new store opening team, rent expense incurred during the construction period and other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent.  Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives.  Interest expense represents the cost of interest expense on debt and capital leases net of interest income on invested assets.

Results of operations as a percentage of sales

The following table compares operating results expressed as a percentage of total revenue for the thirteen weeks ended March 27, 2007 and March 28, 2006.

	Thirteen Weeks Ended
	March 27,	March 28,
	2007	2006

Restaurant revenues	100.0%	100.0%

Cost of sales:
Food, beverage and retail	29.7	29.6
Labor	36.3	35.9
Direct restaurant operating	13.4	13.4
Occupancy	6.4	5.7
Total cost of sales	85.9	84.6

Pre-opening	0.5	6.8
General and administrative	9.5	12.2
Depreciation and amortization	6.2	6.3

Operating loss	(2.1)	(9.9)

Interest:
Income	0.2	0.3
Expense	(5.8)	(4.2)
Net interest expense	(5.6)	(3.9)

Net loss	(7.7)%	(13.8)%

Certain percentage amounts do not sum due to rounding.

Results of operations for the weeks ended March 27, 2007 and March 28, 2006

Revenue

We generated $18,182,192 and $11,892,319 of revenues during the first quarter of fiscal years 2007 and 2006, respectively.  The increase in revenues of 52.9% was primarily the result of the additional restaurant operating weeks related to the six restaurants that opened subsequent to the first quarter of 2006.  The first quarter of 2007 included 234 restaurant operating weeks, which is the sum of the actual number of weeks each restaurant operated, while the first quarter of 2006 included 151 operating weeks.  Comparable restaurant revenues, which include restaurants in operation over 18 months, increased 2.6% for the first quarter of 2007 over the same period of 2006.  The increase in comparable restaurant revenues was primarily driven by a 2.1% price increase that took effect at the end of November 2006.

Average weekly revenues decreased $1,055 from $78,757 per week in the first quarter of 2006 to $77,702 per week in the first quarter of 2007 for all the restaurants in operation during the quarter due primarily to an increase of restaurant days affected by snow and ice storms in the first quarter of 2007.  Average weekly revenues for comparable restaurants increased $2,089 from $78,863 in the first quarter of 2006 to $80,952 in the first quarter of 2007.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at our locations during the summer months.   Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenues remained consistent at 29.7% and 29.6% in the first quarters of 2007 and 2006, respectively.  While such food and beverage costs decreased as a percentage of revenues at our comparable restaurants, such costs at our newer restaurants increased as staff members were not as experienced in our disciplined preparation and production methods, thereby generating more waste.

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

Labor

Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items including partner and management bonuses, and non-cash stock-based compensation expense.  Our experience to date has been that staff labor costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues.

Our labor costs, as a percentage of revenues, increased 0.4% to 36.3% in the first quarter of 2007 from 35.9% in the first quarter of 2006.  This increase was due in part to a 0.3% increase attributable to non-cash stock-based compensation expense and to higher labor costs at our newer restaurants as a result of inexperience.  These increases were partially offset by a favorable trend in our workers’ compensation insurance costs.

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

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expenses, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expenses as a percentage of revenue remained at 13.4% in the first quarter of 2007 and 2006.  While we realized a decrease in utilities and expenses related to credit card acceptance, we saw an increase in promotions and loss on disposal of assets as we made some upgrades primarily at our mature properties.

Occupancy

Our occupancy costs which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.7% as a percentage of revenues from 5.7% in the first quarter of 2006 to 6.4% in the first quarter of 2007.

Pre-opening

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, wages and expenses of our dedicated new store opening teams, rental costs incurred during the construction period and certain other direct costs associated with opening new restaurants.  Pre-opening costs in the first quarter of 2007 are made up primarily of costs incurred during construction periods of three of the restaurants we plan to open in Illinois later this year.  Pre-opening costs in the first quarter of 2006 related primarily to our Kansas City and Olathe, Kansas restaurants which we opened in the first and second quarter of 2006, respectively.  Pre-opening costs, excluding construction-period rent, are primarily incurred in the month of, and two months prior to, the restaurant opening.

General and administrative

General and administrative expenses include all salaries and benefits, including non-cash stock-based compensation, associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations, financial controls and reporting, restaurant management recruiting, training at Granite City University, excess capacity costs related to our beer production facility, and salaries and expenses of our new store opening team when it is not dedicated to a particular restaurant opening.  Other general and administrative expenses also include advertising, professional fees, investor relations, office administration, centralized accounting system costs, and travel by our corporate management.

General and administrative expenses increased $284,492 from $1,449,560 in the first quarter of 2006 to $1,734,052 in the first quarter of 2007.  The primary sources of such increase were payroll expense, expenses related to expansion and recruiting, insurance costs and cost related to the retirement of certain capital lease obligations using the proceeds from the sale of our common stock in March 2007.  These increases were partially offset by decreases in professional fees and marketing costs.

Despite the foregoing increases in general and administrative expenses, the increase in restaurant revenues associated with additional locations and the increase in comparable sales caused our general and administrative expenses to decrease 2.7% as a percentage of revenue from 12.2% in the first quarter of 2006 to 9.5% in the first quarter of 2007.

As we continue to expand our restaurant chain, we expect general and administrative expenses will decrease as a percentage of revenues in the long term.

Depreciation and amortization

Depreciation and amortization expense increased $367,867 during the first quarter of 2007 compared to the same period in 2006, due principally to the additional depreciation related to restaurants opened in 2006.  As a percentage of revenues, depreciation expense decreased 0.1% from the first quarter of 2006 to the first quarter of 2007.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense increased $547,536 to $1,045,565 in the first quarter of 2007 from $498,029 in the first quarter of 2006, due to an increase in capital leases as a result of additional restaurants, while interest income remained constant at approximately $32,000.

Liquidity and capital resources

As of March 27, 2007, we had $12,385,804 of cash and working capital of $6,215,007 compared to $7,671,750 of cash and a working capital deficit of $1,106,720 at December 26, 2006.

During the thirteen weeks ended March 27, 2007, we used $1,415,062 of net cash in operating activities, $374,234 in net cash to purchase equipment and other assets, and made payments aggregating $6,349,328 on our debt and capital lease obligations.  Additionally, during the first quarter of 2007, we received net cash of $12,852,678 from the issuance of our common stock.

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

In March 2007, we entered into a stock purchase agreement with accredited investors under which we sold 2,617,334 shares of common stock at a price of $5.35 per share.  We obtained gross proceeds of $14,002,737, paid our placement agents cash commission aggregating $1,050,205 and paid expenses aggregating $167,252.  Pursuant to the conditions of the stock purchase agreement, we used approximately $6.0 million of the $12,785,280 net proceeds to retire the entire balance of equipment lease debt we had obtained from DHW pursuant to the master lease agreement we entered into in September 2006.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is our company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders.  The remaining net proceeds from this placement are being used to fund the expansion of our restaurant operations.

We intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our model as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.  We intend to open eight new restaurants in 2007 and have entered into agreements or are in negotiation for locations in Illinois, Arkansas, Missouri and Minnesota.

Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.3 million for each new restaurant.  We anticipate that our new restaurants will require an investment by our developer of approximately $1.8 million to $2.3 million for the building and approximately $1.2 million for the purchase of the land.  We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

We will need to expend significant capital in connection with our expansion plans. With our existing capital resources, cash generated from operations, and the proceeds received from our sale of common stock, we believe that we will have sufficient funds to complete our planned eight restaurant openings in 2007, maintain sufficient working capital for our operations and continue our future expansion.  We are continually evaluating our development plans and we are exploring options relative to the pace of our growth.  If our available sources of liquidity are insufficient to fund our expected capital needs beyond 2007, or our needs are greater than anticipated, we will be required to raise additional funds in the future through public or private sales of equity securities or the incurrence of indebtedness.  If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.

Commitments and contingent liabilities

Capital Leases:

As of March 27, 2007, we had 16 capital lease agreements related to our restaurants.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026 and the remaining two in 2027, all with renewable options for additional periods. Fourteen of these lease agreements are with our developer. Under six of the leases, we are required to pay additional percentage rent based upon restaurant sales. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as capital lease because its present value was greater that 90% of the estimated fair value at the beginning of the lease.

In December 2004, we entered into a land and building lease agreement for our beer production facility.  This ten-year lease commenced February 1, 2005, and contains a bargain purchase option.

We entered into a sale-leaseback agreement for the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008.  A director and former director of our company have personally guaranteed these leases.

In August 2006, we entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which we may “finance lease” up to $3,000,000 of equipment purchases for three future restaurant locations. On September 28, 2006, we entered into a lease schedule and amendment to this master lease, pursuant to which we are leasing equipment for our restaurant in St. Louis Park for an initial lease term of 39 months. Our president and chief executive officer was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to pay him for such guarantee.  Details regarding such guarantee fees appear below under the caption “Person Guaranties.”

Operating Leases:

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

In January 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo restaurant.  Under these terms, we are obligated to pay annual rent of $72,000 plus percentage rent based upon restaurant sales.

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

In January 2007 and February 2007, we entered into 20-year net lease agreements relating to restaurants we anticipate opening in 2007 in Rockford, East Peoria and Orland Park, Illinois, under the terms specified in the development agreement with the Dunham.  Each restaurant will be constructed for us on a build-to-suit basis.  The annual rent of each will be equal to 10.5% of the construction cost including land cost and will escalate 10% at the end of each five-year period.  The term of each lease will commence when operations begin and may be extended at our option for up to five additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating leases that are incurred during the construction period will be recognized as pre-opening costs, and escalated rent will be recognized as expense on a straight-line basis over the term of the leases.

Personal Guaranties:

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  At a meeting held in March 2004, our board of directors agreed to pay our president and chief executive officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of the annual guarantee fee is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  During the first quarters of 2007 and 2006, we accrued $6,717 and $8,242 of such fees, respectively, and paid $0 and $15,000 of such fees, respectively.

In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payment to be made to Carlton under this lease financing agreement and our board of directors agreed to pay him for such guarantee.  The amount of the annual guarantee fee is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.  Although we did not pay any of such fees during the first quarter of 2007, $5,462 of such expense was recorded in general and administrative expense.

Employment Agreements:

In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our president and chief executive officer, who is also a director of our company.  The agreement provided for a minimum base salary of $225,000, commencing January 1, 2005, cash incentive compensation ranging from $0 to $125,550 based on performance, and a stock option for the purchase of 150,000 shares of common stock.  In February 2006, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $275,000, commencing January 1, 2006, cash incentive compensation ranging from $0 to $167,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock.  In April 2007, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007, cash incentive compensation for 2007 ranging from $0 to $197,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock.  In addition to annual compensation terms and other provisions, the agreement includes change in control provisions that would entitle him to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.

In August 2006, we entered into an at-will employment agreement with Peter P. Hausback that provides for Mr. Hausback to serve as our chief financial officer and principal accounting officer. The agreement provides for a minimum annual base salary of $215,000 and the eligibility to participate in any performance-based cash bonus or equity award plans for senior executives based upon goals established by the board or compensation committee.  Mr. Hausback’s possible cash incentive compensation for end of the years 2006 and 2007 is up to $75,000 based upon performance.  The employment agreement provides that a severance payment equal to 12 months of base salary will be made if Mr. Hausback’s employment is terminated in connection with a change of control, by our company without cause, or by the officer for good reason.

Development Agreement:

We have entered into a development agreement with Dunham for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW Leasing, L.L.C. and an affiliate of Granite Partners LLC, a beneficial owner of less than 2% of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated.  As of May 1, 2007, 14 restaurants had been constructed for us under this development agreement.

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

In September 2006, we entered into an amendment of this development agreement.  Under the terms of the amendment, in lieu of future adjustments to restaurant leases, lease rates would be increased by 10% commencing on the fifth anniversary of each lease and on each five-year anniversary thereafter.  The lease rate increases apply to our Omaha, Roseville and Madison leases as well as all future leases under the development agreement.

Dunham also has the right to sell the underlying land and building to third parties or assign our leases. As of May 1, 2007, Dunham had sold three of our restaurants sites to third parties. The assignment or sale of a lease by Dunham has no material impact on our agreement.

Off- balance sheet arrangements:

It is not our business practice to enter into off-balance sheet arrangements.

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of March 27, 2007 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company.  Therefore, no percentage rent nor severance expense has been included in the following table.

		Payments due by period
Contractual Obligations	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Fiscal Years Thereafter
Long-term debt, principal	$2,204,891	$196,375	$574,272	$1,434,244	$—
Interest on long-term debt	576,933	122,119	277,743	177,071	—
Capital lease obligations, including interest	71,244,763	3,120,764	8,084,718	7,576,955	52,462,327
Operating lease obligations, including interest	39,568,302	1,748,047	4,586,249	4,554,911	28,679,095
Loan guarantee	144,505	92,272	48,903	3,330	—
Total obligations	$113,739,396	$5,279,577	$13,571,885	$13,746,512	$81,141,422

Certain amounts do not sum due to rounding.

Based on our cash and working capital position at March 27, 2007, we believe we have sufficient capital to meet our current obligations.

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

Changes in interest rate:

Pursuant to the terms of the loan we entered into in January 2004 for equipment at our Davenport location, the interest rate increased from 6.125% to 10.25% effective January 1, 2007.  As of March 27, 2007, the unpaid balance on this loan was $458,025.  The 412.5 basis point change in this rate, assuming consistent levels of floating rate debt, will have an impact of approximately $16,000 on annual interest expense in fiscal year 2007.

Changes in commodity prices:

Many of the food products we purchase are affected by commodity pricing and are, therefore, subject to unpredictable price volatility.   These commodities are generally purchased based upon market prices established with vendors.  Extreme fluctuations in commodity prices and/or long-term changes could have an adverse affect on us.  Although SYSCO Corporation is our primary supplier of food, substantially all of the food and supplies we purchase is available from several sources, which helps to control commodity price risks.  Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to a food product price increase.  If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2007, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 27, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

Not applicable.

ITEM 1A	Risk Factors

Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2006, filed with the Securities and Exchange Commission on February 21, 2007.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

A description of unregistered sales of equity securities during the first quarter of 2007 was previously included in our Current Report on Form 8-K, filed on March 8, 2007.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: May 4, 2007	By:	/s/ Peter P. Hausback
Peter P. Hausback
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).

3.2	Amended and Restated Bylaws of the Registrant, dated April 13, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2007 (File No. 000-29643)).

10.1	Granite City Food & Brewery Ltd. 2002 Equity Incentive Plan, as amended effective April 13, 2007.

10.2

Stock Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated March 8, 2007 (incorporated by reference to our Current Report on Form 8-K, filed March 8, 2007 (File No. 000-29643)).

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