Form 10-Q
period 2007-06-26
GRANITE CITY FOOD & BREWERY LTD
filed 2007-08-08
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

Yes ☐   No ☒

As of August 1, 2007, the issuer had outstanding 16,014,320 shares of common stock.

i

PART I FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 26,	December 26,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$11,247,205	$7,671,750
Inventory	485,254	511,146
Prepaids and other	431,009	393,803
Total current assets	12,163,468	8,576,699

Prepaid rent, net of current portion	474,337	503,267
Property and equipment, net	55,335,695	54,018,124
Intangible assets and other	718,218	760,420
Total assets	$68,691,718	$63,858,510

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,786,603	$2,289,433
Accrued expenses	4,392,504	5,104,730
Deferred rent, current portion	164,699	143,928
Long-term debt, current portion	278,923	259,940
Capital lease obligations, current portion	983,930	1,885,388
Total current liabilities	9,606,659	9,683,419

Deferred rent, net of current portion	1,865,697	1,603,557
Long-term debt, net of current portion	1,865,474	2,004,986
Capital lease obligations, net of current portion	31,880,585	37,501,605
Total liabilities	45,218,415	50,793,567

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,014,320 and 13,370,331shares issued and outstanding at June 26, 2007 and December 26, 2006, respectively	160,143	133,703
Additional paid-in capital	42,347,573	29,122,306
Accumulated deficit	(19,034,413)	(16,191,066)
Total shareholders’ equity	23,473,303	13,064,943

Total liabilities and shareholders’ equity	$68,691,718	$63,858,510

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2007	2006	2007	2006

Restaurant revenues	$18,453,954	$14,417,118	$36,636,146	$26,309,437

Cost of sales:
Food, beverage and retail	5,524,901	4,258,148	10,919,623	7,773,083
Labor	6,544,272	4,990,804	13,151,175	9,257,632
Direct restaurant operating	2,491,215	1,652,845	4,934,154	3,247,489
Occupancy	1,103,348	795,873	2,274,892	1,477,528
Total cost of sales	15,663,736	11,697,670	31,279,844	21,755,732

Pre-opening	416,341	262,572	512,182	1,074,374
General and administrative	1,904,946	1,621,374	3,638,998	3,070,934
Depreciation and amortization	1,122,405	814,489	2,242,728	1,566,945

Operating income (loss)	(653,474)	21,013	(1,037,606)	(1,158,548)

Interest:
Income	70,009	24,114	102,485	56,164
Expense	(857,713)	(563,648)	(1,903,278)	(1,061,677)
Net interest expense	(787,704)	(539,534)	(1,800,793)	(1,005,513)

Loss before income tax	(1,441,178)	(518,521)	(2,838,399)	(2,164,061)
Income tax provision	(2,695)	—	(4,948)	(500)
Net loss	$(1,443,873)	$(518,521)	$(2,843,347)	$(2,164,561)

Loss per common share, basic and diluted	$(0.09)	$(0.04)	$(0.19)	$(0.16)

Weighted average shares outstanding, basic and diluted	16,004,680	13,226,526	14,975,124	13,226,526

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	June 26,	June 27,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,843,347)	$(2,164,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,242,728	1,566,945
Stock option compensation expense	466,459	407,484
Loss on disposal of asset	79,126	2,414
Deferred rent	264,022	181,195
Changes in operating assets and liabilities:
Inventory	25,892	(76,151)
Prepaids and other	(8,276)	(593,770)
Accounts payable	209,092	253,990
Accrued expenses	(712,226)	344,783
Net cash used in operating activities	(276,530)	(77,671)

Cash flows from investing activities:
Purchase of:
Property and equipment	(2,289,499)	(2,580,432)
Intangible assets and other	(3,617)	(11,112)
Net cash used in investing activities	(2,293,116)	(2,591,544)

Cash flows from financing activities:
Payments on capital lease obligations	(6,522,478)	(442,214)
Payments on long term-debt	(120,529)	(119,132)
Proceeds (cost incurred) from issuance of stock	12,788,108	(2,141)
Net cash provided by (used in) financing activities	6,145,101	(563,487)

Net increase (decrease) in cash	3,575,455	(3,232,702)
Cash and cash equivalents, beginning	7,671,750	9,836,231
Cash and cash equivalents, ending	$11,247,205	$6,603,529

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$—	$5,364,351
Property and equipment, intangibles and stock issuance costs included in accounts payable	$1,288,078	$1,322,239

Income taxes paid	$4,948	$500

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Twenty-six weeks ended June 26, 2007 and June 27, 2006

1.                           Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The first Granite City restaurant opened in St. Cloud, Minnesota in July 1999 and the Company subsequently expanded to other Midwest markets, opening its 19th restaurant on July 3, 2007.  The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies.

The Company’s expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Principles of consolidation and presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These statements include the accounts and operations of the Company and its subsidiary corporations under which its Kansas locations are operated.  Fifty-one percent of the stock of each of the subsidiary corporations is owned by a resident of Kansas and the Company owns the remainder of the stock of each corporation.  Each resident-owner of the stock of these entities has entered into a buy-sell agreement with each corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the corporation upon certain events, including termination of employment (if employed by the Company) or any event which disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state.  The Company has entered into a master agreement with each separate corporation that permits the operation of the restaurants and leases to each corporation the Company’s property and facilities.  Each corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, the net profit from its operations.  The Company has determined that the foregoing ownership structure will cause these separate corporations to be treated as variable interest entities in which the Company has a controlling financial interest for the purpose of FASB Interpretation 46 (R), Consolidation of Variable Interest Entities.  As such, the corporations are consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in those separate corporations.  All references to the Company in these financial statements relate to the consolidated entity.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of June 26, 2007 and the results of operations for the interim periods ended June 26, 2007 and June 27, 2006 have been included.

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

The results of operations for the twenty-six weeks ended June 26, 2007 are not necessarily indicative of the results to be expected for the entire year.

Reclassification

Certain reclassifications have been made to the financial statements for the second quarter and first half of 2006 in order for them to conform to the presentation of the financial statements for the second quarter and first half of 2007.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

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

Cash and cash equivalents

The Company maintains it cash at financial institutions in Minnesota, South Dakota, Kansas and Ohio.  At times the bank balances exceed the limits insured by federal agencies.  The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

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

Earnings (loss) per share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding in each respective fiscal period.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48,”) which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109,

“Accounting for Income Taxes.”  FIN 48 also provides guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements or disclosures.  As of December 26, 2006 and June 26, 2007 the Company did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions.  Upon review of the Company’s net operating loss carryforwards, management believes it is more likely than not that the Company’s tax positions taken will be sustained.  Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision.  However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

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

2.                           Non-current assets

Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  The following is a summary of the Company’s property and equipment at June 26, 2007 and December 26, 2006:

	June 26, 2007	December 26, 2006

Land	$18,000	$18,000
Buildings	33,841,945	33,851,945
Leasehold improvements	8,262,104	8,220,963
Equipment and furniture	21,187,216	20,728,013
Construction in progress*	3,634,098	624,422
	66,943,363	63,443,343
Less accumulated depreciation	11,607,668	9,425,219
	$55,335,695	$54,018,124

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	June 26, 2007	December 26, 2006
Architecture fees for future locations	$400,000	$100,000
Equipment at future locations	$3,180,000	$400,000
Equipment at the beer production facility	—	$125,000
Cost to secure property leases at future locations	$45,000	—

Included in property and equipment are the following assets held under capital leases:

	June 26, 2007	December 26, 2006
Land	$18,000	$18,000
Building	33,841,945	33,851,945
Equipment and leasehold improvements	1,624,533	7,807,724
	35,484,478	41,677,669
Less accumulated depreciation	4,351,987	3,718,654
	$31,132,491	$37,959,015

Intangible assets and other

Intangible assets and other assets consisted of the following:

	June 26, 2007	December 26, 2006
Intangible assets:
Liquor licenses	$264,415	$264,415
Trademarks	123,251	109,741
Other:
Capitalized loan costs	175,379	205,054
Security deposits	269,279	279,427
	832,324	858,637
Less accumulated amortization	114,106	98,217
	$718,218	$760,420

3.                           Accrued expenses

Accrued expenses consisted of the following:

	June 26, 2007	December 26, 2006
Payroll related	$1,914,607	$2,205,712
Deferred revenue from gift cards	869,914	1,355,773
Sales taxes	465,048	493,772
Interest	279,083	278,131
Real estate taxes	335,536	245,299
Insurance	—	89,646
Other	528,316	436,397
	$4,392,504	$5,104,730

4.                           Capital leases

In March 2007, the Company completed a private placement of common stock to accredited investors described in Note 7 below.  Utilizing approximately $6.0 million of these proceeds, the Company retired the entire balance of capital lease debt due DHW Leasing, L.L.C. (“DHW”) pursuant to the master lease agreement entered into in September 2006.

Minimum future lease payments under all capital leases as of June 26, 2007 are:

Capital
Year ended:	Leases
2007	$2,075,557
2008	4,076,234
2009	4,023,444
2010	3,847,242
2011	3,737,719
Thereafter	52,462,327
Total minimum lease payments	70,222,523

Less amount representing interest	37,358,008
Present value of net minimum lease payments	32,864,515
Less current portion	983,930
Long-term portion of obligations	$31,880,585

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

5.        Commitments and contingencies

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

Rockford, Illinois:

In July 2007, the Company commenced leasing its Rockford, Illinois restaurant under a 15-year net lease agreement based on the terms specified in the development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  The restaurant was constructed for the Company on a build-to-suit basis.  Currently, the annual rent is $441,000 of which $231,742 is classified as a capital lease and $179,258 plus percentage rent is classified as an operating lease.  Every five years, base rent exclusive of the land portion of the lease will increase 10%.  The Company will be responsible for any real-estate taxes and all operating costs and the lease may be extended at the Company’s option for up to three additional five-year periods on the same terms and conditions.  Rental costs associated with the operating lease incurred during the construction period were recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of the lease.

East Peoria and Orland Park, Illinois, Creve Coeur, Missouri and Rogers, Arkansas:

In 2007, the Company entered into 20-year net lease agreements relating to restaurants it anticipates opening during 2007 in East Peoria and Orland Park, Illinois, Creve Coeur, Missouri and Rogers, Arkansas under the terms specified in the development agreement with Dunham.  Each restaurant will be constructed for the Company on a build-to-suit basis.  The annual rent of each will be equal to 10.5% of the construction cost including land cost and will escalate 10% at the end of each five-year period.  The Company will be responsible for any real-estate taxes and all operating costs.  The term of each lease will commence when operations begin and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions.  Rental costs associated with the operating leases incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of the leases.

Woodbury, Minnesota:

In April 2007, the Company entered into a development agreement and a 20-year net lease with an independent third party relating to the restaurant it plans to open in Woodbury, Minnesota.  The restaurant will be constructed on a build-to-suit basis and the annual rent will be equal to 10.5% of the total construction cost.  The Company will be responsible for any real-estate taxes and all operating costs.  The lease may be extended at the Company’s option for up to four additional five-year periods on the same terms and conditions, except the rent may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating lease incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of the lease.

6.        Long-term debt

As of the end of the first quarter of fiscal year 2007, the Company had two outstanding long-term loans with an independent financial institution for the purchase of equipment for its restaurants located in Des Moines and Davenport.  These loans are secured only by the personal property and fixture property at the respective locations.  In addition to these two loan agreements, the Company has a long-term loan outstanding with the same independent financial institution secured by the tangible personal property and fixtures at the Fargo restaurant.  Such loan is guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.  As of June 26, 2007, the balances, interest rates and maturity dates of these loans were:

	Des Moines	Davenport	Fargo
Loan balance	$399,792	$434,447	$1,310,158
Annual interest rate	10.25%	10.25%	8.75%
Maturity date	August 27, 2010	January 6, 2011	August 15, 2011

7.              Common stock

On March 8, 2007, the Company entered into a stock purchase agreement with accredited investors under which it sold 2,617,334 shares of common stock at a price of $5.35 per share.  The Company obtained gross proceeds of $14,002,737, paid its placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $173,500.  Pursuant to the conditions of the stock purchase agreement, the Company used approximately $6.0 million of the $12,779,032 net proceeds to retire the entire balance of equipment lease debt obtained from DHW pursuant to the master lease agreement entered into in September 2006.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is the Company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders. The remaining net proceeds from this placement are being used to fund expansion of the Company’s restaurant operations.

8.              Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   The number of shares authorized for issuance under the plan was 400,000, of which 364,500 were issued as of June 26, 2007.  No additional options will be issued pursuant to the terms of this plan which expired July 28, 2007.  All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

The Company reserved 590,000 shares of common stock for issuance under the 1997 Director Stock Option Plan (“DSOP”), of which 516,500 were issued at June 26, 2007.  No additional options will be issued pursuant to the terms of this plan which expired July 29, 2007.  Under this plan, the Company automatically granted an option to each outside director on the date such person became a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  Each option vests one year after the option was granted and is exercisable for five years from the date of grant. Options were granted at fair market value.  The Company’s board of directors seeks to bridge the gap in equity compensation for non-employee directors until the adoption of any future equity plan for non-employee directors.  As a result, on May 2, 2007, upon the recommendation of the compensation committee, the board resolved that award of stock options for the purchase of 15,000 shares of common stock per year should continue to be made to each non-employee director on the anniversary of his election to the Board under the 2002 Equity Incentive Plan.  The board further resolved that such awards are to have the same terms and conditions as those made under the DSOP; provided, however, that they are to be exercisable for a period of ten years rather than five years.  The compensation committee is presently evaluating alternative means of providing equity awards to non-employee directors.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of June 26, 2007 was 1,826,244, of which 417,244 shares remained available for future issuance.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of June 26, 2007 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
Fixed Options	Shares	Average Price	Life	Intrinsic Value
Outstanding at December 26, 2006	1,595,000	$3.70	6.1 years
Granted	470,000	5.52	6.2 years

Exercised	(3,200)	2.23	—

Forfeited	(18,000)	5.17	—
Outstanding at June 26, 2007	2,043,800	$4.11	5.7 years	$2,668,104

Options exercisable at December 26, 2006	1,076,502	$3.46	5.2 years
Options exercisable at June 26, 2007	1,310,304	$3.61	5.2 years	$2,282,314

Weighted-average fair value of options granted during 2007	$3.43

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:  (a) no dividend yield, (b) 58.13% to 61.60% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 4.46% to 4.80%.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on June 26, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 26, 2007.  As of June 26, 2007, there was approximately $1,514,389 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $570,421 is expected to be recognized during the remainder of fiscal year 2007, $569,043 in fiscal year 2008, $338,511 in fiscal year 2009 and $36,414 in fiscal year 2010.

If all options outstanding at June 26, 2007 were exercised for cash, proceeds to the Company would be approximately $8.4 million.

The following table summarizes information about stock options outstanding at June 26, 2007:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	6/26/2007	Contractual Life	Exercise Price	6/26/2007	Exercise Price

$1.00 - $2.00	155,500	3.7 years	$1.61	155,500	$1.61
$2.01 - $3.00	180,000	4.8 years	$2.41	180,000	$2.41
$3.01 - $4.00	698,000	5.5 years	$3.89	518,502	$3.88
$4.01 - $5.00	492,300	6.8 years	$4.40	411,302	$4.39
$5.01 - $6.00	368,000	4.5 years	$5.19	45,000	$5.01
$6.01 - $7.00	150,000	9.8 years	$6.20	—	$—

Total	2,043,800	5.7 years	$4.11	1,310,304	$3.61

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share. During the second quarter of fiscal year 2007, the Company issued an aggregate of 23,455 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 31,380 shares of common stock.  As of June 26, 2007, 210,222 of the agent warrants remained exercisable.

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share.  As of June 26, 2007, none of such warrants had been exercised.

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors, whereby the Company issued 1,045,844 five-year warrants exercisable at $5.00 per share.  The Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  As of June 26, 2007, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to the Company’s placement agent. As of June 26, 2007, none of such warrants had been exercised.

During the first half of fiscal year 2007, no warrants were issued and no warrants expired.  As of June 26, 2007, 1,698,994 were outstanding and exercisable.  The weighted average exercise price of such warrants was $4.80 per share.

If all warrants outstanding at June 26, 2007 were exercised for cash, proceeds to the Company would be approximately $8.1 million.

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

Overview

We are a Modern American upscale casual restaurant chain.  As of August 1, 2007, we operated 19 restaurants in eight Midwestern states featuring on-premises breweries under the name of Granite City Food & Brewery®.  We believe our menu features affordable yet high quality family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06
18	Madison, Wisconsin	Dec-06
19	Rockford, Illinois	Jul-07

We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment financing and cash flow from operations.  We built units 4-9, 11-14 and 16-19 based upon the prototype we developed in early 2003.  In 2004 and 2005, we retrofitted units 1-3 to conform to this prototype model.  In 2005 and 2006, we developed units 10 and 15, respectively, which were conversions of existing restaurants.  With the exception of units 1-3 and 15, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease the land and building of each new restaurant from our developer.

In March 2007, we entered into a stock purchase agreement with accredited investors under which we sold 2,617,334 shares of common stock at a price of $5.35 per share.  We obtained gross proceeds of $14,002,737, paid our placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $173,500.  Pursuant to the conditions of the stock purchase agreement, we used approximately $6.0 million of the $12,779,032 net proceeds to retire the entire balance of equipment lease debt we had obtained from DHW pursuant to the master lease agreement we entered into in September 2006.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is our company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders.  The remaining net proceeds from this placement are being used to fund the expansion of our restaurant operations.

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

The thirteen and twenty-six weeks ended June 26, 2007 included 234 and 468 restaurant weeks, respectively, which is the sum of the actual number of weeks each restaurant operated. The thirteen and twenty-six weeks ended June 27, 2006 included 169 and 320 restaurant weeks, respectively.  The source of the additional restaurant weeks in fiscal year 2007 is shown in the following chart:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
Location	June 26, 2007	June 26, 2007
Kansas City, Kansas	—	5
Olathe, Kansas	—	13
West Wichita	13	26
St. Louis Park, Minnesota	13	26
Omaha, Nebraska	13	26
Roseville, Minnesota	13	26
Madison, Wisconsin	13	26
Total Additional Restaurant Weeks	65	148

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

Results of operations as a percentage of sales

The following table compares operating results expressed as a percentage of total revenue for the thirteen weeks ended June 26, 2007 and June 27, 2006.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2007	2006	2007	2006

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	29.9	29.5	29.8	29.5
Labor	35.5	34.6	35.9	35.2
Direct restaurant operating	13.5	11.5	13.5	12.3
Occupancy	6.0	5.5	6.2	5.6
Total cost of sales	84.9	81.1	85.4	85.9

Pre-opening	2.3	1.8	1.4	4.1
General and administrative	10.3	11.2	9.9	11.7

Depreciation and amortization	6.1	5.6	6.1	6.0

Operating income (loss)	(3.5)	0.1	(2.8)	(4.4)

Interest:
Income	0.4	0.2	0.3	0.2
Expense	(4.6)	(3.9)	(5.2)	(4.0)
Net interest expense	(4.3)	(3.7)	(4.9)	(3.8)

Net loss	(7.8)%	(3.6)%	(7.7)%	(8.2)%

Certain percentage amounts do not sum due to rounding.

Results of operations for the thirteen and twenty-six weeks ended June 26, 2007 and June 27, 2006

Revenue

We generated $18,453,954 and $14,417,118 of revenues during the second quarter of 2007 and 2006, respectively.  During the first half of 2007 and 2006, we generated revenues of $36,636,146 and $26,309,437, respectively.  The increase in first half revenues of 39.3% was primarily the result of the additional restaurant operating weeks related to the five restaurants that opened subsequent to the second quarter of 2006.  The first half of 2007 included 468 restaurant operating weeks, which is the sum of the actual number of weeks each restaurant operated, while the first half of 2006 included 320 operating weeks.  Comparable restaurant revenues, which include restaurants in operation over 18 months, increased 1.2% and 1.8% for the second quarter and first half of 2007 over the same periods of 2006, respectively.  The increase in comparable restaurant revenues was due primarily to a 2.1% price increase that took effect at the end of November 2006.

Average weekly revenues decreased $6,445 from $85,308 per week in the second quarter of 2006 to $78,863 per week in the second quarter of 2007.  Average weekly revenues decreased $3,935 from $82,217 per week in the first half of 2006 to $78,282 per week in the first half of 2007 for all the restaurants in operation.  Average weekly revenues for comparable restaurants increased $1,404 from $77,067 in the first half of 2006 to $78,471 in the first half of 2007.

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

Restaurant costs

Food and beverage

Our food and beverage costs increased 0.4% as a percentage of revenue from 29.5% in the second quarter of 2006 to 29.9% in the second quarter of 2007.  These costs increased 0.3% as a percentage of revenue from 29.5% in the first half of 2006 to 29.8% in the first half of 2007.  Food and beverage costs increased as a percentage of revenues due in part to the increase in the cost of meat and dairy.

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

Our labor costs, as a percentage of revenues, increased 0.9% from 34.6% in the second quarter of 2006 to 35.5% in the second quarter of 2007.  These costs increased 0.7% as a percentage of revenues from 35.2% in the first half of 2006 to 35.9% in the first half of 2007.  Such increases were due in part to minimum wage increases which took effect at some of our markets in the second quarter as well as to non-cash stock-based compensation resulting from stock options issued in the first half of 2007.

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

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expenses, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expenses as a percentage of revenue increased 2.0% from 11.5% in the second quarter of 2006 to 13.5% in the second quarter of 2007.  These expenses increased 1.2% as a percentage of revenues from 12.3% in the first half of 2006 to 13.5% in the first half of 2007.  While we realized a decrease in repairs and maintenance expense, we experienced an increase in expenses related to hiring and training, advertising and promotions and loss on disposal of assets as we made some upgrades primarily at our mature properties.

Occupancy

Our occupancy costs which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.5% as a percentage of revenues from 5.5% in the second quarter of 2006 to 6.0% in the second quarter of 2007.  These costs increased 0.6% as a percentage of revenues from 5.6% in the first half of 2006 to 6.2% in the first half of 2007.  These increases were due to higher rent expense and property tax, offset slightly by a decrease in property and casualty insurance.

Pre-opening

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, wages and expenses of our dedicated new store opening teams, rental costs incurred during the construction period and certain other direct costs associated with opening new restaurants.  Pre-opening costs in the first half of 2007 are made up primarily of costs incurred during construction periods of the restaurant we opened in Rockford in July 2007 and the two additional restaurants we plan to open in Illinois later this year.  Pre-opening costs in the first half of 2006 related primarily to our restaurants opened in the first and third quarters of that year.  Pre-opening costs, excluding construction-period rent, are primarily incurred in the month of, and two months prior to, the restaurant opening.

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

General and administrative expenses increased $283,572 from $1,621,374 in the second quarter of 2006 to $1,904,946 in the second quarter of 2007.  These expenses increased $568,064 from $3,070,934 in the first half of 2006 to $3,638,998 in the first half of 2007.  The primary sources of such increase were expenses related to legal, investor relations, expansion and recruiting, insurance, payroll and stock-based compensation.  These increases were partially offset by decreases in accounting fees and marketing costs.

Despite the foregoing increases in general and administrative expenses, the increase in restaurant revenues associated with additional locations and the increase in comparable sales caused our general and administrative expenses to decrease 0.9%  as a percentage of revenue from 11.2% in the second quarter of 2006 to 10.3% in the second quarter of 2007.  These expenses decreased 1.8% as a percentage of revenue from 11.7% in the first half of 2006 to 9.9% in the first half of 2007.

As we continue to expand our restaurant chain, we expect general and administrative expenses will decrease as a percentage of revenues in the long term.

Depreciation and amortization

Depreciation and amortization expense increased $307,916 during the second quarter of 2007 compared to the same period in 2006.  These expenses increased $675,783 during the first half of 2007 compared to the first half of 2006, due principally to the additional depreciation related to restaurants opened in the second half of 2006.  As a percentage of revenues, depreciation expense increased as a percentage of revenue 0.5% and 0.1% for the second quarter and first half of 2007 over the same periods of 2006, respectively.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense increased $294,065 from $563,648 in the second quarter of 2006 to $857,713 in the second quarter of 2007, and increased $841,601 from $1,061,677 in the first half of 2006 to $1,903,278 in the first half of 2007.  The increase was due to increases in capital leases as a result of additional restaurants.  Interest income increased $45,895 and $46,321 for the second quarter and first half of 2007 over the same periods of 2006, respectively, due to the proceeds from the sale of our common stock in March 2007.

Liquidity and capital resources

As of June 26, 2007, we had $11,247,205 of cash and working capital of $2,556,809 compared to $7,671,750 of cash and a working capital deficit of $1,106,720 at December 26, 2006.

During the twenty-six weeks ended June 26, 2007, we used $276,530 of net cash in operating activities, $2,293,116 of net cash to purchase equipment and other assets, and made payments aggregating $6,643,007 on our debt and capital lease obligations.  Additionally, during the first quarter of 2007, we received net cash of $12,788,108 from the issuance of our common stock.

During the twenty-six weeks ended June 27, 2006, we used $77,671 of net cash in operating activities, $2,591,544 of net cash to purchase equipment and other assets primarily for our new restaurants and restaurants under construction, and made payments aggregating $561,346 on our debt and capital lease obligations.  Additionally, during the first half of 2006, we used $2,141 of net cash to pay expenses associated with the issuance of our common stock in the fourth quarter of 2005.

In March 2007, we entered into a stock purchase agreement with accredited investors under which we sold 2,617,334 shares of common stock at a price of $5.35 per share.  We obtained gross proceeds of $14,002,737, paid our placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $173,500.  Pursuant to the conditions of the stock purchase agreement, we used approximately $6.0 million of the $12,779,032 net proceeds to retire the entire balance of equipment lease debt we had obtained from DHW pursuant to the master lease agreement we entered into in September 2006.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is our company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders.  The remaining net proceeds from this placement are being used to fund the expansion of our restaurant operations.

We intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our model as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.  We opened one new restaurant in Rockford, Illinois in July 2007 and intend to open six additional restaurants in 2007.  We have entered into agreements or are in negotiation for locations in Illinois, Arkansas, Missouri, Ohio and Minnesota.

Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.3 million for each new restaurant.  We anticipate that our new restaurants will require an investment by our developer of approximately $1.8 million to $2.3 million for the building and approximately $1.2 million for the purchase of the land.  In some instances we may elect to use our own cash for a portion of the building costs.  We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

We will need to expend significant capital in connection with our expansion plans. With our existing capital resources, cash generated from operations, and the proceeds received from our sale of common stock, we believe that we will have sufficient funds to complete our planned restaurant openings in 2007, maintain sufficient working capital for our operations and continue our future expansion.  We are continually evaluating our development plans and we are exploring options relative to the pace of our growth.  If our available sources of liquidity are insufficient to fund our expected capital needs beyond 2007, or our needs are greater than anticipated, we will be required to raise additional funds in the future through public or private sales of equity securities or the incurrence of indebtedness.  If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.

Commitments and contingent liabilities

Capital Leases:

As of June 26, 2007, we had 16 capital lease agreements related to our restaurants.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026 and the remaining two in 2027, all with renewable options for additional periods. Fourteen of these lease agreements are with our developer. Under six of the leases, we are required to pay additional percentage rent based upon restaurant sales. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as capital lease because its present value was greater that 90% of the estimated fair value at the beginning of the lease.

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

In August 2006, we entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which we may “finance lease” up to $3,000,000 of equipment purchases for three future restaurant locations. On September 28, 2006, we entered into a lease schedule and amendment to this master lease, pursuant to which we are leasing equipment for our restaurant in St. Louis Park for an initial lease term of 39 months. Our president and chief executive officer was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to pay him for such guarantee.  Details regarding such guarantee fees appear below under the caption “Personal Guaranties.”

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

During the first half of fiscal year 2007, we entered into lease agreements relating to restaurants in Rockford, East Peoria and Orland Park, Illinois, Rogers, Arkansas and Creve Coeur, Missouri under the terms specified in the development agreement with Dunham.  Additionally, we entered into a lease agreement with an independent third party for a restaurant in Woodbury, Minnesota.  Each restaurant will be constructed for us on a build-to-suit basis.  The annual rent of each will be equal to 10.5% of the construction cost including land cost and will escalate 10% at the end of each five-year period.  The term of each lease will commence when operations begin and may be extended at our option for additional five-year periods on the same terms and conditions, except the rent for our Woodbury location may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating leases that are incurred during the construction period are recognized as pre-opening costs, and escalated rent will be recognized as expense on a straight-line basis over the term of the leases.

Personal Guaranties:

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  At a meeting held in March 2004, our board of directors agreed to pay our president and chief executive officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of the annual guarantee fee is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  During the first half of 2007 and 2006, we accrued $13,036 and $16,111 of such fees, respectively, and paid $0 and $15,000 of such fees, respectively.

In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payment to be made to Carlton under this lease financing agreement and our board of directors agreed to pay him for such guarantee.  The amount of the annual guarantee fee is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.  Although we did not pay any of such fees during the first half of 2007, $10,604 of such expense was recorded in general and administrative expense.

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

In August 2006, we entered into an at-will employment agreement with Peter P. Hausback that provides for Mr. Hausback to serve as our chief financial officer and principal accounting officer. The agreement provides for a minimum annual base salary of $215,000 and the eligibility to participate in any performance-based cash bonus or equity award plans for senior executives based upon goals established by the board or compensation committee.  Mr. Hausback’s possible cash incentive compensation for fiscal years 2006 and 2007 is up to $75,000 based upon performance.  The employment agreement provides that a severance payment equal to 12 months of base salary will be made if Mr. Hausback’s employment is terminated in connection with a change of control, by our company without cause, or by the officer for good reason.

Development Agreement:

We have entered into a development agreement with Dunham for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW Leasing, L.L.C. and an affiliate of Granite Partners LLC, a beneficial owner of less than 2% of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated.  As of August 1, 2007, 15 restaurants had been constructed for us under this development agreement.

The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts.  The development agreement provides that restaurants will be leased to us on the basis of a triple net lease.  The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate.  The term of each lease is generally 20 years with five five-year options to renew.

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

Dunham also has the right to sell the underlying land and building to third parties or assign our leases. As of August 1, 2007, Dunham had sold three of our restaurants sites to third parties. The assignment or sale of a lease by Dunham has no material impact on our agreement.

Off- balance sheet arrangements:

It is not our business practice to enter into off-balance sheet arrangements.

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of June 26, 2007 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company.  Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Fiscal Years Thereafter
Long-term debt, principal	$2,144,397	$135,880	$574,272	$1,434,244	$—
Interest on long-term debt	598,368	97,352	319,606	181,410	—
Capital lease obligations, including interest	70,222,523	2,075,557	8,099,678	7,584,961	52,462,327
Operating lease obligations, including interest	38,996,719	1,176,464	4,586,249	4,554,911	28,679,095
Loan guaranties	144,505	80,812	48,903	3,330	—
Total obligations	$112,106,512	$3,566,063	$13,628,709	$13,758,857	$81,141,422

Certain amounts do not sum due to rounding.

Based on our cash and working capital position at June 26, 2007, we believe we have sufficient capital to meet our current obligations.

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

Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the termination date.  There is potential for variability in our “rent holiday” period which begins on the date the lease agreement is signed and ends on the store open date, during which no cash rent payments are typically due.  Factors that may affect the length of the rent holiday period generally relate to construction related delays.  Extension of the rent holiday period due to delays in store opening will result in greater pre-opening rent expense recognized during the rent holiday period.

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

Changes in interest rate:

Pursuant to the terms of the loan we entered into in January 2004 for equipment at our Davenport location, the interest rate increased from 6.125% to 10.25% effective January 1, 2007.  As of January 1, 2007, the unpaid balance on this loan was $481,190.  The 412.5 basis point change in this rate, assuming consistent levels of floating rate debt, will have an impact of approximately $16,190 on annual interest expense in fiscal year 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2007, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 26, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 1                   Legal Proceedings

Not applicable.

ITEM 1A                Risk Factors

On May 4, 2007, we filed with the SEC a Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995 for use as a readily available written document to which reference may be made in connection with forward-looking statements, as defined in such act.  Our Cautionary Statement amended and restated the risk factors we previously presented in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2006.  Our Cautionary Statement, which appears as Exhibit 99 to this report, is incorporated by reference in response to this Item 1A.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On April 3, 2007, we issued 4,102 shares of common stock upon the cashless exercise of a warrant for the purchase of 5,538 shares of common stock originally issued November 27, 2002 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of November 27, 2007.

On May 2, 2007, we issued 19,353 shares of common stock upon the cashless exercise of a warrant for the purchase of 25,842 shares of common stock originally issued December 20, 2002 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of December 20, 2007.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  The certificates representing such securities contain a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements.  The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-KSB, Form 10-QSB, and Form 8-K, as filed with the SEC.  No discount or commission was paid in connection with the issuance of common stock upon exercise of the warrants.

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

GRANITE CITY FOOD & BREWERY LTD.

Date:	August 8, 2007	By:	/s/ Peter P. Hausback
Peter P. Hausback
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).

3.2	Amended and Restated Bylaws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

10.1

Granite City Food & Brewery Ltd. 2002 Equity Incentive Plan, as amended effective April 13, 2007 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 4, 2007 (File No. 000-29643)).

31.1

Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Peter P. Hausback, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Peter P. Hausback, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Cautionary Statement (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).