Form 10-Q
period 2007-09-25
GRANITE CITY FOOD & BREWERY LTD
filed 2007-11-09
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2007

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

Yes ☐     No ☒

As of November 1, 2007, the issuer had outstanding 16,097,335 shares of common stock.

i

PART I	FINANCIAL INFORMATION

ITEM 1 Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 25, 2007	December 26, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$6,483,988	$7,671,750
Inventory	537,138	511,146
Prepaids and other	512,700	393,803
Total current assets	7,533,826	8,576,699

Prepaid rent, net of current portion	459,872	503,267
Property and equipment, net	61,106,795	54,018,124
Intangible assets and other	795,555	760,420
Total assets	$69,896,048	$63,858,510

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,761,472	$2,289,433
Accrued expenses	4,313,924	5,104,730
Deferred rent, current portion	184,982	143,928
Long-term debt, current portion	277,692	259,940
Capital lease obligations, current portion	976,287	1,885,388
Total current liabilities	10,514,357	9,683,419

Deferred rent, net of current portion	2,095,772	1,603,557
Long-term debt, net of current portion	1,805,197	2,004,986
Capital lease obligations, net of current portion	33,935,620	37,501,605
Total liabilities	48,350,946	50,793,567

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,059,165 and 13,370,331 shares issued and outstanding at September 25, 2007 and December 26, 2006, respectively	160,592	133,703
Additional paid-in capital	42,678,377	29,122,306

Accumulated deficit	(21,293,867)	(16,191,066)
Total shareholders’ equity	21,545,102	13,064,943

Total liabilities and shareholders’ equity	$69,896,048	$63,858,510

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2007	September 26, 2006	September 25, 2007	September 26, 2006

Restaurant revenues	$19,584,040	$15,028,065	$56,220,186	$41,337,502

Cost of sales:
Food, beverage and retail	5,969,977	4,522,565	16,889,600	12,295,648
Labor	7,046,219	5,404,636	20,197,394	14,662,268
Direct restaurant operating	2,845,705	1,856,222	7,779,859	5,103,711
Occupancy	1,210,115	850,788	3,485,007	2,328,316
Total cost of sales	17,072,016	12,634,211	48,351,860	34,389,943

Pre-opening	732,679	866,193	1,244,861	1,940,567
General and administrative	2,050,251	1,640,752	5,689,249	4,711,686
Depreciation and amortization	1,159,885	877,988	3,402,613	2,444,933

Operating loss	(1,430,791)	(991,079)	(2,468,397)	(2,149,627)

Interest:
Income	87,131	16,803	189,616	72,967
Expense	(910,637)	(607,890)	(2,813,915)	(1,669,567)
Net interest expense	(823,506)	(591,087)	(2,624,299)	(1,596,600)

Loss before income tax	(2,254,297)	(1,582,166)	(5,092,696)	(3,746,227)
Income tax provision	(5,157)	(10,110)	(10,105)	(10,610)
Net loss	$(2,259,454)	$(1,592,276)	$(5,102,801)	$(3,756,837)

Loss per common share, basic and diluted	$(0.14)	$(0.12)	$(0.33)	$(0.28)

Weighted average shares outstanding, basic and diluted	16,038,302	13,242,173	15,329,517	13,231,742

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	September 25, 2007	September 26, 2006

Cash flows from operating activities:
Net loss	$(5,102,801)	$(3,756,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,402,613	2,444,933
Stock option compensation expense	786,994	550,848
Loss on disposal of asset	89,525	2,746
Deferred rent	514,380	356,168
Changes in operating assets and liabilities:
Inventory	(25,992)	(133,826)
Prepaids and other	(75,502)	(937,712)
Accounts payable	(162,028)	900,277
Accrued expenses	(790,806)	132,740
Net cash used in operating activities	(1,363,617)	(440,663)

Cash flows from investing activities:
Purchase of:
Property and equipment	(5,634,505)	(5,673,006)
Intangible assets and other	(16,395)	(131,419)
Net cash used in investing activities	(5,650,900)	(5,804,425)

Cash flows from financing activities:
Payments on capital lease obligations	(6,787,174)	(642,087)
Payments on long term-debt	(182,037)	(177,907)
Proceeds (cost incurred) from issuance of stock	12,795,966	(9,443)
Net cash provided by (used in) financing activities	5,826,755	(829,437)

Net decrease in cash	(1,187,762)	(7,074,525)
Cash and cash equivalents, beginning	7,671,750	9,836,231
Cash and cash equivalents, ending	$6,483,988	$2,761,706

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$2,312,088	$8,053,638
Property and equipment, intangibles and stock issuance costs included in accounts payable	$2,634,067	$1,602,251
Income taxes paid	$10,105	$10,610

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Thirty-nine weeks ended September 25, 2007 and September 26, 2006

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The first Granite City restaurant opened in St. Cloud, Minnesota in July 1999 and the Company subsequently expanded to other Midwest markets, opening its 21st restaurant on October 30, 2007.  The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of September 25, 2007 and the results of operations for the interim periods ended September 25, 2007 and September 26, 2006 have been included.

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

The results of operations for the thirty-nine weeks ended September 25, 2007 are not necessarily indicative of the results to be expected for the entire year.

Reclassification

Certain reclassifications have been made to the financial statements for the third quarter and first three quarters of 2006 in order for them to conform to the presentation of the financial statements for the third quarter and first three quarters of 2007.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

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

Cash and cash equivalents

The Company maintains its cash at financial institutions in Minnesota, South Dakota, Kansas and Ohio.  At times the bank balances exceed the limits insured by federal agencies.  The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

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

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48,”) which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also provides guidance on the de-recognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements or disclosures.  As of December 26, 2006 and September 25, 2007 the Company did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions.  Upon review of the Company’s net operating loss carryforwards, management believes it is more likely than not that the Company’s tax positions taken will be sustained.  Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision.  However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”).  The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position.  Application of the FSP was upon the initial adoption date of FIN 48.  The FSP did not have a material impact on the Company’s consolidated financial statements.

2.              Non-current assets

Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  The following is a summary of the Company’s property and equipment at September 25, 2007 and December 26, 2006:

	September 25, 2007	December 26, 2006

	$18,000	$18,000
Buildings	36,111,702	33,851,945
Leasehold improvements	8,325,161	8,220,963
Equipment and furniture	22,565,116	20,728,013
Construction in progress*	6,843,947	624,422
	73,863,926	63,443,343
Less accumulated depreciation	12,757,131	9,425,219
	$61,106,795	$54,018,124

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	September 25, 2007	December 26, 2006
Architecture fees for future locations	$410,000	$100,000
Equipment at future locations	6,340,000	400,000
Equipment at the beer production facility	—	125,000
Cost to secure property leases at future locations	95,000	—

Included in property and equipment are the following assets held under capital leases:

	September 25, 2007	December 26, 2006
Land	$18,000	$18,000
Building	36,123,702	33,851,945
Equipment and leasehold improvements	1,654,864	7,807,724
	37,796,566	41,677,669
Less accumulated depreciation	4,836,946	3,718,654
	$32,959,620	$37,959,015

Intangible assets and other

            Intangible assets and other assets consisted of the following:

	September 25, 2007	December 26, 2006
Intangible assets:
Liquor licenses	$264,415	$264,415
Trademarks	132,671	109,741
Other:
Capitalized loan costs	250,379	205,054
Security deposits	271,017	279,427
	918,482	858,637
Less accumulated amortization	122,927	98,217
	$795,555	$760,420

3.        Accrued expenses

Accrued expenses consisted of the following:

	September 25, 2007	December 26, 2006
Payroll related	$1,639,746	$2,205,712
Deferred revenue from gift cards	928,634	1,355,773
Sales taxes	568,043	493,772
Interest	297,732	278,131
Real estate taxes	376,159	245,299
Insurance	—	89,646
Other	503,610	436,397
	$4,313,924	$5,104,730

4.        Long-term debt

As of the end of the third quarter of fiscal year 2007, the Company had two outstanding long-term loans with an independent financial institution for the purchase of equipment for its restaurants located in Des Moines and Davenport.  These loans are secured only by the personal property and fixture property at the respective locations.  In addition to these two loan agreements, the Company has a long-term loan outstanding with the same independent financial institution secured by the tangible personal property and fixtures at the Fargo restaurant.  Such loan is guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.  As of September 25, 2007, the balances, interest rates and maturity dates of these loans were:

	Des Moines	Davenport	Fargo
Loan balance	$373,172	$409,520	$1,300,197
Annual interest rate	10.25%	10.25%	8.75%
Maturity date	August 27, 2010	January 6, 2011	August 15, 2011

5.        Capital leases

In March 2007, the Company completed a private placement of common stock to accredited investors described in Note 7 below.  Utilizing approximately $6.0 million of these proceeds, the Company retired the entire balance of capital lease debt due DHW Leasing, L.L.C. (“DHW”) pursuant to the master lease agreement entered into in September 2006.

Minimum future lease payments under all capital leases as of September 25, 2007 are:

Capital
Year ended:	Leases
2007	$1,110,333
2008	4,366,113
2009	4,313,324
2010	4,137,121
2011	4,027,598
Thereafter	57,927,763
Total minimum lease payments	75,882,252

Less amount representing interest	40,970,345
Present value of net minimum lease payments	34,911,907
Less current portion	976,287
Long-term portion of obligations	$33,935,620

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

6.        Commitments and contingencies

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

Rogers, Arkansas and East Peoria, Illinois

In October 2007, the Company commenced 20-year net lease agreements relating to restaurants it opened in Rogers, Arkansas and East Peoria, Illinois under the terms specified in the development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  Each restaurant was constructed for the Company on a build-to-suit basis.  The annual rent of each is equal to 10.5% of the construction cost including land cost and escalates 10% at the end of each five-year period.  The Company is responsible for any real-estate taxes and all operating costs.  The term of each lease commenced when operations began and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions.  The portion of the rent related to the land of each lease will be classified as an operating lease while the building portion of each will be classified as a capital lease.  Rental costs associated with these operating leases incurred during the construction period were recognized as pre-opening costs and escalating rent will be recognized as expense on a straight-line basis over the terms of the leases.

Orland Park, Illinois and Creve Coeur, Missouri

In February and June 2007, the Company entered into 20-year net lease agreements relating to restaurants it anticipates opening during the fourth quarter of 2007 in Orland Park, Illinois and Creve Coeur, Missouri, respectively, under the terms specified in the development agreement with Dunham.  Each restaurant will be constructed for the Company on a build-to-suit basis.  The annual rent of each will be equal to 10.5% of the construction cost including land cost and will escalate 10% at the end of each five-year period.  The Company will be responsible for any real-estate taxes and all operating costs.  The term of each lease will commence when operations begin and may be extended at the Company’s option for up to five additional five-year periods on the same terms and conditions.  Rental costs associated with the operating leases incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of the leases.

Woodbury, Minnesota

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

Toledo, Ohio and Ft. Wayne, Indiana

In August 2007, the Company entered into 20-year net lease agreements relating to restaurants it anticipates opening in Ft. Wayne, Indiana in the fourth quarter of 2007 and in Toledo, Ohio in the first quarter of 2008 under the terms specified in the development agreement with Dunham.  The restaurants will be constructed for the Company on a build-to-suit basis.  Basic terms of the leases include annual rent equal to 10.5% of the construction cost plus the land lease and percentage rent.  The base rent will escalate 10% at the end of each five-year period.  The term of each lease will commence when operations begin and the Company will be responsible for any real-estate taxes and all operating costs.  Rental costs associated with the operating lease incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of the lease.

7.              Common stock

Sale of stock

On March 8, 2007, the Company entered into a stock purchase agreement with accredited investors under which it sold 2,617,334 shares of common stock at a price of $5.35 per share.  The Company obtained gross proceeds of $14,002,737, paid its placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $181,675.  Pursuant to the conditions of the stock purchase agreement, the Company used approximately $6.0 million of the $12,770,857 net proceeds to retire the entire balance of equipment lease debt obtained from DHW pursuant to the master lease agreement entered into in September 2006.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is the Company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders. The remaining net proceeds from this placement are being used to fund expansion of the Company’s restaurant operations.

Exercise of warrants and options

On April 3, 2007, the Company issued 4,102 shares of common stock upon the cashless exercise of a warrant for the purchase of 5,538 shares of common stock originally issued November 27, 2002 to one of the agents for the Company’s private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of November 27, 2007.

On May 2, 2007, the Company issued 19,353 shares of common stock upon the cashless exercise of a warrant for the purchase of 25,842 shares of common stock originally issued December 20, 2002 to one of the agents for the Company’s private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of December 20, 2007.

On May 21, 2007, an employee of the Company exercised a stock option for the purchase of 700 shares of common stock at an exercise price of $4.31 per share.  The foregoing option was issued pursuant to the Company’s 2002 Equity Incentive Plan and had an expiration date of March 15, 2015.

On May 22, 2007, an employee of the Company exercised a stock option for the purchase of 2,500 shares of common stock at an exercise price of $1.65 per share.  The foregoing option was issued outside the Company’s plans and had an expiration date of December 26, 2011.

On August 8, 2007, the Company issued 26,302 shares of common stock upon the cashless exercise of a warrant for the purchase of 38,170 shares of common stock originally issued October 1, 2002 to one of the agents for its private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of October 1, 2007.

On August 8, 2007, the Company issued 3,543 shares of common stock upon the cashless exercise of a warrant for the purchase of 5,142 shares of common stock originally issued November 27, 2002 to one of the agents for its private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of November 27, 2007.

On August 9, 2007, a director of the Company exercised a stock option for the purchase of 15,000 shares of common stock at an exercise price of $1.26 per share.  These options were issued pursuant to the 1997 Director Stock Option Plan and had an expiration date of August 18, 2007.

8.              Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   As of September 25, 2007, options to purchase 316,500 shares of common stock were outstanding under the plan.  No additional options will be issued pursuant to the terms of this plan which expired July 28, 2007.  All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

As of September 25, 2007, options to purchase 330,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan (“DSOP”).  No additional options will be issued pursuant to the terms of this plan which expired July 29, 2007.  Under this plan, the Company automatically granted an option to each outside director on the date such person became a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  Each option vests one year after the option was granted and is exercisable for five years from the date of grant. Options were granted at fair market value.  On May 2, 2007, the Company’s board of directors agreed that until the adoption of any future equity plan for non-employee directors, award of stock options for the purchase of 15,000 shares of common stock per year should continue to be made to each non-employee director on the anniversary of his election to the Board under the 2002 Equity Incentive Plan.  The board further resolved that such awards are to have the same terms and conditions as those made under the DSOP; provided, however, that they are to be exercisable for a period of ten years rather than five years.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of September 25, 2007 was 1,826,264, of which 286,264 shares remained available for future issuance and 1,464,300 were outstanding.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.  On October 30, 2007, our shareholders approved an amendment to this plan that increased the total number of shares for which awards may be granted by 500,000.

A summary of the status of the Company’s stock options as of September 25, 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 26, 2006	1,595,000	$3.70	6.1 years
Granted	613,000	5.28	6.8 years
Exercised	(18,200)	1.43	—
Forfeited	(30,000)	5.17	—
Outstanding at September 25, 2007	2,159,800	$4.15	5.8 years	$933,002

Options exercisable at December 26, 2006	1,076,502	$3.46	5.6 years
Options exercisable at September 25, 2007	1,467,804	$3.69	5.5 years	$890,552

Weighted-average fair value of options granted during 2007	$3.43

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:  (a) no dividend yield, (b) 58.13% to 66.86% expected volatility, (c) expected life of options of five to ten years and (d) a risk-free interest rate of 4.46% to 4.80%.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on September 25, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 25, 2007.  As of September 25, 2007, there was approximately $1,590,431 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $320,535 is expected to be recognized during the remainder of fiscal year 2007, $761,572 in fiscal year 2008, $419,293 in fiscal year 2009, $75,825 in fiscal year 2010 and $13,206 in fiscal year 2011.

If all options outstanding at September 25, 2007 were exercised for cash, proceeds to the Company would be approximately $9.0 million.

The following table summarizes information about stock options outstanding at September 25, 2007:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	9/25/2007	Contractual Life	Exercise Price	9/25/2007	Exercise Price

$ 1.00 - $2.00	140,500	3.8 years	$1.64	140,500	$1.64
$ 2.01 - $3.00	180,000	4.6 years	$2.41	180,000	$2.41
$ 3.01 - $4.00	698,000	5.2 years	$3.89	591,002	$3.90
$ 4.01 - $5.00	607,300	7.2 years	$4.37	526,302	$4.38
$ 5.01 - $6.00	384,000	4.4 years	$5.20	30,000	$5.02
$ 6.01 - $7.00	150,000	9.6 years	$6.20	—	$—
Total	2,159,800	5.8 years	$4.15	1,467,804	$3.69

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share. During the second and third quarters of fiscal year 2007, the Company issued an aggregate of 53,300 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 74,692 shares of common stock.  As of September 25, 2007, 166,910 of the agent warrants remained exercisable.

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share.  As of September 25, 2007, none of such warrants had been exercised.

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $8.5 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 1,045,844 shares of common stock at an exercise price of $5.00 per share.  The Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  As of September 25, 2007, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to the Company’s placement agent. As of September 25, 2007, none of such warrants had been exercised.

During the first three quarters of fiscal year 2007, no warrants were issued and no warrants expired.  As of September 25, 2007, 1,655,682 were outstanding and exercisable.  The weighted average exercise price of such warrants was $4.88 per share.

If all warrants outstanding at September 25, 2007 were exercised for cash, proceeds to the Company would be approximately $8.1 million.

ITEM 2       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Cautionary Statement” section of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2007, for additional factors known to us that may cause actual results to vary.

Overview

                We are a Modern American upscale casual restaurant chain.  As of November 1, 2007, we operated 21 restaurants in ten Midwestern states featuring on-premises breweries under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06
18	Madison, Wisconsin	Dec-06
19	Rockford, Illinois	Jul-07
20	Rogers, Arkansas	Oct-07
21	East Peoria, Illinois	Oct-07

We developed the foregoing restaurants using proceeds from the sale of our securities, building and equipment financing and cash flow from operations.  We built units 4-9, 11-14 and 16-21 based upon the prototype we developed in early 2003.  In 2004 and 2005, we retrofitted units 1-3 to conform to this prototype model.  In 2005 and 2006, we developed units 10 and 15, respectively, which were conversions of existing restaurants.  With the exception of units 1-3 and 15, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants.  Under this agreement, we lease the land and building of each new restaurant from our developer.

In March 2007, we entered into a stock purchase agreement with accredited investors under which we sold 2,617,334 shares of common stock at a price of $5.35 per share.  We obtained gross proceeds of $14,002,737, paid our placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $181,675.  Pursuant to the conditions of the stock purchase agreement, we used approximately $6.0 million of the $12,770,857 net proceeds to retire the entire balance of equipment lease debt we had obtained from DHW pursuant to the master lease agreement we entered into in September 2006.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is our company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders.  The remaining net proceeds from this placement are being used to fund the expansion of our restaurant operations.

We operate a beer production facility which facilitates the initial stage of our brewing process using our patented brewing process.  We believe that this brewing process, which we refer to as “Beverage Leverage,” and the use of a centrally located beer production facility improve the economics of microbrewing as they eliminate the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Additionally, having a common starting point, the beer production creates consistency of taste for our product from unit to unit.  The initial product produced at our beer production facility is transported by truck to the fermentation vessels at each of our restaurants where the brewing process is completed. In 2007, we were granted a patent by the United States Patent Office for this brewing process. We believe that our current beer production facility, which opened in June 2005, has the capacity to service up to 35 restaurant locations.

We operate Granite City University, where the training of each of our managers takes place under the instruction of full-time, dedicated trainers.  Our eight-week training program consists of both “hands on” as well as classroom training for all aspects of management.  All salaries of our managers in training and our trainers as well as all related costs incurred at Granite City University are recorded as a component of corporate general and administrative costs.

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

The thirteen and thirty-nine weeks ended September 25, 2007 included 246 and 714 restaurant weeks, respectively, which is the sum of the actual number of weeks each restaurant operated. The thirteen and thirty-nine weeks ended September 25, 2006 included 180 and 500 restaurant weeks, respectively.  The source of the additional restaurant weeks in fiscal year 2007 is shown in the following chart:

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
Location	September 25, 2007	September 25,2007
Kansas City, Kansas	0	5
Olathe, Kansas	0	13
West Wichita	3	29
St. Louis Park, Minnesota	12	38
Omaha, Nebraska	13	39
Roseville, Minnesota	13	39
Madison, Wisconsin	13	39
Rockford, Illinois	12	12
Total Additional Restaurant Weeks	66	214

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

Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our dedicated new store opening team, rent expense incurred during the construction period and other direct costs associated with opening new restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent. Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives. Interest expense represents the cost of interest expense on debt and capital leases net of interest income on invested assets.

Results of operations as a percentage of sales

The following table compares operating results expressed as a percentage of total revenue for the thirteen and thirty-nine weeks ended September 25, 2007 and September 26, 2006.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25,	September 26	September 25,	September 26
	2007	2006	2007	2006

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	30.5	30.1	30.0	29.7
Labor	36.0	36.0	35.9	35.5
Direct restaurant operating	14.5	12.4	13.8	12.3
Occupancy	6.2	5.7	6.2	5.6
Total cost of sales	87.2	84.1	86.0	83.2

Pre-opening	3.7	5.8	2.2	4.7
General and administrative	10.5	10.9	10.1	11.4
Depreciation and amortization	5.9	5.8	6.1	5.9

Operating loss	(7.3)	(6.6)	(4.4)	(5.2)

Interest:
Income	0.4	0.1	0.3	0.2
Expense	(4.6)	(4.0)	(5.0)	(4.0)
Net interest expense	(4.2)	(3.9)	(4.7)	(3.9)

Net loss	(11.5)%	(10.5)%	(9.1)%	(9.1)%

Certain percentage amounts do not sum due to rounding.

Results of operations for the thirteen and thirty-nine weeks ended September 25, 2007 and September 26, 2006

Revenue

We generated $19,584,040 and $15,028,065 of revenues during the third quarter of 2007 and 2006, respectively. This 30.3% increase was primarily the result of 66 additional operating weeks, which is the sum of the actual number of weeks each restaurant operated, due to the five restaurants we opened during the third and fourth quarters of 2006 and the restaurant we opened in Rockford in the third quarter of 2007. Comparable restaurant revenues, which include restaurants in operation over 18 months, increased 2.7% from the third quarter of 2006 to the third quarter of 2007 primarily due to a 2.1% price increase that took effect in late November 2006. Average weekly revenue per comparable restaurant increased $2,168 from $81,542 in the third quarter of 2006 to $83,710 in the third quarter of 2007.

During the first three quarters of 2007 and 2006, we generated revenues of $56,220,186 and $41,337,502, respectively.  The increase in first three quarters revenues of 36.0% was primarily the result of the additional restaurant operating weeks related to the five restaurants that opened during the third and fourth quarters of 2006.  The first three quarters of 2007 included 714 restaurant operating weeks, while the first three quarters of 2006 included 500 operating weeks.  Comparable restaurant revenues increased 2.5% in the first three quarters of 2007 over the first three quarters of 2006.  The increase in comparable restaurant revenues was due primarily to a 2.1% price increase that took effect in late November 2006.  Average weekly revenue per comparable restaurant increased $1,725 from $80,755 in the first three quarters of 2006 to $82,480 in the first three quarters of 2007.

We anticipate that restaurant revenues will vary from quarter to quarter.  We anticipate seasonal fluctuations in restaurant revenues due in part to increased outdoor seating and generally favorable weather conditions at many of our locations during the summer months.   Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenues.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenues.

Restaurant costs

Food and beverage

Our food and beverage costs increased 0.4% as a percentage of revenue from 30.1% in the third quarter of 2006 to 30.5% in the third quarter of 2007.  These costs increased 0.3% as a percentage of revenue from 29.7% in the first three quarters of 2006 to 30.0% in the first three quarters of 2007.  Food and beverage costs increased as a percentage of revenues largely due to the increase in the cost of meat and dairy.

We expect that our food and beverage costs will vary going forward due to numerous variables, including seasonal changes in food and beverage costs, and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  We expect food and beverage costs at our newer restaurants to be higher initially due to inefficiencies that are part of the start-up process of a new restaurant.  However, as we open additional restaurants, we believe we will experience increased purchasing power company-wide, partially offsetting food and beverage cost increases, thereby enabling us to maintain or reduce our food and beverage costs as a percentage of revenue.  Additionally, as we add new restaurants, we believe our Beverage Leverage brewing process will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall profitability.

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

Our labor costs, as a percentage of revenues, remained steady at 36.0% in the third quarter of 2007 and 2006.  These costs increased 0.4% as a percentage of revenues from 35.5% in the first three quarters of 2006 to 35.9% in the first three quarters of 2007 due in part to minimum wage increases which took effect at some of our markets in the second quarter 2007 and non-cash stock-based compensation of $34,190 and $116,258 in the third quarter and first three quarters of 2007, respectively, resulting from stock options issued in the first three quarters of 2007.

We expect that labor costs will vary as we add new restaurants.  Minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expenses at our new units.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expenses, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expenses as a percentage of revenue increased 2.1% from 12.4% in the third quarter of 2006 to 14.5% in the third quarter of 2007.  These expenses increased 1.5% as a percentage of revenues from 12.3% in the first three quarters of 2006 to 13.8% in the first three quarters of 2007.  We experienced an increase in expenses related to hiring and training, janitorial and guest supplies, advertising and promotions and loss on disposal of assets attributable to certain upgrades primarily at our mature properties.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.5% as a percentage of revenues from 5.7% in the third quarter of 2006 to 6.2% in the third quarter of 2007.  These costs increased 0.6% as a percentage of revenues from 5.6% in the first three quarters of 2006 to 6.2% in the first three quarters of 2007.  These increases were due to higher rent expense and property tax, offset in part by a decrease in property and casualty insurance.

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

Pre-opening costs decreased $133,514 from $866,193 in the third quarter of 2006 to $732,679 in the third quarter of 2007.  Included in such expense was $236,456 and $197,931 of non-cash rental costs incurred during construction periods in the third quarters of 2007 and 2006, respectively.  Pre-opening costs in the third quarter of 2007 were made up primarily of costs incurred during construction periods of the restaurants we opened in Rockford in July 2007 and Rogers and East Peoria in October 2007 as well as the restaurants we plan to open later this year in Orland Park and Creve Coeur.  Pre-opening costs in the third quarter of 2006 related primarily to the two restaurant we opened in the third quarter and three opened in the fourth quarters of that year.  Pre-opening costs decreased $695,706 from $1,940,567 in the first three quarters of 2006 to $1,244,861 in the first three quarters of 2007.  Included in such expense was $505,149 and $420,086 of non-cash rental costs incurred during construction periods in the first three quarters of 2007 and 2006, respectively.

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

General and administrative expenses increased $409,499 from $1,640,752 in the third quarter of 2006 to $2,050,251 in the third quarter of 2007.  These expenses increased $977,563 from $4,711,686 in the first three quarters of 2006 to $5,689,249 in the first three quarters of 2007.  The primary sources of such increase were expenses related to stock-based compensation, legal, investor relations, consulting related to compliance with the Sarbanes-Oxley Act, recruiting, insurance and payroll.  These increases were partially offset by decreases in accounting fees, marketing costs and travel expense.  Non-cash stock-based compensation expense included in general and administrative expense was $320,535 and $143,364 in the third quarter of 2007 and 2006, respectively.  Such non-cash expense was $786,994 in the first three quarters of 2007 compared to $550,848 in the same period in 2006.

Despite the foregoing increases in general and administrative expenses, the increase in restaurant revenues associated with additional locations and the increase in comparable sales caused our general and administrative expenses to decrease 0.4% as a percentage of revenue from 10.9% in the third quarter of 2006 to 10.5% in the third quarter of 2007.  These expenses decreased 1.3% as a percentage of revenue from 11.4% in the first three quarters of 2006 to 10.1% in the first three quarters of 2007.

As we continue to expand our restaurant chain, we expect general and administrative expenses will decrease as a percentage of revenues in the long term due to economies of scale.

Depreciation and amortization

Depreciation and amortization expense increased $281,897 during the third quarter of 2007 compared to the same period in 2006.  These expenses increased $957,680 during the first three quarters of 2007 compared to the first three quarters of 2006, due principally to the additional depreciation related to new restaurants.  As a percentage of revenues, depreciation expense increased as a percentage of revenue by 0.1% and 0.2% for the third quarter and first three quarters of 2007 over the same periods of 2006, respectively.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense increased $302,747 from $607,890 in the third quarter of 2006 to $910,637 in the third quarter of 2007, and increased $1,144,348 from $1,669,567 in the first three quarters of 2006 to $2,813,915 in the first three quarters of 2007.  The increases were due to increases in capital leases as a result of additional restaurants.  Interest income increased $70,327 and $116,649 for the third quarter and first three quarters of 2007 over the same periods of 2006, respectively, due to the proceeds from the sale of our common stock in March 2007.

Liquidity and capital resources

As of September 25, 2007, we had $6,483,988 of cash and a working capital deficit of $2,980,531 compared to $7,671,750 of cash and a working capital deficit of $1,106,720 at December 26, 2006.

During the thirty-nine weeks ended September 25, 2007, we used $1,363,617 of net cash in operating activities, $5,650,900 of net cash to purchase equipment and other assets primarily related to our new restaurant expansion, and made payments aggregating $6,969,211 on our debt and capital lease obligations.  Of such capital lease payments, approximation $6.0 million represented a one-time payment to retire debt obtained from DHW, as detailed below.  Additionally, we received net cash of $12,795,966 from the issuance of our common stock, of which approximately $25,000 was received from the exercise of options and warrants while the remainder represented the net proceeds from the sale of common stock in March 2007, as detailed below.

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

In March 2007, we entered into a stock purchase agreement with accredited investors under which we sold 2,617,334 shares of common stock at a price of $5.35 per share.  We obtained gross proceeds of $14,002,737, paid our placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $181,675.  Pursuant to the conditions of the stock purchase agreement, we used approximately $6.0 million of the $12,770,857 net proceeds to retire the entire balance of equipment lease debt we had obtained from DHW pursuant to the master lease agreement we entered into in September 2006.  The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim.  Mr. Wagenheim is our company’s president, chief executive officer and one of its directors.  Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders.  The remaining net proceeds from this placement are being used to fund the expansion of our restaurant operations.

We intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our model as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.  We opened a restaurant in Rockford, Illinois in July 2007 and one each in Rogers, Arkansas and East Peoria, Illinois in October 2007.  Because it is often difficult to recruit staff during the holiday season, we intend to open two additional restaurants during the fourth quarter of 2007 along with two additional restaurants in the first quarter of 2008.  Additionally, we have entered into agreements or are in negotiation for locations in Illinois, Missouri, Ohio, Indiana and Minnesota.

Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.3 million for each new restaurant.  We anticipate that our new restaurants will require an investment by our developer of approximately $1.8 million to $2.3 million for the building and approximately $1.2 million to $1.5 million for the purchase of the land.  We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.  Pursuant to the terms of some of our agreements, our developer receives construction allowances from the landlord which, in turn, are passed on to us as reductions in construction costs of our new restaurants.  Landlord contributions received related to restaurants developed in 2007 ranged from $1.0 million to $1.5 million per location.  As a result, the net capital investment is lower for restaurants that receive a landlord contribution.  In some instances we may elect to use our own cash for a portion of the building costs resulting in lower minimum lease payments.

We will need to expend significant capital in connection with our expansion plans. With our existing capital resources, cash generated from operations, and the proceeds received from our sale of common stock, we believe that we will have sufficient funds to complete our planned restaurant openings in the fourth quarter of 2007 and the first quarter of 2008 and maintain sufficient working capital for our operations. We will require further funding to open additional restaurants beyond the first quarter of 2008. If our available sources of liquidity are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds through the incurrence of indebtedness or public or private sales of equity securities. At this time, we are actively pursuing debt financing in order to solidify our 2008 expansion plans. If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.

Commitments and contingent liabilities

Capital Leases:

As of September 25, 2007, we had 17 capital lease agreements related to our restaurants.  Of these leases, one expires in 2020, one in 2022, two in 2023, four in 2024, three in 2025, four in 2026 and the remaining two in 2027, all with renewable options for additional periods. Fifteen of these lease agreements are with our developer. Under seven of the leases, we are required to pay additional percentage rent based upon restaurant sales. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as capital lease because either its present value was greater than 90% of the estimated fair value at the beginning of the lease or the lease term is 75% or more of the estimated life of the property.

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

In June 2007, we entered into a lease for an energy optimization system at our Maple Grove restaurant for approximately $30,000.  This five-year lease commenced June 28, 2007 and contains a bargain purchase option.

Operating Leases:

The land portions of the 17 property leases referenced above, 15 of which are lease agreements with our developer, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, we have obligations under the following operating leases:

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

We have also entered into lease agreements relating to restaurants in East Peoria and Orland Park, Illinois, Rogers, Arkansas, Creve Coeur, Missouri, Ft. Wayne, Indiana and Toledo, Ohio under the terms specified in the development agreement with Dunham.  Additionally, we entered into a lease agreement with an independent third party for a restaurant in Woodbury, Minnesota.  Each restaurant will be constructed for us on a build-to-suit basis.  The annual rent of each will be equal to 10.5% of the construction costs paid by the developer including land cost and will escalate 10% at the end of each five-year period.  The term of each lease will commence when operations begin and may be extended at our option for additional five-year periods on the same terms and conditions, except the rent for our Woodbury location may increase based on a formula using the Consumer Price Index during any such extension.  Rental costs associated with the operating leases that are incurred during the construction period are recognized as pre-opening costs, and escalated rent will be recognized as expense on a straight-line basis over the term of the leases.

Personal Guaranties:

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  At a meeting held in March 2004, our board of directors agreed to pay our president and chief executive officer for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  The amount of the annual guarantee fee is 3% of the balance of such loans.  This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period.  During the first three quarters of 2007 and 2006, we accrued $18,953 and $23,601 of such fees, respectively, and paid $50,000 and $15,000 of such fees, respectively.

In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payment to be made to Carlton under this lease financing agreement and our board of directors agreed to pay him for such guarantee.  The amount of the annual guarantee fee is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.  Although we did not pay any of such fees during the first three quarters of 2007, $15,408 of such expense was recorded in general and administrative expense.

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

Development Agreement:

We have entered into a development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of our restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW Leasing, L.L.C. and an affiliate of Granite Partners LLC, a beneficial owner of approximately 1.1% of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company.  In the case of a merger or sale of our company, the development agreement may be terminated.  As of November 1, 2007, 17 restaurants had been constructed for us under this development agreement.

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

In September 2006, we entered into an amendment of this development agreement.  Under the terms of the amendment, in lieu of future adjustments to restaurant leases, lease rates will be increased by 10% commencing on the fifth anniversary of each lease and on each five-year anniversary thereafter.  This lease rate increase applies to all leases under the development agreement entered into after March 2006.

Dunham also has the right to sell the underlying land and building to third parties or assign our leases. As of November 1, 2007, Dunham had sold three of our restaurants sites to third parties. The assignment or sale of a lease by Dunham has no material impact on our agreement.

Off- balance sheet arrangements:

                It is not our business practice to enter into off-balance sheet arrangements.

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of September 25, 2007 and the time frame within which payments on such obligations are due.  This table does not include amounts related to percentage rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company.  Therefore, no percentage rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Fiscal Years Thereafter
Long-term debt, principal	$2,082,889	$74,372	$574,272	$1,434,244	$—
Interest on long-term debt	548,913	47,861	319,545	181,508	—
Capital lease obligations, including interest	75,882,252	1,110,333	8,679,437	8,164,719	57,927,762
Operating lease obligations, including interest	41,411,146	627,645	4,944,765	4,913,428	30,925,308
Loan guarantee	94,505	42,272	48,903	3,330	—
Total obligations	$120,019,705	$1,902,482	$14,566,923	$14,697,229	$88,853,071

Certain amounts do not sum due to rounding.

Based on our cash position at September 25, 2007, we believe we have sufficient capital to meet our current obligations.

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

Stock-based compensation

We have granted stock options to certain employees and non-employee directors.  We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R).  Under such provisions, stock-based compensation is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period.  Under the Black-Scholes option-pricing model, we determine the fair value of stock-based compensation at the grant date.  This requires judgment, including but not limited to judgment concerning the expected volatility of our stock.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

                Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2007, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 25, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1   Legal Proceedings

Not applicable.

ITEM 1A                Risk Factors

On May 4, 2007, we filed with the SEC a Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995 for use as a readily available written document to which reference may be made in connection with forward-looking statements, as defined in such act.  Our Cautionary Statement amended and restated the risk factors we previously presented in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2006.  Our Cautionary Statement, which appears as Exhibit 99 to this report, is incorporated by reference in response to this Item 1A.  There have been no material changes with respect to the risk factors disclosed in such Cautionary Statement.

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On August 8, 2007, we issued 26,302 shares of common stock upon the cashless exercise of a warrant for the purchase of 38,170 shares of common stock originally issued October 1, 2002 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of October 1, 2007.

On August 8, 2007, we issued 3,543 shares of common stock upon the cashless exercise of a warrant for the purchase of 5,142 shares of common stock originally issued November 27, 2002 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of November 27, 2007.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  The certificates representing such securities contain a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements.  The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-KSB, Form 10-QSB, and Form 8-K, as filed with the SEC.  No discount or commission was paid in connection with the issuance of common stock upon exercise of such warrants.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: November 9, 2007	By:	/s/ Peter P. Hausback
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