Form 10-K
period 2007-12-25
GRANITE CITY FOOD & BREWERY LTD
filed 2008-03-10
CIK 1048620

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-29643

GRANITE CITY FOOD & BREWERY LTD.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1883639 (I.R.S. Employer Identification No.)
5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416 (Address of Principal Executive Offices, Including Zip Code)
(952) 215-0660 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 26, 2007, the aggregate market value of the registrant's common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are "affiliates") was $75,942,736 (based on the closing sale price of the registrant's common stock as reported on the NASDAQ Global Market). The number of shares of common stock outstanding at that date was 16,014,320 shares.

         The number of shares of common stock outstanding as of March 1, 2008 was 16,184,098.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held in June 2008.

GRANITE CITY FOOD & BREWERY
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2007

TABLE OF CONTENTS

i

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements relating to future economic conditions in general and statements about the future:

  •
  Strategy and business;

  •
  Development plans and growth;

  •
  Sales, earnings, income, expenses, operating results, profit margins, capital resource needs and competition;

  •
  Ability to obtain and protect intellectual property and proprietary rights.

        All of these forward-looking statements are based on information available to us on the date of filing this Annual Report. Our actual results could differ materially. The forward-looking statements contained in this Annual Report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A of this report under the caption "Risk Factors."

PART I

Item 1.    Business.

Overview

        We are a Modern American upscale casual restaurant chain. As of March 1, 2008, we operated 25 restaurants in 12 Midwestern states, substantially all of which feature on-premises breweries, operating under the name of Granite City Food & Brewery®. We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience. The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06

18	Madison, Wisconsin	Dec-06
19	Rockford, Illinois	Jul-07
20	Rogers, Arkansas	Oct-07
21	East Peoria, Illinois	Oct-07
22	Orland Park, Illinois	Dec-07
23	St. Louis, Missouri	Jan-08
24	Ft. Wayne, Indiana	Jan-08
25	Toledo, Ohio	Feb-08

        We operate a centrally-located beer production facility in Ellsworth, Iowa which facilitates the initial stage of our brewing process using our patented brewing process. We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations. Additionally, having a common starting point, the beer production creates consistency of taste for our product from unit to unit. The initial product produced at our beer production facility is transported by truck to the fermentation vessels at each of our restaurants where the brewing process is completed. In 2007, we were granted a patent by the United States Patent Office for this brewing process. We believe that our current beer production facility, which opened in June 2005, has the capacity to service up to 35 restaurant locations.

        We operate Granite City University, where our managers are trained under the instruction of full-time, dedicated trainers. Our nine-week training program consists of both "hands on" as well as classroom training for all aspects of management. All salaries of our managers in training and our trainers as well as all related costs incurred at Granite City University are recorded as a component of our general and administrative costs.

        We utilize a new store opening team which consists of experienced restaurant managers who are dedicated to the opening of our new restaurants. This team generally arrives at a new restaurant site two to three months in advance of the restaurant opening date and coordinates all staffing and training matters for that new restaurant. We believe that a dedicated team delivers a more disciplined opening process and ensures adherence to our company's exacting standards and culture. We have developed our restaurants using proceeds from the sale of our securities, building and equipment financing and cash flow from operations. We built units 4-9, 11-14 and 16-25 based upon the prototype we developed in early 2003. In 2004 and 2005, we retrofitted units 1-3 to conform to this prototype model. In 2005 and 2006, we developed units 10 and 15, respectively, which were conversions of existing restaurants. With the exception of units 1-3 and 15, we developed all of our units under our multi-site development agreement with a commercial developer that provides us with assistance in site selection, construction management and financing for new restaurants. Under the development agreement, we lease the land and building of each new restaurant from the developer.

        In March 2007, we entered into a stock purchase agreement with accredited investors under which we sold 2,617,334 shares of common stock at a price of $5.35 per share. We obtained gross proceeds of $14,002,737, paid our placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $181,675. Pursuant to the conditions of the stock purchase agreement, we used approximately $6.0 million of the $12,770,857 net proceeds to retire the entire balance of then outstanding equipment lease debt. The remaining net proceeds from this placement were used to fund the expansion of our restaurant operations.

        We maintain a website at www.gcfb.net, which is also accessible through www.gcfb.com. We make available on our website, free of charge, our annual, quarterly and current reports, and all amendments to those reports, as soon as reasonably practicable after that material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics and

key committee charters are also available on our websites and in print upon written request to Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55402, Attention: Investor Relations. Unless otherwise indicated, we do not intend to incorporate the contents of our websites into this Annual Report or any other document filed with the Securities and Exchange Commission.

        We were incorporated on June 26, 1997, as a Minnesota corporation and became a publicly traded company in June 2000. Our corporate offices are located at 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416, and our telephone number is (952) 215-0660.

Granite City Food & Brewery Concept and Business Strategy

        Our objective is to develop and operate successful restaurants by consistently exceeding our guests' expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry. We continue to pursue consistent, long-term growth in unit and overall company earnings in an effort to provide returns for our shareholders. Our concept targets a broad guest base by incorporating two popular national dining preferences: high quality, made-from-scratch, casual, value-priced food, and fresh, handcrafted, quality beers. We believe this concept differentiates us from many of our competitors, who feature pre-prepared, smaller portioned food items and mass-produced, pre-packaged beers. The key elements of our concept and strategy are as follows:

  •
  Offer a broad selection of quality foods at reasonable prices.

  •
  Offer Old World, classic beers made with an efficient brewing process.

  •
  Create a fun, energetic atmosphere and destination dining experience.

  •
  Create a passionate culture of service.

  •
  Achieve attractive restaurant and microbrewery economics.

  •
  Pursue deliberate and careful expansion.

Existing and Proposed Locations

        As of March 1, 2008, we operated 25 Granite City Food & Brewery restaurants as set forth in "Description of Business—Overview." Our prototypical restaurant consists of an approximately 8,800 square foot facility conveniently located just off one or more interstate highways and is centrally located within the respective area's retail, lodging and transportation activity. Our restaurants have open atmospheres as well as floor-to-ceiling window systems creating, where designs permit, expansive views of outdoor patio areas used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

        We intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We plan to continue using our prototypical model as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept. Additionally, we continually explore alternative restaurant designs to reduce the cost of our initial capital investment. We may alter our model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations. Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.0 million to $1.3 million for each new restaurant. We anticipate that our new restaurants will require an investment by a developer/lessor of approximately $1.8 million to $2.3 million for the construction of the building and approximately $1.2 million to $1.5 million for the purchase of the land. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

        We intend to open two additional restaurants in 2008 and are in negotiations for these locations in South Bend, Indiana and Indianapolis (Carmel), Indiana.

Development Agreement

        We have a development agreement with Dunham Capital Management L.L.C. ("Dunham") for the development of our restaurants. Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW Leasing, L.L.C. and an affiliate of Granite Partners LLC, a beneficial owner of approximately one percent of our securities. The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012. As of December 25, 2007, 18 restaurants had been constructed for us under this development agreement. We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company. In the case of a merger or sale of our company, the development agreement may be terminated. As of March 1, 2008, 21 restaurants had been constructed for us under this development agreement. We intend to explore continuation of our relationship with Dunham, use other third-party developers and/or use our own capital for future expansion.

        The development agreement provides for a cooperative process between Dunham and our company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts. The development agreement provides that restaurants are leased to us on the basis of a triple net lease. The rental rate of each lease is calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate. The term of each lease is generally 15-20 years with three to five five-year options to renew.

        Generally, the land portion of the leases we enter into with Dunham is classified as an operating lease because the fair value of the land is more than 25% of the leased property at the inception of the lease. The building portion of the leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term is 75% or more of the expected life of the property. As such, payments made to Dunham for the land portion of the leases are classified as rent expense while payments made for the building portion of the leases are classified as principal and interest on a capital lease.

        The selection of our Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development. These criteria include minimum "trade area" populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.

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

        In connection with the December 2007 financing from DHW Leasing, L.L.C. ("DHW"), we also entered into amendments to eight leases currently held by Dunham. Pursuant to these amendments,

lease rates at the applicable restaurant locations will increase by 10% every five years, commencing on January 1, 2013, January 1, 2014 or January 1, 2015, depending on the restaurant.

        Dunham also has the right to sell the underlying land and building to third parties or assign our leases. Through fiscal year end, the assignment or sale of leases by Dunham has had no material impact on our operations.

Menu

        At the core of our concept is our 85-item menu, complemented by fresh, handcrafted beers. Our menu is committed to full-flavored ingredients and is based on the made-from-scratch preparation of distinctive items not generally featured on restaurant chain menus. We create new menu items and weekly specials on a regular basis. All menu items are staff and guest-tested, then refined before menu implementation.

        Our menu is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items. When our menu is opened, our guests find a special section of lunch selections featured at prices currently ranging from $4.99 to $7.49, providing a premium meal at a special value for midday diners. We also offer signature selections, meals which are marketed as our chefs' personal favorites. These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer. Our overall menu prices currently range from $3.99 for appetizers to $20.99 for our BBQ Pork Ribs. Most of our 85 menu items currently range from $8.00 to $14.00. Our check per person typically ranges from $11.00 to $14.00.

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

Purchasing

        We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources. To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we control such purchasing by buying from national, regional and local suppliers at negotiated prices. Most food products are shipped from a central distributor directly to our restaurants four or more times per week. Produce is delivered four or more times per week from local distributors to ensure product freshness. We do not maintain a central food product warehouse. As is typical in our industry, we do not have any long-term contracts with our food or brewing ingredient suppliers. We purchase ingredients for our brewing operations from a variety of foreign and domestic suppliers at negotiated prices. We have not experienced significant delays in receiving food products, brewing ingredients, restaurant supplies or equipment. As the number of our restaurants increases, we expect to gain greater leverage in the purchasing of food and brewing products.

Brewing Operations—Fermentus Interruptus™

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

        The brewing process begins at a single location at our beer production facility in Ellsworth, Iowa where wort is produced. This non-alcoholic liquid is then transported by truck to each of our restaurant locations with fermentation vessels. It is then fermented by adding yeast to complete the brewing process. We use fresh malted barleys, wheats and rye as well as various hops, which we purchase from a variety of sources in Europe and North America. We believe that our current beer production facility, which opened in June 2005, has the capacity to service up to 35 restaurant locations.

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

        In May 2007, we were granted a patent by the United States Patent and Trademark Office for this proprietary beer brewing process. This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer.

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

Marketing

        We focus our business strategy on providing high-quality, Modern American cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of each of our restaurants, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. We believe word-of-mouth advertising and taking care of each of our guests are key components in driving guests' initial and subsequent visits.

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

        Our restaurants use personal computer systems that are integrated with management reporting systems which enable us to monitor restaurant sales and product and labor costs on a daily basis. Financial controls are maintained through a centralized accounting system. Our monthly financial statements are generated within a relatively short period of time so that management may review and respond to requirements in a timely fashion. We continuously monitor sales, product costs, labor costs, operating expenses and advertising and promotional expenses. We believe that our infrastructure remains suitable for our anticipated growth and that our system of operational controls is adequate for our planned expansion.

Management and Employees

        As of March 1, 2008, we had approximately 3,270 employees, consisting of approximately 2,450 part-time employees and approximately 820 full-time employees.

Restaurant Employees

        Our ability to effectively manage restaurants in multiple geographic areas is critical to our success. We operate Granite City University where the training of each of our managers takes place. Our eight-week training program consists of both "hands on" as well as classroom training for all aspects of management. Store-level management teams consist of a general manager, a kitchen manager and generally eight to ten assistant managers. Each member of our restaurant management team is cross-trained in all operational areas and receives incentive bonuses based upon financial and qualitative performance criteria.

        Each Granite City restaurant employs approximately 125 hourly employees, approximately 80% of whom are part time. All employees are trained and follow tenured employees for a period of time before they are scheduled to work independently.

        We actively recruit and select individuals who share our passion for a high level of guest service. Multiple interviews and testing are used to aid in the selection of new employees at all levels. We believe we have developed a competitive compensation package for our restaurant management teams. This package includes a base salary, competitive benefits and participation in a management incentive plan that rewards the management teams for achieving performance objectives. It is our policy to promote from within, but at our current stage of growth, we supplement this policy with employees from outside our organization as we open restaurants in new markets.

Corporate Employees

        As of March 1, 2008, we had 40 corporate-level employees. Our store-level management teams are managed by five regional directors of operations. As we grow and expand geographically, we expect to add additional employees, including additional regional directors of operations, to ensure proper management, support and controls. In general, a regional director of operations can oversee four to five restaurants. Our regional directors of operations receive incentive bonuses based upon financial and qualitative performance criteria.

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

        Each of our restaurants is required by a state authority and, in certain locations, county and/or municipal authorities, to obtain a license to brew beer and a license to sell beer, wine and liquor on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. Our failure to receive or retain a license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere. We have not encountered any material difficulties in obtaining or retaining alcoholic beverage licenses to date; however, following discussions with the Kansas Alcoholic Beverage Control Division, which regulates the licensure and ownership of microbreweries in Kansas, we transferred the operation of each of our Kansas restaurants to separate corporations to comply with Kansas statutes and regulations. For additional information regarding the ownership structure used in Kansas to satisfy the licensing statutes of that state, see Note 1 to our financial statements entitled "Summary of significant accounting policies."

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

        Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Specifically, Minnesota, Wisconsin and Illinois, where we currently operate restaurants and plan on opening additional restaurants, have minimum wages that are higher than the federal level. Significant numbers of hourly personnel at our other restaurants are paid the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs.

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

        The federal government currently imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production of not more than 2,000,000 barrels per year is taxed only $7.00 per barrel on the first 60,000 barrels produced annually. If company-wide production increases to amounts over 60,000 barrels per year or if the small brewer's credit is reduced or eliminated, there will be an increase in our average federal excise tax rate.

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

Competition

        The restaurant industry is intensely competitive. We positioned the Granite City concept in the high-quality casual dining segment. We compete with a number of well-established national, regional and local restaurants, many of which have substantially greater financial, marketing, personnel and other resources than we do. In our current and proposed markets, we compete with established local restaurants, established national chains such as TGI Friday's, Applebee's, Outback Steak House, Biaggi's, Bennigan's, Champps Americana, Timberlodge Steak House, Chili's, Olive Garden, Red Lobster, as well as Rock Bottom and Hop's, which also have on-premises brewing. Throughout the United States, including markets we have targeted for expansion, there are micro-breweries of various sizes and qualities, some of which feature food.

        Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location. We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specialty handcrafted beers. We also compete with many other retail establishments for site locations.

Trademarks, Service Marks and Patents

        We have federal registrations for the trademarks "GC Granite City Food & Brewery," "Granite City," and "GC." We have applications pending for federal registration of the trademarks "Granite City Modern American Grill" and "Fermentus Interruptus." We have registered in Minnesota the trademarks "Granite City Food & Brewery," "Brother Benedict's Mai Bock," "Victory Lager," "Pride of Pilsen," "Northern Light" and "Duke of Wellington." Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

        In May 2007, the United States Patent and Trademark Office granted us a patent for our proprietary beer brewing process. This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer.

        We have two additional patent applications pending with the United States Patent and Trademark Office relating to a method of production of beer for distribution and an apparatus for distributed production of beer.

Seasonality

        We expect that our sales and earnings will fluctuate based on seasonal patterns. We have experienced our highest sales and earnings in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our existing and proposed markets.

Executive Officers of the Registrant

        The following table provides information with respect to our executive officers as of March 1, 2008. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Steven J. Wagenheim	54	President, Chief Executive Officer and Director
Timothy R. Cary	40	Chief Operating Officer—Restaurant Operations
James G. Gilbertson	46	Chief Financial Officer and Assistant Secretary
Monica A. Underwood	48	Corporate Controller and Secretary

        Steven J. Wagenheim, President, Chief Executive Officer and one of our directors, is also one of our founders. Mr. Wagenheim has over 25 years of hospitality industry experience as corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations. Mr. Wagenheim previously served as Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., an investment holding company that formerly operated a Champps Americana restaurant in New Brighton, Minnesota. Between 1989 and 1997, Mr. Wagenheim was involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation.

        Timothy R. Cary became our Chief Operating Officer—Restaurant Operations in December 2003. Mr. Cary has been involved in the restaurant industry for nearly 20 years. From October 1999 until December 2003, Mr. Cary served as our Vice President of Operations. From 1991 until 1999, he held a variety of management positions with the Champps Americana chain of restaurants.

        James G. Gilbertson became our Chief Financial Officer in November 2007 and Assistant Secretary in January 2008. He has been one of our directors since November 1999. From December 2005 to June 2007, Mr. Gilbertson served as Vice President, Business Development and Cable Distribution for Value Vision Media, Inc., an integrated direct marketing company that sells its products directly to consumers through television, the internet and direct mail. From January 2001 to July 2005, Mr. Gilbertson served as Chief Financial Officer of Navarre Corporation, a major distributor of entertainment products. From January 2003 to July 2005, Mr. Gilbertson also served on the board of directors of Navarre Corporation.

        Monica A. Underwood has served as our Corporate Controller since April 2001 and Secretary since January 2008. Ms. Underwood also served as our Interim Chief Financial Officer from February 2003 to September 2005.

Item 1A.    Risk Factors.

        The following are certain risk factors that could affect our business, financial condition, results of operations and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause our actual results to differ materially from those expressed in any forward-looking statement. The risks we have highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results and cash flows could be negatively affected. We caution you to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Risks Related to Our Business

        We have a history of losses and no assurance of future profitability.    We have incurred losses in each of the last nine fiscal years. We had a net loss of $9,557,655 for the fiscal year ended December 25, 2007, and a net loss of $5,531,220 for the fiscal year ended December 26, 2006. As of December 25, 2007, we had an accumulated deficit of $25,748,721. We will incur additional losses until we are able to expand to a point at which we are able to leverage our operating expenses across a substantially larger revenue base. We cannot assure you that we will successfully implement our business plan. Even if we substantially increase our revenue, we cannot assure you that we will achieve profitability or positive cash flow. If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future because our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions in our markets, and the level of competition in our markets.

        We have significant future capital needs and cannot give assurance that financing will be available in the future.    We require significant capital in order to open additional restaurants. If our available sources of liquidity are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds in the future through public or private sales of equity securities or the incurrence of indebtedness. If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, results of operations and cash flows. Further, we may be affected by changes in interest rates based on our financing activities. Changes in interest rates could materially impact our operating results.

        We cannot assure you that we will be able to obtain future financing on favorable terms or at all. If we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our common stock, and our shareholders may suffer significant dilution. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

        Our business could be materially adversely affected if we are unable to expand in a timely and profitable manner.    To continue to grow, we must open new restaurants on a timely and profitable basis. The capital resources required to develop each new restaurant are significant. Our future expansion may be delayed or curtailed:

  •
  if we are unable to obtain acceptable equipment financing of restaurants;

  •
  if future cash flows from operations fail to meet our expectations;

  •
  if costs and capital expenditures for new restaurant development exceed anticipated amounts;

  •
  if we incur unanticipated expenditures related to our operations; or

  •
  if we are required to reduce prices to respond to competitive pressures.

        We estimate that our cost of opening a new Granite City Food & Brewery restaurant currently ranges from $1.0 million to $1.3 million. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant, conditions in the local real estate and employment markets, and leasing arrangements.

        Even with adequate financing, we may experience delays in restaurant openings which could materially adversely affect our business, financial condition, results of operations and cash flows. Our ability to expand successfully depends upon a number of factors, some of which are beyond our control, including:

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

        In addition, we contemplate entering geographic markets in which we have no prior operating experience. These new markets may have demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns different than those present in our existing markets, which may cause our new restaurants to be less successful than our existing restaurants.

        Our geographic concentration could have a material adverse effect on our business, results of operations and financial condition.    We currently operate restaurants in the Midwestern United States and may be particularly susceptible to adverse trends and economic conditions in this geographic market, including its labor market, which could adversely affect our impact on our operating results.

        Less mature restaurants, once opened, may vary in profitability and levels of operating revenue.    Less mature restaurants typically experience higher operating costs in both dollars and as a percentage of revenue when compared to mature restaurants due to the inefficiencies typically associated with new restaurants. These include operating costs, which are often materially greater during the first several months of operation. Further, some, or all of our less mature restaurants may not attain operating results similar to those of our existing restaurants.

        Unexpected costs or delays in the development or construction of our restaurants could prevent our timely and cost-effective opening of new restaurants.    We rely upon contractors for the construction of our restaurants. After construction, we invest heavily in leasehold improvements for completion of our restaurants. Many factors could adversely affect our cost and time associated with development of restaurants, including:

  •
  availability of labor;

  •
  shortages of construction materials and skilled labor;

  •
  management of construction and development costs of new restaurants;

  •
  adverse weather;

  •
  unforeseen construction problems;

  •
  availability of utility services;

  •
  environmental problems;

  •
  zoning problems;

  •
  federal, state and local government regulations, including licensing requirements;

  •
  modifications in design; and

  •
  other increases in costs.

        Any of these factors could give rise to delays or cost overruns which may prevent us from developing additional restaurants within anticipated budgets and expected development schedules. Any such failure could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We may not be able to manage planned expansion.    We face many business risks associated with our proposed growth, including the risk that our existing management, information systems and financial controls will be inadequate to support our planned expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls. Our growth also will place increased demands on human resources, purchasing and restaurant opening teams. If we fail to continue to improve management, information systems and financial controls, or if we encounter unexpected difficulties during expansion, we may be unable to implement our growth strategy and/or maintain current levels of operating performance in existing restaurants.

        We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.    Our leases generally have initial terms of 20 years and generally can be extended only in five-year increments (at increased rates) if at all. All of our leases require a fixed annual rent, although some require the payment of additional contingent rent if restaurant sales exceed a negotiated amount. Generally, our leases are "triple net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

        Expanding our restaurant base by opening new restaurants in existing markets could reduce the business of our existing restaurants.    Our growth strategy includes opening restaurants in markets in which we already have existing restaurants. We may be unable to attract enough customers to the new restaurants for them to operate at a profit. Even if we are able to attract enough customers to the new restaurants to operate them at a profit, those customers may be former customers of one of our existing restaurants in that market and the opening of new restaurants in the existing market could reduce the revenue of our existing restaurants in that market.

        Our business is subject to seasonal fluctuations.    Historically, sales in most of our restaurants have been higher during the second and third quarters of each year. As a result, it is probable that our quarterly operating results and comparable restaurant sales will continue to fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales of any particular future period may decrease.

        You should not rely on past increases in our average restaurant revenue or our comparable restaurant sales as an indication of future operating results because they may fluctuate significantly.    A number of factors historically have affected, and are likely to continue to affect, our average restaurant revenue and/or comparable restaurant sales, including, among other factors:

  •
  our ability to execute our business strategy effectively;

  •
  initial sales performance by new restaurants;

  •
  the timing of new restaurant openings and related expenses;

  •
  levels of competition in one or more of our markets; and

  •
  general economic conditions and consumer confidence.

        Our average restaurant revenue and comparable restaurant sales may not increase at rates achieved over recent periods. Changes in our average restaurant revenue and comparable restaurant sales could cause the price of our common stock to fluctuate significantly.

        Our profitability depends in large measure on food, beverage and supply costs which are not within our control.    We must anticipate and react to changes in food, beverage and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food and beverage costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items. We believe that the restaurant industry as a whole experienced increased food costs during 2007 and we cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. We are also subject to the general risks of inflation. Our restaurants' operating margins are further affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. The failure to anticipate and respond effectively to an adverse change in any of these factors could materially and adversely affect our business, results of operations and financial condition.

        If our distributors or suppliers do not provide food and beverages to us in a timely fashion, we may experience short-term supply shortages, increased food and beverage costs, and quality control problems.    We do not have long-term contractual arrangements with distributors or suppliers of our food or beverage products. If the national distributor that provides food and beverages to all our restaurants, or other distributors or suppliers, cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. If these alternative suppliers do not meet our specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenue and results of operations, could be adversely affected. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could materially adversely affect our business, financial condition, results of operations and cash flows.

        Our inability to successfully and sufficiently raise menu prices to address cost increases could result in a decline in margins.    We utilize menu price increases to help offset cost increases, including increased costs for food commodities (such as pork, beef, fish, poultry and dairy products), minimum wages, employee benefits, insurance arrangements, construction, energy, fuel, and other costs. Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that future price increases will not deter guests from visiting our restaurants or affect their purchasing decisions. If we are unsuccessful at raising prices, our business and operating results could be harmed.

        The need for additional advertising may arise, which could increase our operating expenses.    We have generally relied on our high profile locations, operational excellence, "word-of-mouth," and limited paid advertising to attract and retain restaurant guests. Should we conclude that paid advertising is necessary to attract and retain guests, our operating expenses could increase and our financial results could be adversely affected.

        A decline in visitors to any of the regional malls, lifestyle centers, big box shopping centers or entertainment centers near our restaurants could negatively affect our restaurant sales.    Our restaurants are primarily located near high activity areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. Our success also depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. If the number of visitors to these centers declines due to any of these factors or otherwise, our restaurant sales could decline significantly which would adversely affect our results of operations.

        Changes in consumer preferences as a result of new information regarding diet, nutrition and health could negatively impact our results.    Our operating results may be affected by changes in guest tastes, the popularity of handcrafted beers, general economic and political conditions and the level of competition in our markets. Our continued success depends, in part, upon the popularity of micro-brewed beers and casual, broad menu restaurants. Shifts in consumer preferences away from these beers and this dining style could materially adversely affect any future profitability. In addition, our success depends on our ability to adapt our menu to trends in food consumption. If consumer eating habits change significantly and we are unable to respond with appropriate menu offerings, it could materially affect demand for our menu offerings resulting in lost customers and an adverse impact on our results of operations.

        Health concerns or negative publicity regarding our restaurants or food products could affect consumer preferences and could negatively impact our results of operations.    Like other restaurant chains, consumer preferences could be affected by health concerns or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, "mad cow" or "foot-and-mouth" disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants. A decrease in customer traffic to our restaurants as a result of these health concerns or negative publicity could materially adversely affect our business, financial condition, results of operations and cash flows.

        Changes in discretionary consumer spending could negatively impact our results.    Our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income and consumer confidence. In a weak economy, our customers may reduce their level of discretionary spending which could impact the frequency with which our customers choose to dine out or the amount they spend when they do dine out, thereby reducing our revenue. Adverse economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, results of operations and cash flows.

        We may be unable to recruit, motivate and retain qualified employees.    Our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including trained brewing personnel, restaurant managers, kitchen staff and wait staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions could be in short supply in one or more of our markets. In addition, our success depends upon the skill and experience of our restaurant-level management teams. Our inability to recruit, motivate and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees, which could result in higher labor costs.

        The loss of key personnel could adversely affect our business.    Our success depends to a significant extent on the performance and continued service of members of our senior management and certain other key employees. Competition for employees with such specialized training and deep backgrounds in the restaurant industry is intense and we cannot assure you that we will be successful in retaining such personnel. In addition, we cannot assure you that employees will not leave or compete against us. If the services of any member of management become unavailable for any reason, it could adversely affect our business and prospects.

        We may be unable to successfully compete with other restaurants in our markets.    The restaurant industry is intensely competitive. There are many well-established competitors with greater financial, marketing, personnel and other resources than ours, and many of such competitors are well established in the markets where we have restaurants, or in which we intend to establish restaurants. Additionally, other companies may develop restaurants with similar concepts in our markets. Any inability to successfully compete with restaurants in our markets could prevent us from increasing or sustaining our revenue and result in a material adverse effect on our business, financial condition, results of operations and cash flows. We may also need to make changes to our established concept in order to compete with new and developing restaurant concepts that become popular within our markets. We cannot assure you that we will be successful in implementing such changes or that these changes will not reduce any future profitability.

        Our success depends on our ability to protect our proprietary information. Failure to protect our trademarks, service marks or trade secrets could adversely affect our business.    Our business prospects depend in part on our ability to develop favorable consumer recognition of the Granite City Food & Brewery name. Although our service marks are federally registered trademarks with the United States Patent and Trademark Office, our trademarks could be imitated in ways that we cannot prevent. We rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, know-how, concepts and recipes.

        Moreover, we may face claims of misappropriation or infringement of third parties' rights that could interfere with our use of our proprietary know-how, concepts, recipes or trade secrets. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages.

        We do not maintain confidentiality and non-competition agreements with all of our executives, key personnel, including store managers, or suppliers.    If competitors independently develop or otherwise obtain access to our know-how, concepts, recipes or trade secrets, the appeal of our restaurants could be reduced and our business could be harmed.

        Our operations depend upon governmental licenses or permits.    Our business depends upon obtaining and maintaining required food service, liquor and brewing licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as licensing requirements of states and municipalities where we operate restaurants. Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time. State liquor and brewing laws may prevent or impede our expansion into certain markets. Although we do not anticipate any significant problems in obtaining required licenses, permits or approvals, any delays or failures to obtain required licenses, permits or approvals could delay or prevent our expansion in a particular area. We are at risk that a state's regulations concerning brewery restaurants or the interpretation of these regulations may change.

        Regulations affecting the operation of our restaurants could increase our operating costs and restrict our growth.    We are subject to a variety of federal and state labor laws, such as minimum wage and overtime pay requirements, unemployment tax rates, workers' compensation rates and citizenship requirements. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase our labor costs and reduce our operating margins. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

        We may face liability under dram shop statutes.    Our sale of alcoholic beverages subjects us to "dram shop" statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, results of operations and cash flows could be materially adversely affected.

        Litigation could have a material adverse effect on our business.    We are, from time to time, the subject of complaints or litigation from guests alleging food borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability and could cause variability in our results compared to expectations.

        Our operations and profitability are susceptible to the effects of violence, war and economic trends.    Terrorist attacks and other acts of violence or war and U.S. military reactions to such attacks may negatively affect our operations and an investment in our shares of common stock. Acts of violence or war could cause a decrease in travel and in consumer confidence, decrease consumer spending, result in increased volatility in the United States and worldwide financial markets and economy, or result in an economic recession in the United States or abroad. They could also impact consumer leisure habits, for example, by increasing time spent watching television news programs at home, and may reduce the number of times consumers dine out, which could adversely impact our revenue. Any of these occurrences could harm our business, financial condition or results of operations, and may result in the volatility of the market price for our common stock and negatively affect the price of our common stock.

        Terrorist attacks could also directly impact our physical facilities or those of our suppliers, and attacks or armed conflicts may make travel and the transportation of our supplies and products more difficult and more expensive and could ultimately affect our revenue.

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

        We may be exposed to potential risks relating to our internal controls over financial reporting.    If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse opinion from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected. In addition to the above, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected.

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

        Limitations in our insurance coverage could adversely affect our operations in certain circumstances.    We have comprehensive insurance, including workers' compensation, employee practices liability, general liability, fire and extended coverage and property insurance. However, there are certain types of losses which may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses. If such a loss should occur, we would, to the extent that we are not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and/or cash flow from, such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. We cannot assure you that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all, or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

Risks Related to our Securities

        Fluctuations in our operating results may decrease the price of our common stock.    Our operating results may fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions. Consequently, our operating results may fall below the expectations of public market analysts and investors for any given reporting period. In that event, the price of our common stock would likely decrease.

        Shareholders may have difficulty selling our common stock.    We cannot assure you of an active public market for our common stock. Selling our common stock may be difficult because of the quantity of shares that may be bought and sold, the possibility that transactions may be delayed, and a low level of security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

        Our existing shareholders have significant control which could reduce your ability to receive a premium for your shares through a change in control.    As of March 1, 2008, our directors and executive officers, as a group, beneficially owned approximately 17.8% of our common stock. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price.

        Our articles of incorporation, bylaws and Minnesota law may discourage takeovers and business combinations that our shareholders might consider in their best interests.    Anti-takeover provisions of our articles of incorporation, bylaws and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further shareholder approval, may issue up to 10,000,000 shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our Board of Directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding "control share acquisitions" and "business combinations." We may, in the future, consider adopting additional anti-takeover measures. The authority of our board to issue undesignated preferred stock, our advance notice procedure for nominations, and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board of Directors.

        If we do not maintain our NASDAQ listing, you may have difficulty reselling our shares.    We will need to maintain certain financial and corporate governance qualifications to keep our shares listed on the NASDAQ Stock Market. We cannot assure you that we will at all times meet the criteria for continued listing. If we fail to maintain such qualifications, including a minimum bid price of $1.00, our shares may be delisted. In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or on the OTC Bulletin Board. In addition, our shares could become subject to the SEC's "penny stock rules." These rules would impose additional requirements on broker-dealers who effect trades in our shares, other than trades with their established customers and accredited investors. Consequently, the delisting of our shares and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our shares, which may adversely affect your ability to resell our shares. If any of these events take place, you may not be able to sell as many shares as you desire, you may experience delays in the execution of your transactions and our shares may trade at a lower market price than they otherwise would.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our corporate headquarters is located in Minneapolis, Minnesota. We occupy this facility under a lease agreement which expires in November 2011. This office space is rented to us at an annual rate of $96,613 with scheduled increases throughout the term of the lease. We also operate a test kitchen in Minneapolis under a three-year lease agreement which expires in October 2008. The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.

        On February 1, 2005, we commenced leasing a 5,400 square foot facility in Ellsworth, Iowa, which we use for our beer production facility. The lease is for a base term of 10 years with options to extend and the base rent is $7,200 per month for the entire life of the lease. We have the option to purchase the facility at any time during the lease term for one dollar plus the unamortized construction costs. Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.

        As of March 1, 2008, we operated 25 restaurants. We lease the land and building at all but one of these restaurants. At our Fargo location, we own the building, subject to a loan with a balloon payment due in August 2011, and lease the land. The majority of our existing leases are for 20 years with options to extend. We typically lease our restaurant facilities under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, contingent rent based on sales in excess of specified amounts.

        The following table sets forth data regarding our restaurant locations as of March 1, 2008:

Location	Opened	Square Feet
St. Cloud, Minnesota	June 1999	10,000
Sioux Falls, South Dakota	December 2000	10,600
Fargo, North Dakota	November 2001	9,276
Des Moines, Iowa	September 2003	9,449
Cedar Rapids, Iowa	November 2003	9,449
Davenport, Iowa	January 2004	9,449
Lincoln, Nebraska	May 2004	9,449
Maple Grove, Minnesota	June 2004	9,449
Wichita, Kansas	July 2005	9,449
Eagan, Minnesota	September 2005	7,600
Kansas City, Missouri	November 2005	9,449
Kansas City, Kansas	January 2006	9,449
Olathe, Kansas	March 2006	9,449
West Wichita, Kansas	July 2006	9,412
St. Louis Park, Minnesota	September 2006	7,250
Omaha, Nebraska	October 2006	9,000
Roseville, Minnesota	November 2006	9,531
Madison, Wisconsin	December 2006	9,000
Rockford, Illinois	July 2007	9,000
Rogers, Arkansas	October 2007	9,000
East Peoria, Illinois	October 2007	9,000
Orland Park, Illinois	December 2007	9,000
St. Louis, Missouri	January 2008	11,360
Ft. Wayne, Indiana	January 2008	8,550
Toledo, Ohio	February 2008	8,550

        For further information on property leases, please refer to "Management's Discussion and Analysis and Results of Operations—Commitments" and Note 8 to our consolidated financial statements.

        In the opinion of our management, each of our existing locations is adequately covered by insurance.

Item 3.    Legal Proceedings.

        From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is our management's opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of our company.

Item 4.    Submission of Matters to a Vote of Security Matters.

        The 2007 annual meeting of shareholders was held October 30, 2007. Three proposals were submitted for shareholder approval, all of which passed with voting results as follows:

  (1)
  Election of Directors:

	FOR	WITHHOLD
Steven J. Wagenheim	10,202,123	216,700
Arthur E. Pew III	10,201,644	217,179
James G. Gilbertson	10,206,446	212,377
Bruce H. Senske	10,208,902	209,921
Eugene E. McGowan	10,199,658	219,165
Dermot F. Rowland	10,207,772	211,051
  (2)
  To approve the amendment to our 2002 Equity Incentive Plan to increase the shares authorized under the Plan by 500,000 shares.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
4,273,621	1,388,430	401,739	4,355,033
  (3)
  To ratify the appointment of Schechter, Dokken, Kanter, Andrews & Selcer Ltd. as our independent registered public accounting firm for the fiscal year ending December 25, 2007.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
10,114,373	11,823	292,627	0

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our units were listed on The NASDAQ Capital Market under the symbol "GCFBU" from the completion of our initial public offering in June 2000 through the expiration of our Class A Warrants in December 2005. Since the separability date of our units in August 2001, our common stock and our Class A Warrants became listed on The NASDAQ Capital Market under the symbols "GCFB" and "GCFBW," respectively. Upon the expiration of our Class A Warrants on December 15, 2005, the listing of such warrants (GCFBW) as well as our units (GCFBU) ceased. On June 26, 2007, the NASDAQ Stock Market moved the exchange listing of our common stock (GCFB) to the NASDAQ Global Market.

        The following table sets forth the approximate high and low sales prices for our common stock for the periods indicated as reported by The NASDAQ Stock Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
2007
First Quarter	$6.48	$4.53
Second Quarter	$6.61	$5.08
Third Quarter	$5.75	$4.08
Fourth Quarter	$4.50	$2.58
2006
First Quarter	$4.94	$3.71
Second Quarter	$4.80	$3.87
Third Quarter	$4.50	$3.80
Fourth Quarter	$5.48	$3.95

        On March 1, 2008, there were 186 holders of record of the Company's common stock.

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

        See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sale of Unregistered Securities during the Fourth Quarter of 2007

        On September 27, 2007, we issued 38,170 shares of common stock upon the exercise for cash of a warrant for the purchase of common stock originally issued November 1, 2002 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants. The foregoing warrant had an exercise price of $1.58 per share and an expiration date of November 1, 2007.

        On November 26, 2007, we issued 6,724 shares of common stock upon the exercise for cash of a warrant for the purchase of common stock originally issued November 27, 2002 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants. The foregoing warrant had an exercise price of $1.58 per share and an expiration date of November 27, 2007.

        On December 12, 2007, we issued 12,890 shares of common stock upon the cashless exercise of a warrant for the purchase of 23,996 shares of common stock originally issued December 20, 2002 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants. The foregoing warrant had an exercise price of $1.58 per share and an expiration date of December 20, 2007.

        On December 19, 2007, we issued 23,996 shares of common stock upon the exercise for cash of a warrant for the purchase of common stock originally issued December 20, 2002 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants. The foregoing warrant had an exercise price of $1.58 per share and an expiration date of December 20, 2007.

        The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act. The certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our periodic reports and current reports, as filed with the SEC. No discount or commission was paid in connection with the issuance of shares upon the exercise of such warrants.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Year
Statement of Operations Data:
	2007	2006	2005	2004	2003
				(Not covered by auditors' report)
Restaurant revenue	$75,912	$58,328	$36,205	$30,645	$14,153
Cost of sales:
Food, beverage and retail	22,897	17,320	10,997	9,545	4,287
Labor	27,429	20,832	13,016	10,791	5,123
Direct restaurant operating	10,632	7,120	4,640	3,530	1,732
Occupancy	4,738	3,435	1,927	1,574	807

Total cost of sales	65,697	48,708	30,580	25,440	11,949

Pre-opening	2,708	2,382	840	728	559
General and administrative	8,651	6,834	4,980	2,393	1,841
Depreciation and amortization	4,712	3,468	2,148	1,651	818

Operating loss	(5,856)	(3,064)	(2,344)	433	(1,014)

Interest:
Income	219	99	122	29	71
Expense	(3,921)	(2,566)	(1,445)	(1,187)	(560)

Net interest expense	(3,702)	(2,467)	(1,323)	(1,158)	(489)

Net loss	(9,558)	(5,531)	(3,667)	(725)	(1,503)
Less preferred stock dividends declared	—	—	—	(606)	(713)

Net loss available to common shareholders	$(9,558)	$(5,531)	$(3,667)	$(1,331)	$(2,216)

Loss per common share, basic and diluted	$(0.62)	$(0.42)	$(0.31)	$(0.25)	$(0.56)

Weighted average shares outstanding, basic and diluted	15,525	13,250	11,870	5,400	3,924

Balance Sheet Data:	As of December 25, 2007	As of December 26, 2006	As of December 27, 2005	As of December 28, 2004	As of December 28, 2003
			(Not covered by auditors' report)
Cash	$7,077	$7,672	$9,836	$9,297	$1,440
Total assets	82,411	63,859	44,483	32,169	17,322
Long-term debt	52,246	41,652	21,769	15,024	9,245
Common shareholders' equity	17,677	13,065	17,354	13,882	6,324

Certain amounts do not sum due to rounding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        As of March 1, 2008, we operated 25 casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery. Using the proceeds from the sale of our securities, debt and equipment financing and cash flow from operations, we intend to finance our working capital needs and expand our restaurant chain into markets where we believe our concept will have broad appeal and attractive restaurant-level economics.

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

        We expect the timing of new restaurant openings to have a significant impact on restaurant revenue and costs. We believe we will incur the most significant portion of pre-opening costs associated with a new restaurant within the two months immediately preceding, and the month of, the opening of such restaurant.

        We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations. All references to "2007," "2006," and "2005" within the following discussion represent fiscal years ended December 25, 2007, December 26, 2006 and December 27, 2005, respectively. Our fiscal year ended December 25, 2007 included 980 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated. Our fiscal year ended December 26, 2006 included 715 restaurant weeks. Our fiscal year ended December 27, 2005 included 461 restaurant weeks. Weeks of operations at each of our restaurants for fiscal years 2007, 2006 and 2005 are shown in the following chart:

Location	Fiscal Year 2007 Weeks of Operation	Fiscal Year 2006 Weeks of Operation	Fiscal Year 2005 Weeks of Operation
St. Cloud, Minnesota	52	52	52
Sioux Falls, South Dakota	52	52	52
Fargo, North Dakota	52	52	52
Des Moines, Iowa	52	52	52
Cedar Rapids, Iowa	52	52	52
Davenport, Iowa	52	52	52
Lincoln, Nebraska	52	52	52
Maple Grove, Minnesota	52	52	52
Wichita, Kansas	52	52	25
Eagan, Minnesota	52	52	14
Kansas City, Missouri	52	52	6
Kansas City, Kansas	52	47	0
Olathe, Kansas	52	39	0
West Wichita, Kansas	52	23	0
St. Louis Park, Minnesota	52	14	0
Omaha, Nebraska	52	10	0
Roseville, Minnesota	52	8	0
Madison, Wisconsin	52	2	0
Rockford, Illinois	25	0	0
Rogers, Arkansas	10	0	0
East Peoria, Illinois	8	0	0
Orland Park, Illinois	1	0	0

Total Restaurant Weeks	980	715	461

        Because we continue to expand our operations and open new restaurants at various times throughout the year, we provide the statistical measure of restaurant weeks to enhance the comparison of revenue from period to period as changes occur in the number of units we are operating.

        Our restaurant revenue is comprised almost entirely of the sales of food and beverages. The sale of retail items typically represents less than one percent of total revenue. Product costs include the costs of food, beverages and retail items. Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our dedicated new store opening team, rent expense incurred during the construction period and other direct costs associated with opening new restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent. Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives. Interest expense represents the cost of interest expense on debt and capital leases net of interest income on invested assets.

Results of Operations as a Percentage of Sales

        The table below sets forth results of our operations on a percent of sales basis for fiscal years 2007, 2006 and 2005.

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
Restaurant revenue	100.0%	100.0%	100.0%
Cost of sales:
Food, beverage and retail	30.2	29.7	30.4
Labor	36.1	35.7	36.0
Direct restaurant operating	14.0	12.2	12.8
Occupancy	6.2	5.9	5.3

Total cost of sales	86.5	83.5	84.5
Pre-opening	3.6	4.1	2.3
General and administrative	11.4	11.7	13.8
Depreciation and amortization	6.2	5.9	5.9

Operating loss	(7.7)	(5.2)	(6.5)

Interest:
Income	0.3	0.2	0.3
Expense	(5.2)	(4.4)	(4.0)

Net interest expense	(4.9)	(4.2)	(3.7)

Net loss	(12.6)%	(9.5)%	(10.1)%

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

        Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the termination date. There is potential for variability in our "rent holiday" period which begins on the date the lease agreement is signed and ends on the store open date, during which no cash rent payments are typically due. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in store opening will result in greater pre-opening rent expense recognized during the rent holiday period.

        Certain leases contain provisions that require additional rent payments based upon restaurants sales volume ("contingent rentals"). Contingent rentals are accrued each period as the liabilities are incurred.

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

Results of Operations for the Fiscal Years Ended December 25, 2007 and December 26, 2006

Revenue

        We generated $75,912,262 and $58,328,339 of revenue during fiscal years 2007 and 2006, respectively. The increase in revenue of 30.1% for 2007 over 2006 was primarily the result of the additional restaurant operating weeks related to the four restaurants that opened in 2007. Fiscal year 2007 included 980 restaurant operating weeks while fiscal year 2006 included 715 operating weeks. Average weekly revenue decreased from $81,578 per week in 2006 to $77,461 per week in 2007 for all the restaurants in operation during the year. Comparable restaurant revenue, which includes restaurants in operation over 18 months, increased 1.0% from 2006 to 2007 primarily due to a 2.1% price increase in late November 2006 and a 4.0% price increase that took effect in October of 2007, offset by a decrease in guest traffic.

        We expect that restaurant revenue will vary from quarter to quarter. We anticipate continued seasonal fluctuations in restaurant revenue due in part to increased outdoor seating and generally favorable weather conditions at many of our locations during the summer months. Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenue. Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenue. We believe that decreased consumer confidence negatively impacted the restaurant industry as a whole during 2007.

Restaurant Costs

Food and beverage

        Our food and beverage costs, as a percentage of revenue, increased 0.5% to 30.2% in 2007 from 29.7% in 2006. The increase was largely due to the increase in the cost of dairy, chicken, fish and bottled beer. In order to offset these increases in commodity costs, we have taken steps to increase our oversight of inventory and kitchen management. Additionally, we have announced our intention of increasing our menu prices in early 2008 and will continue to monitor such prices in an effort to address future commodity price increases.

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

Labor

        Labor expense consists of restaurant management salaries, hourly staff payroll costs, other payroll-related items including partner and management bonuses, and non-cash stock-based compensation expense. Our experience to date has been that staff labor costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenue.

        Our labor costs, as a percentage of revenue, increased 0.4% to 36.1% in 2007 from 35.7% in 2006 due primarily to minimum wage increases, turnover and non-cash stock-based compensation resulting from stock options issued in 2007.

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

Direct restaurant operating

        Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable. Our direct restaurant operating expense as a percentage of revenue increased 1.8% to 14.0% in 2007 from 12.2% in 2006. Expense related to in-restaurant promotions has increased as well as expense related to the acceptance of credit and debit cards due to increased usage. Expenses related to repair and maintenance and loss on disposal of assets have increased due to certain upgrades primarily at our mature properties.

Occupancy

        Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.3% as a percentage of revenue to 6.2% in 2007 from 5.9% in 2006. The increase was due to higher rent expense, common area maintenance charges and property tax, offset in part by a decrease in property and casualty insurance.

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

        Pre-opening costs increased $325,981 to $2,708,247 from $2,382,366 in 2006. Included in such expense was $583,880 and $305,084 of non-cash rental costs incurred during construction periods in 2007 and 2006, respectively. Pre-opening costs in 2007 were made up primarily of costs incurred during construction periods of the seven restaurants we opened between July 2007 and February 2008. Pre-opening costs in 2006 related primarily to the seven restaurants we opened that year.

General and administrative

        General and administrative expense includes all salaries and benefits, including non-cash stock-based compensation, associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations, financial controls and reporting, restaurant management recruiting, training at Granite City University, excess capacity costs related to our beer production facility, and salaries and expenses of our new store opening team when it is not dedicated to a particular restaurant opening. Other general and administrative expense includes advertising, professional fees, investor relations, office administration, centralized accounting system costs, and travel by our corporate management.

        General and administrative expense increased $1,817,006 to $8,651,076 in 2007 from $6,834,070 in 2006. The primary sources of such increase were expenses related to compensation including recruiting costs, severance costs and stock-based compensation, consulting related to compliance with the Sarbanes-Oxley Act, legal and investor relations costs and travel related expense. These increases were partially offset by decreases in marketing costs and insurance. Non-cash stock-based compensation expense included in general and administrative expense was $1,247,032 and $1,127,278 in 2007 and 2006, respectively.

        Despite the foregoing increases in general and administrative expense, the increase in restaurant revenue associated with additional locations caused our general and administrative expense to decrease 0.3% as a percentage of revenue to 11.4% in 2007 from 11.7% in 2006.

        As we continue to expand our restaurant chain, we will closely monitor our general and administrative expense while seeking to preserve an infrastructure that remains suitable for our anticipated growth. We plan to add personnel as needed, specifically district operators, to provide better oversight of operations and we plan to continue to improve our recruiting, training and retention initiatives. While our general and administrative expense may increase in the near term as we reinforce our current infrastructure, we expect such expense will decrease as a percentage of revenue in the long term due to economies of scale.

Depreciation and amortization

        Depreciation and amortization expense increased $1,243,363 to $4,711,798 in 2007 from $3,468,426 in 2006, due principally to the additional depreciation related to new restaurants. As a percentage of revenue, depreciation expense increased 0.3% to 6.2% in 2007 from 5.9% in 2006.

Interest

        Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand. Interest expense increased $1,354,769 to $3,920,778 in 2007 from $2,566,009 in 2006. The increase was due to increases in capital leases as a result of additional restaurants. Interest income increased $119,397 in 2007 over that of 2006 due to the proceeds from the sale of our common stock in March 2007.

Results of Operations for the Fiscal Years Ended December 26, 2006 and December 27, 2005

Revenue

        We generated $58,328,339 and $36,204,536 of revenue during fiscal years 2006 and 2005, respectively. The increase in revenue of 61.1% for 2006 over 2005 was primarily the result of the additional restaurant operating weeks related to the seven new restaurants that opened in 2006. Fiscal year 2006 included 715 restaurant operating weeks, which is the sum of the actual number of weeks each restaurant operated, while fiscal 2005 included 461 operating weeks. Average weekly revenue increased to $81,578 per week in 2006 from $78,535 per week in 2005 for all the restaurants in operation during the year. Comparable restaurant revenue, which includes restaurants in operation over 18 months, increased 5.5% for 2006. The increase in comparable restaurant revenue was primarily driven by an increase in guest traffic. A 2.1% price increase that took effect at the end of November 2006 also contributed to the increase in revenue and comparable restaurant revenue.

Restaurant Costs

Food and beverage

        Our food and beverage costs, as a percentage of revenue, decreased 0.7% to 29.7% in 2006 from 30.4% in 2005. The decrease was due primarily to more experienced staff members generating less waste, as well as lower per-unit product prices due to continued higher volume company-wide purchasing.

Labor

        Our labor costs, as a percentage of revenue, decreased 0.3% to 35.7% in 2006 from 36.0% in 2005 primarily due to improvement in managing our labor costs along with a favorable trend in our workers' compensation insurance costs.

Direct restaurant operating

        Our direct operating expense, as a percentage of revenue, decreased 0.6% during 2006 to 12.2% from 12.8% for 2005. The decrease was attributable to lower use of take-out paper and packaging supplies, lower utility costs, and lower repair and maintenance expenses.

Occupancy

        Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs, as a percentage of revenue, increased 0.6% during 2006 to 5.9% from 5.3% for 2005. This increase was due primarily to increases in rent and property taxes.

Pre-Opening Costs

        Pre-opening costs of $2,382,266 during 2006 represented costs of opening seven new restaurants, while pre-opening costs of $840,059 in 2005 represented the costs of opening four new restaurants.

        Beginning in fiscal year 2006, we included rental costs incurred during construction periods in pre-opening costs in accordance with FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1).

General and Administrative

        General and administrative expense increased $1,853,737 to $6,834,070 in 2006 from $4,980,333 in 2005. The primary source of such increase was the addition of corporate staff including, recruiting, hiring and training Granite City University trainers, members of our new store opening team, regional directors of operations, as well as certain IT, accounting and beer production facility employees. Additionally, travel expense, marketing, consulting and legal fees contributed significantly to this increase. Non-cash stock compensation comprised $1,030,034 of the total general and administrative expense in 2006 as compared to $12,780 in 2005.

        As a percentage of revenue, general and administrative expense decreased 2.1% to 11.7% in 2006 as compared to 13.8% in 2005. This decrease was the result of our continued improvement in leveraging corporate overhead across the increase in revenue.

Depreciation and Amortization

        Depreciation and amortization expense increased $1,320,213 in 2006 compared to 2005 due to the additional depreciation related to the newly opened restaurants. As a percentage of revenue, depreciation expense remained consistent at 5.9% in 2006 and 2005.

Interest

        Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand. Interest expense increased $1,120,530 to $2,556,009 in 2006 from $1,445,479 in 2005, due to an increase in capital leases as a result of additional restaurants, while interest income decreased $22,985 due to a reduction of available cash.

Liquidity and Capital Resources

        As of December 25, 2007, we had $7,076,835 of cash and a $3,668,297 working capital deficit compared to $7,671,750 of cash and a $1,106,720 working capital deficit at December 26, 2006.

        During the year ended December 25, 2007, we received net cash of $12,933,758 from the issuance of our common stock, of which $162,902 was received from the exercise of options and warrants while the remainder represented the net proceeds from the sale of common stock in March 2007, as detailed below. We obtained proceeds of $4,941,333 pursuant to capital lease agreements and made payments aggregating $6,376,256 on our debt and capital lease obligations. Of such capital lease payments, approximately $6.0 million represented a one-time payment to retire debt obtained from DHW, as detailed below. We used $1,416,011 of net cash in operating activities and $10,677,739 of net cash to purchase equipment and other assets primarily related to our new restaurant expansion.

        During the year ended December 26, 2006, the net cash generated from operations was $1,200,257. We used $8,047,481 to purchase assets for our new restaurants, beer production facility and our existing restaurants. We obtained proceeds of $5,778,340 from capital leases to fund a portion of the property and equipment for restaurants we opened in 2006. We made payments of $1,308,218 on our bank debt and our building and equipment capital leases. Additionally, we received $212,621 from the exercise of stock options.

        In March 2007, we entered into a stock purchase agreement with accredited investors under which we sold 2,617,334 shares of common stock at a price of $5.35 per share. We obtained gross proceeds of $14,002,737, paid our placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $181,676. Pursuant to the conditions of the stock purchase agreement, we used approximately $6.0 million of the $12,770,856 net proceeds to retire the entire balance of equipment lease debt we had obtained from DHW pursuant to the master lease agreement we entered into in September 2006. The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim. Mr. Wagenheim is our company's president, chief executive officer and one of its directors. Mr. Wagenheim owns a 20% membership interest in DHW and personally guaranteed 20% of DHW's indebtedness to its lenders. The remaining net proceeds from this placement were used to fund the expansion of our restaurant operations.

        We intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We plan to continue using our model as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept. Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our model to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations. We intend to open two additional restaurants in 2008 and are in negotiations for these locations in South Bend, Indiana and Indianapolis (Carmel), Indiana.

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

        Pursuant to the terms of some of our lease agreements, our developer receives a construction allowance from the landlord which, in turn, is passed on to us as a reduction in the construction cost of a new restaurant. Landlord contributions received related to restaurants developed in 2007 ranged from $1.0 million to $1.5 million per location. As a result, the net capital investment is lower for a restaurant that receives a landlord contribution. In some instances we may elect to use our own cash for a portion of the building costs resulting in lower minimum lease payments.

        To finance certain restaurant openings during 2007 and 2006, we entered into a master lease agreement with Carlton Financial Corporation in August 2006 and equipment lease commitments and master equipment lease with DHW Leasing, L.L.C. in September 2006 and December 2007. During fiscal years 2006 and 2007, we also commenced leases for 11 restaurant properties. Details regarding such arrangements appear below under the captions "Commitments—Capital Leases" and "Commitments—Operating Leases."

        We will need to expend significant capital in connection with our expansion plans. Utilizing the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $12.0 million lease financing remained available to us as of March 1, 2008, as well as cash generated from operations, we believe that we will have sufficient funds to complete our planned restaurant openings into 2010 and maintain sufficient working capital for our operations. If we deviate from our planned openings, or there is a change in our cost of capital, the availability of developer financing or landlord contributions, we may require further funding sooner than anticipated. We are exploring opportunities to reduce our cash usage per restaurant by utilizing sites that offer lower costs of capital and real estate funding. If our available sources of liquidity are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds in the future through the incurrence of indebtedness or public or private sales of equity securities. At this time, we are continuing to pursue debt financing alternatives in order to solidify our expansion plans. If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.

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

Commitments

Capital Leases:

        As of December 25, 2007, we had 20 capital lease agreements related to our restaurant properties. Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, six in 2026 and the remaining four in 2027, all with renewable options for additional periods. Eighteen of these lease agreements originated with our developer. Under ten of the leases, we may be required to pay additional contingent rent based upon restaurant sales. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

        In December 2004, we entered into a land and building lease agreement for our beer production facility. This ten-year lease, which commenced February 1, 2005, allows us to purchase the facility at any time for $1.00 plus the unamortized construction costs. Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be $1.00. As such, the lease is classified as a capital lease.

        We entered into a sale-leaseback agreement for the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008. The annual interest rate on such lease is approximately 6.8%. Steven J. Wagenheim, our president, chief executive officer and one of our directors, and a former director of ours have personally guaranteed these leases.

        In August 2006, we entered into a master lease agreement with Carlton Financial Corporation ("Carlton") pursuant to which we could "finance lease" up to $3,000,000 of equipment purchases for three restaurant locations. As of December 25, 2007, we had entered into three lease schedules and amendments to this master lease, pursuant to which we are leasing equipment for an initial lease term ranging from 36 to 39 months. The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million and the annual interest rate on each ranges from 12.9% to 19.6% annually. We have provided Carlton with refundable security deposits aggregating $251,165 as well as a security interest in certain other equipment. At the end of each initial lease term, we may (a) purchase Carlton's interest in all, but not less than all, of the equipment for a purchase price equal to the greater of (1) the fair market value of the equipment, or (2) 15% of the original cost of the equipment, or (b) renew such lease for 12 months at a monthly lease payment of approximately one-half of the original monthly payment and take ownership of the equipment thereafter for $1.00. Steven J. Wagenheim, our president, chief executive officer and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee. The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.

        In September 2006, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW Leasing, L.L.C. ("DHW"), relating to the lease of furniture, fixtures and equipment for restaurants. The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim. Mr. Wagenheim is our president, chief executive officer and one of our directors. Mr. Wagenheim owns a 20% membership interest in DHW and had agreed to personally guarantee

20% of DHW's indebtedness to its lenders, for which we paid Mr. Wagenheim no guarantee fee. Under the terms of the Equipment Lease Commitment, DHW purchased and leased to us equipment at six of our restaurants and we had the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. The amount financed on each of these five-year agreements ranged from $1.0 to $1.1 million and the annual interest rate on each lease was approximately 13.8% annually. In March 2007, we completed a private placement of common stock to accredited investors, as described above. Utilizing approximately $6.0 million of these proceeds, we retired the entire balance of capital lease debt due under this agreement.

        In December 2007, we entered into a new Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16.0 million. Each five-year lease is expected to be for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant. Payments due DHW will have an interest rate equal to the DHW bank base rate plus 4.8%. Principal payments on the amounts borrowed will depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW. The lease financing will be subject to the availability of financing commitments to DHW from its lenders. Our company and DHW have agreed upon a form of master equipment lease that provides, among other things, for a lease fee equal to 0.25% of the principal amount financed upon origination of each equipment lease. We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. We are not obligated to enter into any equipment leases with DHW, although we intend to enter into equipment leases with DHW for the foreseeable future. DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham Capital Management, L.L.C. ("Dunham"). While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, he will not receive a guarantee fee or other payment in connection with this DHW financing. As of December 25, 2007, DHW had purchased and leased to us equipment at four of our restaurants under this Equipment Lease Commitment. The value of the equipment financed at each restaurant is approximately $1.0 million and the annual interest rate on each lease is approximately 12.3%. In connection with the DHW financing, we also entered into amendments to eight lease agreements with Dunham. Pursuant to these amendments, lease rates at the applicable restaurant locations will increase by 10% every five years, commencing on January 1, 2013, January 1, 2014 or January 1, 2015, depending on the restaurant.

        In June 2007, we entered into a lease for an energy optimization system at our Maple Grove restaurant for approximately $30,000. This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

Operating Lease:

        The land portions of the 20 property leases referenced above, 18 lease agreements of which originated with our developer, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, we have obligations under the following operating leases:

        In January 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo restaurant. Under the lease terms, we are obligated to annual rent of $72,000 plus contingent rent based upon restaurant sales.

        In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices. The lease commenced October 1, 2005. In November 2007, we entered into an amendment to such lease to include additional space commencing December 1, 2007. Pursuant to the amended lease, which expires in November 2011, annual rent is $96,613 with scheduled annual increases throughout the term of the lease. Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.

        In November 2005, we entered into an agreement for a facility in Minneapolis, Minnesota which we use as a test kitchen. Obligations under this three-year lease agreement began November 1, 2005. The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.

        In March 2006, we entered into a lease agreement for the land and building for our St. Louis Park, Minnesota restaurant. Rental payments for this lease are $148,625 annually. This operating lease expires in 2016 with renewal options for additional periods.

        In June 2007, we entered into a lease agreement for the restaurant we opened January 15, 2008 in Creve Coeur, Missouri, and in August 2007, we entered into lease agreements for the restaurants we opened in Ft. Wayne, Indiana on January 29, 2008 and in Toledo, Ohio on February 12, 2008. Each lease agreement was entered into under the terms specified in the development agreement with Dunham and the restaurants were constructed for us on a build-to-suit basis. Basic terms of the leases include annual rent equal to 13.5% of the construction cost plus the land lease, and contingent rent with base rent escalating 10% at the end of each five-year period. The term of each lease commenced when operations began and we are responsible for any real-estate taxes and all operating costs. Rental costs associated with each operating lease incurred during the construction period were recognized as pre-opening costs and escalating rent will continue to be recognized as expense on a straight-line basis over the term of each lease.

Personal Guaranties:

        Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements. In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. The agreement contains various covenants, one of which requires us to use our best efforts to obtain a release of one individual's guarantee obligation by January 1, 2006. As of January 1, 2006, we had not obtained a release of such obligation, and as such were required to pay him a monthly guarantee fee in the amount of $1,000 until such release was obtained in August 2006 when he and a former director were released from their guaranties related to this loan agreement. Additionally, at a meeting held in March 2004, our board of directors agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004. The amount of annual compensation is 3% of the balance of such loans. This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period. During fiscal years 2007, 2006 and 2005, we recorded $24,462, $30,708 and $36,581 of such compensation in general and administrative expense, respectively, and paid $50,000, $15,000 and $25,000 of such compensation, respectively.

        In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment. Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement for which our board of directors agreed to compensate him. The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period. Although we did not pay any of such compensation during fiscal years 2007 and 2006, $25,466 and $5,768 of such expense was recorded in general and administrative expense, respectively.

        In September 2006, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for restaurants. Under the terms of the Equipment Lease Commitment, DHW purchased and leased to us equipment at six of our restaurants. In March 2007, we retired the entire balance of capital lease debt due under this agreement. Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders. We did not compensate Mr. Wagenheim for this personal guarantee of DHW's indebtedness.

        In December 2007, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16.0 million. Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders. Neither DHW nor our company compensates Mr. Wagenheim for this personal guarantee of DHW's indebtedness.

Employment Agreement:

        In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our president and chief executive officer, who also is one of our directors. The agreement provided for a minimum base salary of $225,000, commencing January 1, 2005, cash incentive compensation for 2005 ranging from $0 to $125,550 based on performance, and a stock option for the purchase of 150,000 shares of common stock. In February 2006, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $275,000, commencing January 1, 2006, cash incentive compensation for 2006 ranging from $0 to $167,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock. In April 2007, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007, cash incentive compensation for 2007 ranging from $0 to $197,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock. In addition to annual compensation terms and other provisions, the agreement includes change in control provisions that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.

        In November 2007, we entered into an employment agreement with James G. Gilbertson providing for his employment as our chief financial officer on an at-will basis at an annual base salary of $225,000. He is entitled to participate in performance-based cash bonus or equity award plans for senior executives based upon goals established by our board or compensation committee after reasonable consultation with Mr. Gilbertson. He may be eligible to receive a bonus of up to 50% of his base salary. We also granted to Mr. Gilbertson a stock option for the purchase of 175,000 shares of common stock, vesting over a two-year period, upon the commencement of his employment. The employment agreement provides for provisions for termination with and without cause by us and for good reason by Mr. Gilbertson and for the payment of a severance payment equal to 12 months of base salary upon termination of employment resulting from a change of control of our company, or if Mr. Gilbertson is terminated without cause. The employment agreement contains other customary terms and conditions.

        In August 2006, we entered into an at-will employment agreement with Peter P. Hausback that provided for Mr. Hausback to serve as our chief financial officer and principal accounting officer. Mr. Hausback's employment agreement contained terms substantially equivalent to those contained in Mr. Gilbertson's employment agreement, including substantially the same severance benefits. In November 2007, we terminated our agreement with Mr. Hausback and as a result of this termination, Mr. Hausback received a severance payment equal to 12 months base salary, a pro rata portion of his bonus, and other benefits provided under his employment agreement. Such payment was included in our general and administrative expense in fiscal year 2007.

        In August 2005, we entered into an at-will employment agreement with Daniel H. Bauer that provided for Mr. Bauer to serve as our chief financial officer and principal accounting officer. In August 2006, Mr. Bauer resigned from such position. Mr. Bauer's employment agreement contained terms substantially equivalent to those contained in Mr. Gilbertson's employment agreement. Because Mr. Bauer's severance benefits were not yet effective and because his employment was not terminated in connection with a change of control, by us without cause, or by the officer for good reason, as defined, Mr. Bauer was ineligible for severance benefits upon the termination of his employment.

Development Agreement:

        In October 2002, we entered into a development agreement with Dunham Capital Management L.L.C. ("Dunham") for the development of restaurants. Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, LLC, a beneficial owner approximately one percent of our securities. The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012. As of December 25, 2007, 18 restaurants had been constructed for us under this development agreement. We are not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can use another developer if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if our company is sold or merged into another company. In the case of a merger or sale of our company, the development agreement may be terminated. As of March 1, 2008, 21 restaurants had been constructed for us under this development agreement. We intend to explore continuation of our relationship with Dunham, use other third-party developers and/or use our own capital for future expansion.

        The development agreement provides for a cooperative process between Dunham and our management for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts. The development agreement provides that restaurants will be leased to us on the basis of a triple net lease. The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate. The term of each lease is generally 15-20 years with three to five five-year options to renew.

        In September 2006 and December 2007, we entered into amendments of this development agreement. Under the terms of these amendments, lease rates on all future lease agreements pursuant to the development agreement will be increased by 10% commencing on the fifth anniversary of each lease and on each five-year anniversary thereafter. Additionally, the lease rate increases applied to 11 leases which had been entered into prior to the amendments.

        Dunham also has the right to sell the underlying land and building to third parties or assign these leases. As of December 25, 2007, Dunham had sold four of our restaurant sites to third parties. The assignment or sale of a lease by Dunham has had no material impact on the development agreement.

Off-Balance Sheet Arrangements

        It is not our business practice to enter into off-balance sheet arrangements.

Summary of Contractual Obligations:

        The following table summarizes our obligations under contractual agreements as of December 25, 2007, and the time frame within which payments on such obligations are due. This table does not include amounts related to contingent rent as such future amounts are not determinable. In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company or other unforeseeable events. Therefore, no contingent rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2008	Fiscal Years 2009 - 2010	Fiscal Years 2011 - 2012	Fiscal Years Thereafter
Long-term debt, principal	$2,017,036	$284,620	$600,464	$1,131,952	$—
Interest on long-term debt	501,053	174,439	258,494	68,120	—
Capital lease obligations, including interest	126,726,103	7,454,650	15,697,444	15,697,530	87,876,479
Operating lease obligations, including interest	60,839,032	3,315,349	6,605,040	6,576,671	44,341,972
Loan guarantee	219,077	139,571	58,363	21,144	—
Total obligations	$190,302,302	$11,368,629	$23,219,805	$23,495,416	$132,218,452

Certain amounts do not sum due to rounding.

        Based on our cash position at December 25, 2007, we believe we have sufficient capital to meet our current obligations.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for our company's fiscal year beginning after November 15, 2007, subject to a one-year delay for nonfinancial assets. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings, providing SFAS 157 is also adopted. We are currently evaluating the effect that SFAS 157 and SFAS 159 might have on our future financial position, results of operations and operating cash flows.

        On December 4, 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement ("SFAS") No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations and certain other transactions. SFAS 141R will apply prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. We currently do not contemplate any business combinations or other transactions that will be subject to SFAS 141R when it becomes effective.

        On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, management currently expects that SFAS 160 will not have an impact on our future financial position, results of operations and operating cash flows.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our company is exposed to market risk from changes in interest rates and changes in commodity prices.

Changes in interest rate:

        Pursuant to the terms of our capital leases and long-term debt, we will have balloon payments due over the next two to five years. If it becomes necessary to refinance such balloon balances, we may not be able to secure financing at the same interest rate. The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

        Many of the food products we purchase are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. Extreme fluctuations in commodity prices and/or long-term changes could have an adverse affect on us. Although a large national distributor is our primary supplier of food, substantially all of the food and supplies we purchase are available from several sources, which helps to control commodity price risks. Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to a food product price increase. If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 25, 2007, our disclosure controls and procedures were effective.

Management's Annual Report On Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that as of December 25, 2007, our internal control over financial reporting was effective based on those criteria.

        Schechter, Dokken, Kanter, Andrews & Selcer Ltd., the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 25, 2007, as stated in its report, which appears in the attached financial statements.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 25, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We incorporate by reference the information contained under the captions "Proposal 1—Election of Directors," "Our Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the annual meeting of shareholders to be held in June 2008.

        Pursuant to General Instruction G(3) to the Annual Report on Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of this Annual Report on Form 10-K under separate caption.

        We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K and applicable NASDAQ Marketplace Rules. Our Code of Business Conduct and Ethics is posted on our internet website at www.gcfb.net and is available, free of charge, upon written request to our Chief Financial Officer at 5402 Parkdale Drive, Suite 101, Minneapolis, MN 55416. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.gcfb.net.

Item 11.    Executive Compensation.

        We incorporate by reference the information contained under the captions "Our Board of Directors and Committees—Compensation Committee Interlocks and Insider Participation," "Our Board of Directors and Committees—Compensation Committee Report," "Non-Employee Director Compensation" and "Executive Compensation" in our definitive proxy statement for the annual meeting of shareholders to be held in June 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        We incorporate by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the annual meeting of shareholders to be held in June 2008.

Equity Compensation Plan Information

        The following table provides information as of the end of fiscal year 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,226,800		$4.14	655,264	(1)
Equity compensation plans not approved by security holders	335,546	(2)	$4.01	0
Total	2,562,346		$4.12	655,264

(1)
Represents shares remaining available for future issuance under our 2002 Equity Incentive Plan. On January 1st of each year, the aggregate number of shares of stock that may be awarded under the 2002 Equity Incentive Plan automatically increases by the greater of (a) 80,000 shares of stock or (b) 2.0% of the outstanding shares of stock on such date. As a result, an additional 323,479 shares (not shown above) became available for future issuance under our 2002 Equity Incentive Plan as of January 1, 2008.

(2)
Represents (a) an aggregate of 26,000 shares of common stock underlying ten-year options exercisable at $1.65 per share issued on December 27, 2001, to certain employees, including an executive officer who also serves as a director; (b) an aggregate of 20,000 shares of common stock underlying ten-year options exercisable at $2.45 per share issued on February 11, 2003 to a former executive officer who also served as a director; (c) an aggregate of 68,380 shares of common stock underlying five-year warrants exercisable at $1.58 per share issued in March and April of 2003, pursuant to the terms of an agency agreement; (d) an aggregate of 130,730 shares of common stock underlying five-year warrants exercisable at $5.00 per share, 29,618 of which were originally issued September 17, 2004 and 101,112 of which were issued November 4, 2004; (e) an aggregate of 55,436 shares of common stock underlying five-year warrants exercisable at $6.50 per share issued October 21, 2005; and (f) an aggregate of 12,000 shares of common stock underlying five-year warrants exercisable at $2.85 per share, an aggregate of 10,000 shares of common stock underlying five-year warrants exercisable at $3.40 per share, an aggregate of 8,000 shares of common stock underlying five-year warrants exercisable at $4.40 per share and an aggregate of 5,000 shares of common stock underlying five-year warrants exercisable at $5.40 per share issued May 12, 2003 pursuant to the terms of a financial advisory services agreement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        We incorporate by reference the information contained under the captions "Our Board of Directors and Committees" and "Certain Relationships and Related Transactions" in our definitive proxy statement for the annual meeting of shareholders to be held in June 2008.

Item 14.    Principal Accountant Fees and Services.

        We incorporate by reference the information contained under the caption "Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the annual meeting of shareholders to be held in June 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  See Index to Financial Information on page F-1 and Index to Exhibits on page E-1.

  (b)
  See Index to Exhibits on page E-1.

  (c)
  Not applicable.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2008.

GRANITE CITY FOOD & BREWERY LTD.
By	/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Steven J. Wagenheim and James G. Gilbertson, and each of them, acting individually, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008
/s/ JAMES G. GILBERTSON James G. Gilbertson	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 10, 2008
/s/ ARTHUR E. PEW III Arthur E. Pew III	Director	March 10, 2008
/s/ BRUCE H. SENSKE Bruce H. Senske	Director	March 10, 2008

/s/ EUGENE E. MCGOWAN Eugene E. McGowan	Director	March 10, 2008
/s/ DERMOT F. ROWLAND Dermot F. Rowland	Director	March 10, 2008

INDEX TO FINANCIAL STATEMENTS

Page
Granite City Food & Brewery Ltd.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Shareholders' Equity	F-6
Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

Board of Directors
Granite City Food & Brewery Ltd.
Minneapolis, Minnesota

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Granite City Food & Brewery Ltd. as of December 25, 2007 and December 26, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 25, 2007. We also have audited Granite City Food & Brewery Ltd.'s internal control over financial reporting as of December 25, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Granite City Food & Brewery Ltd.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report On Internal Control Over Financial Reporting." Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite City Food & Brewery Ltd. as of December 25, 2007 and December 26, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Granite City Food & Brewery Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        /s/ Schechter, Dokken, Kanter, Andrews & Selcer

  Minneapolis, Minnesota
  March 10, 2008

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED BALANCE SHEETS

	December 25, 2007	December 26, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$7,076,835	$7,671,750
Inventory	827,370	511,146
Prepaids and other	519,505	393,803

Total current assets	8,423,710	8,576,699
Prepaid rent, net of current portion	514,503	503,267
Property and equipment, net	72,410,886	54,018,124
Intangible and other assets	1,061,691	760,420

Total assets	$82,410,790	$63,858,510

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$3,628,444	$2,289,433
Accrued expenses	6,473,894	5,104,730
Deferred rent payable, current portion	195,707	143,928
Long-term debt, current portion	284,620	259,940
Capital lease obligations, current portion	1,509,342	1,885,388

Total current liabilities	12,092,007	9,683,419
Deferred rent payable, net of current portion	2,189,278	1,603,557
Long-term debt, net of current portion	1,732,416	2,004,986
Capital lease obligations, net of current portion	48,719,728	37,501,605

Total liabilities	64,733,429	50,793,567

Shareholders' equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,158,945 and 13,370,331 shares issued and outstanding at December 25, 2007 and December 26, 2006, respectively	161,589	133,703
Additional paid-in capital	43,264,493	29,122,306
Accumulated deficit	(25,748,721)	(16,191,066)

Total shareholders' equity	17,677,361	13,064,943

Total liabilities and shareholders' equity	$82,410,790	$63,858,510

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 25, 2007	December 26, 2006	December 27, 2005
Restaurant revenue	$75,912,262	$58,328,339	$36,204,536
Cost of sales:
Food, beverage and retail	22,897,400	17,320,269	10,996,546
Labor	27,428,873	20,832,308	13,016,076
Direct restaurant operating	10,632,050	7,120,312	4,640,093
Occupancy	4,738,493	3,435,291	1,927,454

Total cost of sales	65,696,816	48,708,180	30,580,169

Pre-opening	2,708,247	2,382,266	840,059
General and administrative	8,651,076	6,834,070	4,980,333
Depreciation and amortization	4,711,789	3,468,426	2,148,213

Operating loss	(5,855,666)	(3,064,603)	(2,344,238)

Interest:
Income	218,789	99,392	122,350
Expense	(3,920,778)	(2,566,009)	(1,445,479)

Net interest expense	(3,701,989)	(2,466,617)	(1,323,129)

Net loss	$(9,557,655)	$(5,531,220)	$(3,667,367)

Loss per common share, basic	$(0.62)	$(0.42)	$(0.31)

Weighted average shares outstanding, basic	15,525,326	13,249,660	11,870,242

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock shares	Par value	Additional paid-in capital	Accumulated deficit	Shareholders' equity
Balances on December 29, 2004	11,601,067	$116,011	$20,717,101	$(6,950,767)	$13,882,345
Issuance of common stock upon exercise of options	110,500	1,105	288,995		290,100
Compensation expense on warrants issued to third party	—	—	54,492	(41,712)	12,780
Issuance of common stock upon exercise of warrants	406,115	4,061	1,873,438		1,877,499
Issuance of common stock sold in private placement, net	1,108,844	11,088	4,947,063		4,958,151
Net loss				(3,667,367)	(3,667,367)

Balances on December 27, 2005	13,226,526	132,265	27,881,089	(10,659,846)	17,353,508
Compensation expense on options		—	1,030,034		1,030,034
Issuance of common stock upon exercise of options	116,116	1,161	215,645		216,806
Issuance of common stock upon exercise of warrants	27,689	277	(281)		(4)
Costs related to private placement			(4,181)		(4,181)
Net loss				(5,531,220)	(5,531,220)

Balances on December 26, 2006	13,370,331	133,703	29,122,306	(16,191,066)	13,064,943
Compensation expense on options	—	—	1,236,315		1,236,315
Issuance of common stock sold in private placement, net	2,617,334	26,173	12,744,683		12,770,856
Issuance of common stock upon exercise of warrants	135,080	1,351	107,476		108,827
Issuance of common stock upon exercise of options	36,200	362	53,713		54,075
Net loss				(9,557,655)	(9,557,655)

Balances on December 25, 2007	16,158,945	$161,589	$43,264,493	$(25,748,721)	$17,677,361

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 25, 2007	December 26, 2006	December 27, 2005
Cash flows from operating activities:
Net loss	$(9,557,655)	$(5,531,220)	$(3,667,367)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,675,751	3,445,278	2,128,722
Other amortization	36,038	23,148	19,491
Stock option compensation expense	1,236,315	1,030,034	12,780
Loss on disposal of assets	108,614	7,944	67,955
Deferred rent	618,611	251,680	(82,691)
Changes in operating assets and liabilities:
Inventory	(316,224)	(267,966)	(52,283)
Prepaids and other	(136,938)	(678,110)	116,475
Accounts payable	550,313	822,104	225,403
Accrued expenses	1,369,164	2,097,365	998,836

Net cash provided by (used in) operating activities	(1,416,011)	1,200,257	(232,679)

Cash flows from investing activities:
Purchase of:
Property and equipment	(10,325,746)	(7,678,550)	(5,394,625)
Intangible and other assets	(351,993)	(368,931)	(44,832)

Net cash used in investing activities	(10,677,739)	(8,047,481)	(5,439,457)

Cash flows from financing activities:
Payments on capital lease obligations	(6,128,366)	(1,069,217)	(646,896)
Proceeds from capital leases	4,941,333	5,778,340	—
Payments on long term-debt	(247,890)	(239,001)	(226,666)
Payment of dividends	—	—	(41,068)
Net proceeds from issuance of stock	12,933,758	212,621	7,125,750

Net cash provided by financing activities	11,498,835	4,682,743	6,211,120

Net increase (decrease) in cash	(594,915)	(2,164,481)	538,984
Cash and cash equivalents, beginning	7,671,750	9,836,231	9,297,247

Cash and cash equivalents, ending	$7,076,835	$7,671,750	$9,836,231

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,799,522	$2,421,662	$1,393,091

Cash paid for income taxes	$7,722	$12,235	$2,000

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$12,029,110	$21,361,332	$8,468,182

Property and equipment and intangibles purchased and included in accounts payable	$788,698	$440,222	$147,370

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Background

        Granite City Food & Brewery Ltd. (the "Company") develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®. The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site. The first Granite City restaurant opened in St. Cloud, Minnesota in July 1999 and the Company subsequently expanded to other Midwest markets, opening its 25th restaurant on February 12, 2008. The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer. In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

        The Company's expansion strategy focuses on development of restaurants in markets where management believes the Company's concept will have broad appeal and attractive restaurant-level economics.

Principles of consolidation and presentation

        The Company's consolidated financial statements include the accounts and operations of the Company and its subsidiary corporations under which its Kansas locations are operated. Fifty-one percent of the stock of each of the subsidiary corporations is owned by a resident of Kansas and the Company owns the remainder of the stock of each subsidiary corporation. Each resident-owner of the stock of these entities has entered into a buy-sell agreement with each corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the corporation upon certain events, including termination of employment (if employed by the Company) or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state. The Company has entered into a master agreement with each separate subsidiary corporation that permits the operation of the restaurants and leases to each corporation the Company's property and facilities. Each corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from its operations. The Company has determined that the foregoing ownership structure will cause these separate corporations to be treated as variable interest entities in which the Company has a controlling financial interest for the purpose of Financial Accounting Standards Board (FASB) Interpretation 46 (R), Consolidation of Variable Interest Entities. As such, the corporations are consolidated with the Company's financial statements and the Company's financial statements do not reflect a minority ownership in those separate corporations. All references to the Company in these notes to consolidated financial statements relate to the consolidated entity.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America and regulations of the Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include estimates related to asset lives, lease accounting and revenue recognition. Actual results could differ from these estimates.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Reclassifications

        Certain minor reclassifications have been made to the financial statements for fiscal years 2006 and 2005 for them to conform to the presentation of the financial statements for fiscal year 2007. These reclassifications have no effect on the accumulated deficit or net loss previously reported.

Fiscal year

        The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes. Fiscal years 2007, 2006 and 2005 each consisted of 52 weeks.

Cash equivalents

        The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

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

Property and equipment

        Property and equipment (Note 3) is recorded at cost and depreciated or amortized over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the related lease or the estimated useful life, whichever is shorter. Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.

The estimated useful lives are as follows:
Computer software	3 years
Furniture and restaurant equipment	8 years
Brewery equipment	20 years
Building and leasehold improvements	10 - 20 years

        The Company accumulates the cost of architecture fees and equipment it has purchased, but not yet placed in service in its construction-in-progress account. Such equipment includes, but is not limited to, kitchen equipment, audio visual equipment, brewing equipment and computers and technical equipment.

        Management reviews property and equipment, including leasehold improvements for impairment when events or circumstances indicate these assets might be impaired in accordance with the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS")

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management bases this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset. If indicators of impairment are present and if the Company determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. The Company does not believe there are any indicators of impairment with respect to its property and equipment.

Intangible and other assets

        Intangible assets (Note 4) are recorded at cost and reviewed annually for impairment. Included in intangible assets are trademarks for which registrations continue indefinitely. However, the Company expects that the value derived from these trademarks will decrease over time, and therefore amortizes them under the straight-line method over 20 years. Also included in intangible assets are transferable liquor licenses that were purchased through open markets in jurisdictions with a limited number of authorized liquor licenses. These liquor licenses are renewable every year if the Company complies with basic applicable rules and policies governing the sale of liquor in the respective states. As a result, the Company expects the cash flows from these licenses to continue indefinitely. Because there is an observable market for transferable liquor licenses and the Company expects them to generate cash flow indefinitely, in accordance with SFAS No. 142, Goodwill and Intangible Assets, the Company does not amortize capitalized liquor licenses as they have indefinite lives. The cost of non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are not capitalized, but rather expensed as incurred. The annual renewal fees for each of the Company's liquor licenses, whether capitalized or expensed, are nominal and are expensed as incurred.

        Included in other assets (Note 4) are security deposits and deferred loan costs. Deferred loan costs are amortized using the straight-line method over the term of the financing agreements, which method does not differ materially from the effective interest method of amortizing such costs.

Leases and deferred rent payable

        The Company leases most of its restaurant properties. Leases are accounted for under the provisions of SFAS No. 13 and SFAS No. 98, Accounting for Leases, as well as other subsequent amendments and authoritative literature including FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent payable (Note 6). Additionally, pursuant to Emerging Issues Task Force No. 98-09, Accounting for Contingent Rent, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement, based on estimates of probable levels of revenue during the contingency period. Deferred rent payable also includes a tenant improvement allowance the Company received, which is being amortized as a reduction of rent expense also on a straight-line basis over the initial term of the lease.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Revenue recognition

        Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's statement of operations net of sales taxes collected. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. The Company periodically recognizes gift card breakage which represents the portion of its gift card obligation for which management believes the likelihood of redemption by the customer is remote, based upon historical redemption patterns.

Pre-opening costs

        Pre-opening costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant's operations. Pre-opening costs consist primarily of travel, food and beverage, employee payroll and related training costs. Beginning in fiscal year 2006, pre-opening expense also includes rental costs under operating leases incurred during a construction period pursuant to FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. The Company was required to adopt FASB Staff Position No. FAS 13-1 beginning in fiscal year 2006. This resulted in an additional net loss of $305,084 or $0.02 per share in 2006.

Advertising costs

        Advertising costs are expensed as incurred. Total amounts incurred during fiscal years 2007, 2006 and 2005 were $281,080, $373,188, and $126,136, respectively. Advertising costs are included as a component of direct restaurant operating expenses when the expenses are specific to a particular restaurant or market or in corporate-level general and administrative expense when the expenses are not specific to a given restaurant.

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

        In fiscal year 2007, the Company adopted the Financial Accounting Standards Board's ("FASB") FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48,") which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The adoption of FIN 48 had no effect on the Company's net loss or accumulated deficit. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Stock-based compensation

        In fiscal year 2006, the Company began recording stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004) ("SFAS 123(R)"), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements. In all prior periods, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as a result, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method increased the Company's net loss for 2006 by $1,030,034 or $0.08 per share.

        If the Company had been accounting for stock-based compensation under SFAS 123 during fiscal year 2005, the impact of that standard would have approximated the pro forma disclosure set forth below:

Net loss:
As reported	$(3,667,367)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,104,417)

Pro forma	$(4,771,784)

Net loss per common share
Basic and diluted as reported	$(0.31)
Basic and diluted, pro forma	$(0.40)

        The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	None	None	None
Expected volatility	51.1% - 71.6%	48.7% - 58.1%	43.6%
Expected life of option	5 - 10 years	5 - 10 years	5 - 10 years
Risk-free interest rate	3.6% - 4.8%	4.4% - 5.1%	4.1% - 4.3%

Net loss per share

        Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the fiscal year. Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses. Calculations of the Company's net loss per common

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

share for the years ended December 25, 2007, December 26, 2006, and December 27, 2005 are set forth in the following table:

	Year Ended
	December 25, 2007	December 26, 2006	December 27, 2005
Net loss	$(9,557,655)	$(5,531,220)	$(3,667,367)

Loss per common share, basic	$(0.62)	$(0.42)	$(0.31)

Weighted average shares outstanding, basic	15,525,326	13,249,660	11,870,242

        Stock options and warrants of 3,829,952 at December 25, 2007, 3,325,374 at December 26, 2006, and 3,361,479 at December 27, 2005, were not used for the calculation of loss per share or weighted average shares outstanding on a fully diluted basis.

2. Fair value of financial instruments

        At December 25, 2007 and December 26, 2006, the fair value of cash and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3. Property and equipment

        Property and equipment, included under capital leases (Note 8), consisted of the following:

	December 25, 2007	December 26, 2006
Land	$18,000	$18,000
Buildings	46,238,741	33,851,945
Leasehold improvements	8,516,291	8,220,963
Equipment and furniture	26,133,376	20,728,013
Construction in progress*	5,540,980	624,422

	86,447,388	63,443,343
Less accumulated depreciation and amortization	14,036,502	9,425,219

	$72,410,886	$54,018,124

    *
    Construction in progress includes the following approximate amounts for items yet to be placed in service:

	December 25, 2007	December 26, 2006
Architecture fees for future locations	$240,000	$100,000
Building and equipment at future locations	$5,300,000	$400,000
Equipment at the beer production facility	—	$125,000

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Intangible and other assets

        Intangible assets and other assets consisted of the following:

	December 25, 2007	December 26, 2006
Intangible assets:
Liquor licenses	$331,415	$264,415
Trademarks	137,601	109,741
Other:
Deferred loan costs	199,912	205,054
Security deposits	524,903	279,427

	1,193,831	858,637
Less accumulated amortization	132,140	98,217

	$1,061,691	$760,420

        In each of the next five years, management expects incurring $6,880 of amortization expense relative to intangible assets.

5. Accrued expenses

        Accrued expenses consisted of the following:

	December 25, 2007	December 26, 2006
Payroll and related	$2,472,513	$2,205,712
Deferred revenue from gift card sales	2,103,294	1,355,773
Sales taxes payable	692,758	493,772
Interest	399,387	278,131
Real estate taxes	212,950	245,299
Insurance	—	89,646
Other	592,992	436,397

	$6,473,894	$5,104,730

6. Deferred rent payable

        Under the terms of the lease agreement the Company entered into regarding its Lincoln property, the Company received a lease incentive of $450,000, net. This lease incentive was recorded as a deferred rent payable and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method. Rent expense was reduced by $11,111, $30,000 and $30,000 in 2007, 2006 and 2005, respectively. The deferred rent incentive balance at December 25, 2007 and December 26, 2006, was $358,889 and $370,000, respectively.

        Also included in deferred rent payable at December 25, 2007 and December 26, 2006 is $238,228 and $120,583, respectively, which represents difference between minimum rent payments and straight-line rent. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-term debt

        As of the end of fiscal year 2007, the Company had two outstanding long-term loans with an independent financial institution for the purchase of equipment for its restaurants located in Des Moines and Davenport, IA. These loans are secured only by the personal property and fixture property at the respective locations. In addition to these two loan agreements, the Company has a long-term loan outstanding with the same independent financial institution secured by the tangible personal property and fixtures at the Fargo, ND restaurant. Such loan is guaranteed by Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors. As of the end of fiscal years 2007 and 2006, the balances, interest rates and maturity dates of these loans were:

	December 25, 2007	December 26, 2006
Des Moines
Loan balance	$345,295	$451,853
Annual interest rate	10.25%	10.25%
Maturity date	August 27, 2010	August 27, 2010
Davenport
Loan balance	$383,330	$481,189
Annual interest rate	10.25%	6.13%
Maturity date	January 6, 2011	January 6, 2011
Fargo
Loan balance	$1,288,411	$1,331,884
Annual interest rate	8.75%	8.75%
Maturity date	August 15, 2011	August 15, 2011

        Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2008	$284,620
2009	309,913
2010	290,551
2011	1,131,952

$2,017,036

        During the years ended December 25, 2007, December 26, 2006 and December 27, 2005, the Company incurred $202,887, $205,657 and $198,437, respectively, in interest expense related to long-term debt.

8. Leases

Capital leases

        As of December 25, 2007, the Company had 20 capital lease agreements related to its restaurant properties. Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, six in 2026 and the remaining four in 2027, all with renewable options for additional periods. Eighteen of these lease agreements originated with the Company's developer. Under ten of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Leases (Continued)

capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

        In December 2004, the Company entered into a land and building lease agreement for its beer production facility. This ten-year lease commenced February 1, 2005, and allows the Company to purchase the facility at any time for $1.00 plus the unamortized construction costs. Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be $1.00. As such, the lease is classified as a capital lease.

        The Company entered into a sale-leaseback agreement for the equipment and leasehold improvements at St. Cloud and Sioux Falls in June 2001 and a lease for equipment under agreements expiring in 2008. The annual interest rate on such lease is approximately 6.8%. Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, and a former director of the Company have personally guaranteed these leases.

        In August 2006, the Company entered into a master lease agreement with Carlton Financial Corporation ("Carlton") pursuant to which it could "finance lease" up to $3.0 million of equipment purchases for three restaurant locations. As of December 25, 2007, the Company had entered into three lease schedules and amendments to this master lease, pursuant to which it is leasing equipment for an initial lease term ranging from 36 to 39 months. The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million and the annual interest rate on each ranges from 12.9% to 19.6% annually. The Company has provided Carlton with refundable security deposits aggregating $251,165 as well as a security interest in certain other equipment. At the end of each initial lease term, the Company may (a) purchase Carlton's interest in all, but not less than all, of the equipment for a purchase price equal to the greater of (1) the fair market value of the equipment, or (2) 15% of the original cost of the equipment, or (b) renew such lease for 12 months at a monthly lease payment of approximately one-half of the original monthly payment and take ownership of the equipment thereafter for $1.00. Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, was required to personally guarantee payments to be made to Carlton under the lease financing and the Company's board of directors agreed to compensate him for such guarantee. The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period (Note 10).

        In September 2006, the Company entered into an Equipment Lease Commitment and Master Equipment Lease with DHW Leasing, L.L.C. ("DHW"), relating to the lease of furniture, fixtures and equipment for restaurants. The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim. Mr. Wagenheim is the Company's president, chief executive officer and one of its directors. Mr. Wagenheim owns a 20% membership interest in DHW and had agreed to personally guarantee 20% of DHW's indebtedness to its lenders, for which the Company paid Mr. Wagenheim no guarantee fee. Under the terms of the Equipment Lease Commitment, DHW purchased and leased to the Company equipment at six of its restaurants and the Company had the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. The amount financed on each of these five-year agreements ranged from $1.0 to $1.1 million and the annual interest rate on each lease was approximately 13.8% annually. In March 2007, the Company

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Leases (Continued)

completed a private placement of common stock to accredited investors described in Note 13 below. Utilizing approximately $6.0 million of these proceeds, the Company retired the entire balance of capital lease debt due under this agreement.

        In December 2007, the Company entered into a new Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to the Company equipment costing up to $16.0 million. Each five-year lease is expected to be for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant. Payments due DHW will have an interest rate equal to the DHW bank base rate plus 4.8%. Principal payments on the amounts borrowed will depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW. The lease financing to be provided by DHW to the Company will be subject to the availability of financing commitments to DHW from its lenders. The Company and DHW have agreed upon a form of Master Equipment Finance Lease that provides, among other things, for a lease fee equal to 0.25% of the principal amount financed upon origination of each equipment lease. The Company has the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. The Company is not obligated to enter into any equipment leases with DHW, although it intends to enter into equipment leases with DHW for the foreseeable future. DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham Capital Management, L.L.C. ("Dunham"). While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, he will not receive a guarantee fee or other payment in connection with this DHW financing. As of December 25, 2007, DHW purchased and leased to the Company equipment at four of its restaurants. The value of the equipment financed at each restaurant is approximately $1.0 million and the annual interest rate on each lease is approximately 12.3%. In connection with the DHW financing, the Company also entered into amendments to eight lease agreements with Dunham. Pursuant to these amendments, the term of these leases did not change, but lease rates at the applicable restaurant locations will increase by 10% every five years, commencing on January 1, 2013, January 1, 2014 or January 1, 2015, depending on the restaurant. The difference between the present value of the future minimum lease payments under the amended agreements and the balance of the obligations prior to the amendments aggregated approximately $1.0 million. Pursuant to FASB Statement No. 13, Accounting for Leases, the Company increased both the balance of its assets and the balance of its capital lease obligations by approximately $1.0 million.

        In June 2007, the Company entered into a lease for an energy optimization system at its Maple Grove restaurant for approximately $30,000. This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Leases (Continued)

        Included in property and equipment are the following assets held under capital leases:

	December 25, 2007	December 26, 2006
Land	$18,000	$18,000
Building	44,926,945	33,851,945
Equipment and leasehold improvements	7,509,977	7,807,724

	52,454,922	41,677,669
Less accumulated depreciation	5,438,454	3,718,654

	$47,016,468	$37,959,015

        Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company's statements of operations.

Operating leases

        The land portions of the 20 property leases referenced above, 18 lease agreements of which originated with the Company's developer, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, the Company has obligations under the following operating leases:

        In January 2001, the Company entered into a 20-year operating lease for the land upon which the Company built its Fargo restaurant. Under the lease terms, the Company is obligated to annual rent of $72,000 plus contingent rent based upon restaurant sales.

        In August 2005, the Company entered into a 38-month lease agreement for office space for its corporate offices. The lease commenced October 1, 2005. In November 2007, the Company entered into an amendment to such lease to include additional space commencing December 1, 2007. Pursuant to the amended lease, annual rent is $96,613 with scheduled annual increases throughout the term of the lease which expires in November 2011. Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.

        In November 2005, the Company entered into an agreement for a facility in Minneapolis, Minnesota which is used as a test kitchen. Obligations under this three-year lease agreement began November 1, 2005. The agreement calls for annual rent of $42,000 and has an option for a three-year renewal.

        In March 2006, the Company entered into a lease agreement for the land and building for its St. Louis Park restaurant. Rental payments for this lease are $148,625 annually. This operating lease expires in 2016 with renewal options for additional periods.

        In June 2007, the Company entered into a lease agreement for the restaurant it opened January 15, 2008 in Creve Coeur, Missouri, and in August 2007, the Company entered into lease agreements for the restaurants it opened in Ft. Wayne, Indiana on January 29, 2008 and in Toledo, Ohio on February 12, 2008. Each lease agreement was entered into under the terms specified in the development agreement with Dunham and the restaurants were constructed for the Company on a build-to-suit basis. Basic terms of the leases include annual rent equal to 13.5% of the construction cost

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Leases (Continued)

plus the land lease and contingent rent with base rent escalating 10% at the end of each five-year period. The term of each lease commenced when operations began and the Company is responsible for any real-estate taxes and all operating costs. Rental costs associated with the operating lease incurred during the construction period were recognized as pre-opening expense and escalating rent will be recognized as rental expense on a straight-line basis over the term of the lease.

        Rental expense for the years ended December 25, 2007, December 26, 2006 and December 27, 2005, on all operating leases was $2,747,062, $1,971,865 and $1,198,318, respectively. Included in rent expense at December 25, 2007, December 26, 2006 and December 27, 2005, was $108,621, $102,115 and $81,234, respectively, of contingent rent expense based on revenue.

        Minimum future lease payments under all leases as of December 25, 2007 are:

Year ended:	Capital Leases	Operating leases
2008	$7,454,650	$3,315,349
2009	7,792,648	3,294,820
2010	7,904,797	3,310,220
2011	6,688,477	3,314,467
2012	9,009,053	3,262,204
Thereafter	87,876,479	44,341,972

Total minimum lease payments	126,726,103	$60,839,032

Less amount representing interest	71,447,033

Present value of net minimum lease payments	55,279,070
Less current portion	1,581,221

Long-term portion of obligations	$53,697,849

        The foregoing table considers additional lease commitments commencing after December 25, 2007.

        The annual implicit interest rates on the land and building leases are between 6.0% and 15.6%. The annual interest rates on the building improvements and equipment leases are between 6.8% and 19.6%. The average interest rate on the building capital leases is 9.9%. Interest expense on these leases was $3,717,891, $2,360,352 and $1,247,042 for the years ending December 25, 2007, December 26, 2006 and December 27, 2005, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant sales.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income taxes

        The income tax provision allocated to continuing operations consists of the following:

	Year Ended
	December 25, 2007	December 26, 2006	December 27, 2005
Deferred income taxes:
Federal	3,422,402	1,949,922	712,660
State	858,589	327,283	218,637
Effect of change in rate used	—	1,181,202	—

Deferred income tax benefit (expense)	4,280,991	3,458,407	931,297

Net change to valuation allowance	(4,280,991)	(3,458,407)	(931,297)

Total income tax provision	$—	$—	$—

        A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on (loss from) continuing operations is as follows:

	2007	2006	2005
Ordinary federal income tax statutory rate	34.00%	34.00%	15.00%
Limitation on tax assets	(34.00)	(34.00)	(15.00)

Taxes provided	0.00%	0.00%	0.00%

        The Company changed the tax rate used in its income tax calculation in 2006 due to the growth of the Company.

        Temporary differences giving rise to the deferred tax asset consist primarily of the excess of share-based compensation for financial reporting purposes over the amount for tax purposes, deferred rent expensed for financial reporting purposes but expensed when paid for tax purposes, general business credit carryforwards and net operating loss carryforwards. Temporary differences giving rise to the deferred tax liability consist primarily of the excess of amortization and depreciation expense for tax purposes over the amount for financial reporting purposes and small wares capitalized for financial reporting purposes but expensed for tax purposes.

        At December 25, 2007, December 26, 2006 and December 27, 2005, for income tax return purposes, the Company had federal net operating loss carryforwards of approximately $20,531,000, $13,811,000 and $9,548,000, respectively, available to offset future taxable income. If not used, portions of these carryforwards will begin to expire in 2020. Deferred taxes were calculated using enacted tax rates of 34% for federal in 2007 and 2006 and 15% in 2005, and an estimate based on the mix of income and applicable rates by jurisdiction for state. In the year ended December 25, 2007, the state estimate is 6.5%.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 25, 2007	December 26, 2006
Deferred tax assets:
Share-based compensation	$712,186	$394,477
Net operating loss carryforwards	7,753,811	4,441,761
General business credit carryforwards	813,832	537,955
Deferred rent payable	481,914	223,504
Other future deductible items	208,881	25,309

	9,970,624	5,623,006

Deferred tax liabilities:
Amortization	(45,582)	(39,039)
Depreciation	(519,175)	(602,374)
Small wares	(495,593)	(352,310)

	(1,060,350)	(993,723)

Net deferred tax assets	8,910,274	4,629,283
Valuation allowance	(8,910,274)	(4,629,283)

Net deferred tax assets net of valuation allowance	$—	$—

        The Company has determined, based upon its history, that it is not now more likely than not that the Company will be able to generate sufficient taxable income to realize the deferred tax assets. As such, the Company has determined that a full deferred tax valuation allowance is needed at this time.

10. Commitments and contingencies

        The Company will need to expend additional capital in connection with its expansion plans. Utilizing the $16.0 million DHW Equipment Lease Commitment (see Note 8), of which approximately $12.0 million lease financing remains available to the Company, and cash generated from operations, management believes that the Company will have sufficient funds to complete planned restaurant openings into 2010 and maintain sufficient working capital for operations. The Company may require further funding to open additional restaurants beyond 2010 depending upon the number of planned openings, the cost of capital, availability of developer financing and landlord tenant improvement funding. If sources of liquidity are insufficient to fund expected capital needs, or the Company's needs are greater than anticipated, the Company will be required to raise additional funds in the future through the incurrence of indebtedness or public or private sales of equity securities. At this time, management continues to pursue debt financing alternatives in order to solidify the Company's expansion plans.

Employment Agreements

        In June 2005, the Company entered into a three-year employment agreement with Steven J. Wagenheim, its president and chief executive officer, who is also a director of the Company. The agreement provided for a minimum base salary of $225,000, commencing January 1, 2005, cash

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and contingencies (Continued)

incentive compensation for 2005 ranging from $0 to $125,550 based on performance, and a stock option for the purchase of 150,000 shares of common stock. In February 2006, the Company amended the compensatory arrangements under the agreement to provide for an annual base salary of $275,000, commencing January 1, 2006, cash incentive compensation ranging from $0 to $167,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock. In April 2007, the Company amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007, cash incentive compensation for 2007 ranging from $0 to $197,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock. In addition to annual compensation terms and other provisions, the agreement includes change in control provisions that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control of the Company and his employment terminates.

        In November 2007, the Company entered into an employment agreement with James G. Gilbertson providing for his employment as our chief financial officer on an at-will basis at an annual base salary of $225,000. He is entitled to participate in performance-based cash bonus or equity award plans for senior executives based upon goals established by the Company's board or compensation committee after reasonable consultation with Mr. Gilbertson. He may be eligible to receive a bonus of up to 50% of his base salary. The Company also granted to Mr. Gilbertson a stock option for the purchase of 175,000 shares of common stock, vesting over a two-year period, upon the commencement of his employment. The employment agreement provides for provisions for termination with and without cause by the Company and for good reason by Mr. Gilbertson and for the payment of a severance payment equal to 12 months of base salary upon termination of employment resulting from a change of control of the Company, or if Mr. Gilbertson is terminated without cause. The employment agreement contains other customary terms and conditions.

        In August 2006, the Company entered into an at-will employment agreement with Peter P. Hausback that provided for Mr. Hausback to serve as its chief financial officer and principal accounting officer. Mr. Hausback's employment agreement contained terms substantially equivalent to those contained in Mr. Gilbertson's employment agreement, including substantially the same severance benefits. In November 2007, the Company terminated its agreement with Mr. Hausback and as a result of this termination, Mr. Hausback received a severance payment equal to 12 months base salary, a pro rata portion of any bonus, and other benefits provided under his employment agreement.

        In August 2005, the Company entered into an at-will employment agreement with Daniel H. Bauer that provided for Mr. Bauer to serve as its chief financial officer and principal accounting officer. In August 2006, Mr. Bauer resigned from such position. Mr. Bauer's employment agreement contained terms substantially equivalent to those contained in Mr. Gilbertson's employment agreement, including substantially the same severance benefits. Because Mr. Bauer's severance benefits were not yet effective and because his employment was not terminated in connection with a change of control, by the Company without cause, or by the officer for good reason, as defined, Mr. Bauer was ineligible for severance benefits upon the termination of his employment.

Related party guaranties

        Two of the Company's directors and one former director have personally guaranteed certain of the Company's leases and loan agreements. In connection with the $1.5 million loan the Company obtained to finance its Fargo restaurant in July 2001 and amended in August 2006, the Company entered into an

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and contingencies (Continued)

agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of the Company's indebtedness. The agreement contains various covenants, one of which required the Company to use its best efforts to obtain a release of one individual's guarantee obligation by January 1, 2006. As of January 1, 2006, the Company had not obtained a release of such obligation, and as such was required to pay him a monthly guarantee fee in the amount of $1,000 until such release was obtained in August 2006 when he and the Company's former director were released from their guaranties related to this loan agreement. At a meeting held in March 2004, the Company's board of directors agreed to compensate Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004. The amount of annual compensation is 3% of the balance of such loans. This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period. During fiscal years 2007, 2006 and 2005, the Company recorded $24,462, $30,708 and $36,581 of such compensation in general and administrative expense, respectively, and paid $50,000, $15,000 and $25,000 of such compensation, respectively.

        In August 2006, the Company entered into a lease agreement with Carlton pursuant to which it may finance lease approximately $3.0 million of equipment. Mr. Wagenheim was required to personally guarantee payment to be made to Carlton under this lease financing agreement and the Company's board of directors agreed to pay him for such guarantee. The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period. Although the Company did not pay any of such compensation during fiscal years 2007 and 2006, $25,466 and $5,768 of such expense was recorded in general and administrative expense, respectively.

        In September 2006, the Company entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for restaurants. Under the terms of the Equipment Lease Commitment, DHW purchased and leased to the Company equipment at six of its restaurants. In March 2007, the Company retired the entire balance of capital lease debt due under this agreement. Mr. Wagenheim owns a 20% membership interest in DHW and agreed to personally guarantee 20% of DHW's indebtedness to its lenders. The Company did not compensate Mr. Wagenheim for this personal guarantee of DHW's indebtedness.

        In December 2007, the Company entered into a new Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to the Company equipment costing up to $16.0 million. Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders. Neither DHW nor the Company compensates Mr. Wagenheim for this personal guarantee of DHW's indebtedness.

Development agreement

        In October 2002, the Company entered into a development agreement with Dunham Capital Management L.L.C. ("Dunham") for the development of restaurants. Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, LLC, a beneficial owner of approximately one percent of the Company's securities. The agreement gives

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and contingencies (Continued)

Dunham the right to develop, construct and lease up to 22 restaurants for the Company prior to December 31, 2012. As of December 25, 2007, 18 restaurants had been constructed for the Company under this development agreement. The Company is not bound to authorize the construction of restaurants during the term of the development agreement, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. Another developer can be used if Dunham declines to build a particular restaurant, if the agreement is terminated because of a default by Dunham, or if the Company is sold or merged into another company. In the case of a merger or sale of the Company, the development agreement may be terminated.

        The development agreement provides for a cooperative process between Dunham and the Company for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved, and controls on the costs of development and construction using bidding and guaranteed maximum cost concepts. The development agreement provides that restaurants will be leased to the Company on the basis of a triple net lease. The rental rate of each lease will be calculated using a variable formula which is based on approved and specified costs of development and construction and an indexed interest rate. The term of each lease is generally 15-20 years with three to five five-year options to renew.

        In September 2006, the Company entered into an amendment of this development agreement. Under the terms of the amendment, lease rates on all future lease agreements pursuant to the development agreement would be increased by 10% commencing on the fifth anniversary of each lease and on each five-year anniversary thereafter.

        Dunham also has the right to sell the underlying land and building to third parties or assign these leases. As of December 25, 2007, Dunham had sold four of the Company's restaurants sites to third parties. The assignment or sale of a lease by Dunham has had no material impact on the development agreement.

11. Common stock warrants

        In connection with its initial public offering, the Company sold 1,000,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant to purchase one share of common stock at an exercise price of $5.00 per share. The agreement that set forth the terms and conditions of the Class A Warrants contained certain anti-dilution provisions. Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of common stock in lieu of cash dividends to the holders of the Company's Series A Convertible Preferred Stock. As a result of such adjustments, the final of which was made March 31, 2004, the number of shares purchasable under these warrants was 1,072,962 and the exercise price was $4.66 per share. During fiscal year 2004, 1,072 shares of common stock were issued upon the exercise of such warrants at an exercise price of $4.66 per share. During fiscal year 2005, 402,897 shares of common stock were issued upon the exercise of such warrants at an exercise price of $4.66 per share. The remaining warrants expired unexercised on December 15, 2005.

        As part of the Company's initial public offering, the Company sold to the underwriter, for $100, a stock purchase warrant for the purchase of 100,000 units exercisable at $4.95 per unit after June 6, 2001. The agreement that set forth the terms and conditions of the Class A Warrants contained certain anti-dilution provisions. Pursuant to these provisions, the number of units purchasable upon exercise of

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Common stock warrants (Continued)

these warrants and the related purchase price both required adjustment due to the issuance of common stock in lieu of cash dividends to the holders of the Company's Series A Convertible Preferred Stock. These warrants also provided for a cashless exercise provision. During fiscal year 2004, the Company issued 6,514 units upon the cashless exercise of 19,368 of such warrants. The remaining warrants expired unexercised on June 6, 2005.

        In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock. The terms of the Series A Preferred provided for automatic conversion of the preferred stock upon certain conditions being met. The preferred stock was sold with five-year warrants to purchase an aggregate of 1,759,473 shares of common stock at an exercise price of $1.58 per share. The terms of such warrants enabled the Company to redeem them for $0.01 per warrant, upon 20 business-days notice, upon the occurrence of an event that gave rise to an automatic conversion of the Series A Preferred. The Company provided such notice in November 2004 and all outstanding warrants were exercised prior to November 30, 2004. During fiscal year 2004, 1,727,829 of such warrants were exercised, resulting in an issuance of 1,243,247 shares of common stock. As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share. In fiscal year 2004, 221 of such warrants were exercised at $1.58 per share. During fiscal year 2005, the Company issued 3,218 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 5,455 shares of common stock. During fiscal year 2006, the Company issued 27,689 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 41,105 shares of common stock. During fiscal year 2007, the Company issued 66,190 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 98,688 shares of common stock. Additionally, 68,890 of such warrants were exercised for cash at $1.58 per share and 5,644 of such warrants expired unexercised. As of December 25, 2007, December 26, 2006 and December 27, 2005, 68,380, 241,602 and 282,707 of the agent warrants remained exercisable, respectively.

        In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share. As of December 25, 2007, none of such warrants had been exercised.

        In September 2004, the Company entered into a securities purchase agreement with certain accredited investors, for the sale of approximately $8.5 million of common stock and warrants. Under this agreement, the Company issued five-year warrants for the option to purchase an aggregate of 1,045,844 shares of common stock at an exercise price of $5.00 per share. As of September 17, 2006, the Company may call for the mandatory exercise of such warrants if certain conditions are met. As part of this private placement, the Company sold to its placement agents, for $100, a five-year warrant for the option to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share. As of December 25, 2007, none of such warrants had been exercised.

        In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants. Under this agreement, the Company issued five-year warrants for the option to purchase an aggregate of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Common stock warrants (Continued)

warrants for the option to purchase 55,436 shares of common stock at an exercise price of $6.50 to our placement agent. As of December 25, 2007, none of such warrants had been exercised.

        A summary of the status of the Company's stock warrants is presented in the table below:

	Number of common stock shares	Weighted average exercise price per share	Warrants exercisable
Outstanding December 29, 2004	2,665,809	$4.46	2,665,809

Issued	277,198	6.50
Exercised	(408,352)	4.62
Expired	(763,140)	4.66
Adjustment due to fractional shares	(36)	—

Outstanding December 27, 2005	1,771,479	4.66	1,771,479

Issued	—	—
Exercised	(41,105)	1.58
Expired	—	—

Outstanding December 26, 2006	1,730,374	4.74	1,730,374

Issued	—	—
Exercised	167,578	1.58
Expired	5,644	1.58

Outstanding December 25, 2007	1,557,152	$5.09	1,557,152

12. Stock option plans

        In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company's common stock at an exercise price that equals or exceeds the fair market value on the date of grant. As of December 25, 2007, options to purchase 316,500 shares of common stock were outstanding under the plan. No additional options will be issued pursuant to the terms of this plan which expired July 28, 2007. All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

        As of December 25, 2007, options to purchase 300,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan ("DSOP"). No additional options will be issued pursuant to the terms of this plan which expired July 29, 2007. Under this plan, the Company automatically granted an option to each outside director on the date such person became a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares. Each option vests one year after the option was granted and is exercisable for five years from the date of grant. Options were granted at fair market value. On May 2, 2007, the Company's board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 15,000 shares of common stock per year should continue to be made to each non-employee director on the anniversary of his election to the Board under the 2002 Equity Incentive Plan. The board further resolved that such awards are to have the same terms and conditions as those made under the DSOP; provided, however, that they are to be exercisable for a period of ten years rather than five years.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock option plans (Continued)

        In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company's board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company's common stock at an exercise price that equals or exceeds the fair market value on the date of grant. The number of shares authorized for issuance as of December 25, 2007 was 2,326,264, of which 655,264 shares remained available for future issuance and 1,595,300 were outstanding. Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

        A summary of the status of the Company's stock options as of December 25, 2007, December 26, 2006 and December 27, 2005 and changes during the years ending on those dates is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 29, 2004	1,181,000	$3.03	6.3 years
Granted	533,000	$4.58
Exercised	(110,500)	2.63
Forfeited	(13,500)	4.00

Outstanding at December 27, 2005	1,590,000	$3.58	6.7 years
Options exercisable at December 27, 2005	1,015,750	$3.29
Granted	404,000	$4.19	8.0 years
Exercised	(154,000)	2.48
Forfeited	(245,000)	4.44

Outstanding at December 26, 2006	1,595,000	$3.70	6.1 years
Options exercisable at December 26, 2006	1,076,502	$3.46	5.2 years
Granted	824,000	$4.82	7.3 years
Exercised	(36,200)	1.52
Forfeited	(110,000)	4.63

Outstanding at December 25, 2007	2,272,800	$4.10	6.7 years	$195,800

Options exercisable at December 25, 2007	1,507,304	$3.71	5.7 years	$195,800

        The following table presents additional information regarding options granted and exercised:

	Year Ended
	December 25, 2007	December 26, 2006	December 27, 2005
Weighted average fair value of stock options granted	$3.01	$2.73	$2.64
Intrinsic value of stock options exercised	$45,650	$402,900	$225,935
Fair value of stock options vested during the year	$1,278,310	$1,030,034	$876,125

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock option plans (Continued)

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company's stock on December 25, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 25, 2007. As of December 25, 2007, there was approximately $1,510,611 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $949,896 is expected to be recognized in fiscal year 2008, $469,268 in fiscal year 2009, $78,241 in fiscal year 2010 and $13,206 in fiscal year 2011.

        The following table summarizes information about stock options outstanding at December 25, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.00 - $2.00	122,500	4.0 years	$1.65	122,500	$1.65
$2.01 - $3.00	201,000	4.4 years	$2.41	180,000	$2.41
$3.01 - $4.00	838,000	8.0 years	$3.81	718,502	$3.85
$4.01 - $5.00	607,300	6.9 years	$4.37	426,302	$4.41
$5.01 - $6.00	354,000	4.2 years	$5.20	60,000	$5.13
$6.01 - $7.00	150,000	9.3 years	$6.20	—	$—

Total	2,272,800	6.7 years	$4.10	1,507,304	$3.71

13. Common stock

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

        On March 8, 2007, the Company entered into a stock purchase agreement with accredited investors under which it sold 2,617,334 shares of common stock at a price of $5.35 per share. The Company obtained gross proceeds of $14,002,737, paid its placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $181,675. Pursuant to the conditions of the stock purchase agreement, the Company used approximately $6.0 million of the $12,770,857 net proceeds to retire the entire balance of equipment lease debt obtained from DHW pursuant to the master lease agreement entered into in September 2006. The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim. Mr. Wagenheim is the Company's president, chief executive officer and one of its directors. Mr. Wagenheim owns a 20% membership interest in DHW and personally

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Common stock (Continued)

guaranteed 20% of DHW's indebtedness to its lenders. The remaining net proceeds from this placement were used to fund expansion of the Company's restaurant operations.

14. Subsequent events

        On December 31, 2007, a director of the Company exercised a stock option for the purchase of 15,000 shares of common stock at an exercise price of $2.27 per share. These options were issued pursuant to the 1997 Director Stock Option Plan and had an expiration date of January 1, 2008.

        On January 31, 2008, the Company issued 10,153 shares of common stock upon the cashless exercise of a warrant for the purchase of 23,996 shares of common stock originally issued March 20, 2003 to one of the agents for its private placement of Series A Convertible Preferred Stock and warrants. The foregoing warrant had an exercise price of $1.58 per share and an expiration date of March 20, 2008.

15. Interim financial results (unaudited)

        The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal years 2007 and 2006 (in thousands, except per share data). In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Fiscal 2007				Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$18,182	$18,454	$19,584	$19,692	$11,892	$14,417	$15,028	$16,991
Net loss	$(1,399)	$(1,444)	$(2,259)	$(4,455)	$(1,646)	$(519)	$(1,592)	$(1,774)
Loss per common share, basic	$(0.10)	$(0.09)	$(0.14)	$(0.28)	$(0.12)	$(0.04)	$(0.12)	$(0.13)
Weighted average shares outstanding, basic	13,946	16,005	16,038	16,113	13,227	13,227	13,242	13,303

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).
3.2	Amended and Restated By-laws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	Granite City Food & Brewery Ltd. 1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
10.2	Granite City Food & Brewery Ltd. 1997 Director Stock Option Plan, as amended effective November 27, 2007.
10.3
Granite City Food & Brewery Ltd. Amended and Restated 2002 Equity Incentive Plan, effective September 4, 2007 (incorporated by reference to our Definitive Proxy Statement filed on September 25, 2007 (File No. 000-29643)).
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
10.8
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

10.12
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
10.14
Securities Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated September 17, 2004, including Form of Registration Rights Agreement and Warrant Agreement (incorporated by reference to our Registration Statement on Form S-3, filed on October 15, 2004 (File No. 333-119768)).
10.15
Lease—Business Property Agreement between the Registrant and Ellsworth Development Corp., dated December 13, 2004 (incorporated by reference to our Current Report on Form 8-K, filed on December 14, 2004 (File No. 000-29643)).
10.16	Form of Non-qualified Stock Option Agreement under the Registrant's 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.17	Form of Stock Option Agreement under the Registrant's 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.18	Form of Stock Option Agreement under the Registrant's 1997 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.19
Form of Employee Non-qualified Stock Option Agreement under the Registrant's Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.20
Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.21	Form of Director Non-qualified Stock Option Agreement under the Registrant's Amended and Restated 2002 Equity Incentive Plan.
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
10.28
Form of Master Equipment Finance Lease by and between DHW Leasing, L.L.C. and the Registrant, dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).
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
10.32
Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated November 29, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on November 29, 2007 (File No. 000-29643)).
10.33
Equipment Lease Commitment by and between the Registrant and DHW Leasing, L.L.C., dated December 6, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on December 12, 2007 (File No. 000-29643)).
10.34
Amendment of Stock Purchase Agreement by and between the Registrant and William Blair Small Cap Growth Fund; Booth & Co FFC Hartman Retirement Income Trust; Booth & Co FFC Rush University Medical Center Endowment Account; Booth & Co FFC Rush University Medical Center Pension & Retirement; Calhoun & Co FFC City of Dearborn General Employees Retirement System; Calhoun & Co FFC City of Dearborn Policemen & Firemen Revised Retirement Systems; and Mac & Co, dated December 6, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on December 12, 2007 (File No. 000-29643)).
10.35
Amendment No. 1 to Stock Purchase Agreement by and between the Registrant and William Blair Small Cap Growth Fund; Booth & Co FFC Hartman Retirement Income Trust; Booth & Co FFC Rush University Medical Center Endowment Account; Booth & Co FFC Rush University Medical Center Pension & Retirement; Calhoun & Co FFC City of Dearborn General Employees Retirement System; Calhoun & Co FFC City of Dearborn Policemen & Firemen Revised Retirement Systems; and Mac & Co, dated December 14, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on December 20, 2007 (File No. 000-29643)).

21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on signature page to Form 10-K).
31.1
Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

GRANITE CITY FOOD & BREWERY FORM 10-K ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 25, 2007 TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Matters.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
POWER OF ATTORNEY
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GRANITE CITY FOOD & BREWERY LTD. CONSOLIDATED BALANCE SHEETS
GRANITE CITY FOOD & BREWERY LTD. CONSOLIDATED STATEMENTS OF OPERATIONS
GRANITE CITY FOOD & BREWERY LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
GRANITE CITY FOOD & BREWERY LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
GRANITE CITY FOOD & BREWERY LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO EXHIBITS