Form 10-K/A
period 2007-12-25
GRANITE CITY FOOD & BREWERY LTD
filed 2008-04-21
CIK 1048620

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

        The number of shares of common stock outstanding as of April 1, 2008 was 16,197,849.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

i

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Directors

        Our directors are elected annually, by a plurality of the votes cast, to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer. The following table and related narrative set forth certain information concerning the members of our board of directors as of April 1, 2008.

Name	Age	Principal Occupation	Position with Company	Director Since
Steven J. Wagenheim(1)	54	President, Chief Executive Officer and Director of Granite City	President, Chief Executive Officer and Director	1997
James G. Gilbertson(1)	46	Chief Financial Officer and Director of Granite City	Chief Financial Officer and Director	1999
Eugene E. McGowan(1)(2)(3)(4)	71	President and Chief Executive Officer of The McGowan Group	Director	2003
Arthur E. Pew III(3)(4)	74	Private Investor	Director	1997
Dermot F. Rowland(2)(4)	70	Private Investor	Director	2004
Bruce H. Senske(1)(2)(3)	53	Vice President of Distribution of U.S. Oil Co., Inc. and Managing Director and Co-Founder of Genoa Business Advisors LLC	Lead Director	1999

(1)
Member of the executive committee.

(2)
Member of the audit committee.

(3)
Member of the compensation committee.

(4)
Member of the corporate governance and nominating committee.

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

        James G. Gilbertson became our Chief Financial Officer in November 2007 and our Assistant Secretary in January 2008. He has been one of our directors since November 1999. From December 2005 to June 2007, Mr. Gilbertson served as Vice President, Business Development and Cable Distribution for ValueVision Media, Inc., an integrated direct marketing company that sells its products directly to consumers through television, the Internet and direct mail. From January 2001 to July 2005, Mr. Gilbertson served as Chief Financial Officer of Navarre Corporation, a major distributor of entertainment products. From January 2003 to July 2005, Mr. Gilbertson also served as a director of Navarre Corporation.

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

        Bruce H. Senske became one of our directors in November 1999 and our Lead Director in May 2007. Mr. Senske is currently Vice President of Distribution of U.S. Oil Co., Inc. and Managing Director and co-founder of Genoa Business Advisors LLC, a management advisory firm, advising mid-market companies in the areas of operations, finance and organizational design and development. Between June 2001 and January 2003, Mr. Senske was a Managing Director and co-founder of Volition Advisory Group, LLC, a management advisory firm specializing in assisting companies in transition. From June 1998 until May 2001, Mr. Senske was a Managing Partner at Manchester Companies, a private investment and management-consulting firm formed in 1993.

Our Executive Officers

        Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of our Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that one report on Form 4 setting forth the director stock option grant for 15,000 shares to Dermot F. Rowland on May 27, 2007, was not filed on a timely basis.

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

Audit Committee Matters

        Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our audit committee are identified above under "Our Directors." Each member of our audit committee is independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market and Exchange Act Rule 10A-3. Further, no member of our audit committee participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years.

        Pursuant to our listing agreement with the NASDAQ Stock Market, each member of our audit committee is able to read and understand fundamental financial statements, including an issuer's balance sheet, income statement, and cash flow statement and at least one member of the committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual's financial sophistication. In addition, our board of directors has determined that Bruce H. Senske is an "audit committee financial expert" as such term is defined by Item 407(d)(5) of Regulation S-K. Our audit committee financial expert and the other members of our audit committee are independent, as independence for audit committee members is defined in the Marketplace Rules of the NASDAQ Stock Market.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Role of the Compensation Committee

        Our compensation committee is comprised entirely of independent directors who are also non-employee directors as defined in Rule 16b-3 under the Exchange Act and outside directors as defined under Section 162(m) of the Internal Revenue Code (the "Code"). Our compensation committee reviews the performance of our officers and key employees and reports to our board of directors. In such capacity, the committee administers our executive compensation plans, reviews our general compensation and benefit programs and policies, and monitors the performance and compensation of executive officers and other key employees. The committee makes recommendations regarding equity awards to executive officers and other employees pursuant to our equity compensation plans, including our Amended and Restated 2002 Equity Incentive Plan.

        Each year, generally during the fourth quarter, our compensation committee reviews the compensation provided our named executive officers. Compensation decisions on changes in base salary and determinations of annual incentives and equity incentives are made the following April when our audited financial statements for the prior fiscal year are complete. Changes in base salary are implemented retroactive to the beginning of the fiscal year.

        The committee's charter establishes the various responsibilities of the committee including those described above. The committee periodically reviews and revises the charter. In addition, the committee regularly receives reports and recommendations from management and, as appropriate, consults with legal, accounting or other advisors in accordance with the authority granted to the committee in its charter.

        Three independent directors, Eugene E. McGowan, Arthur E. Pew III and Bruce H. Senske, currently serve on the committee and served as committee members during all of fiscal 2007.

Role of Executive Officers in Compensation Decisions

        The committee makes all decisions regarding the compensation of executive officers, including cash-based and equity-based incentive compensation programs. The committee and the Chief Executive Officer annually review the performance of the other executive officers. The committee reviews the performance of the Chief Executive Officer.

Overview of Compensation Philosophy and Program

        This Compensation Discussion and Analysis details our philosophy and approach to the compensation we provide our named executive officers.

        We are committed to a compensation philosophy that:

  •
  Attracts and retains named executive officers;

  •
  Motivates our named executive officers to achieve our company's business objectives; and

  •
  Aligns the interests of our named executive officers with the long-term interests of our company's shareholders.

        To fulfill this philosophy, our compensation committee seeks to:

  •
  Compensate our named executive officers at or above market level for the industry; and

  •
  Tie the compensation provided our named executive officers to the performance of our company.

        By setting compensation at or above market level for the industry, our compensation committee endeavors to attract top management during our company's early growth years. By tying annual incentive compensation to our company's key metrics, such as sales, store-level EBITDA, general and administrative costs and earnings per share, the committee seeks to motivate our named executive officers to achieve our corporate goals and objectives. These efforts result in the alignment of our named executive officers with the growth and success of our company, and ultimately results in satisfying the long-term interests of our company's shareholders.

Determining Executive Compensation

        We have structured our annual and long-term incentive-based cash and non-cash executive compensation programs to motivate executives to achieve the business goals of our company and reward them for achieving these goals. The committee determines relevant market data and alternatives to consider when making compensation decisions regarding the executive officers.

        In making its compensation decisions, the compensation committee has referenced guides published by the National Restaurant Association for data on salary and benefit practices within the restaurant industry. In addition, the committee in 2007 engaged HVS Executive Search to provide benchmarks for base salary, cash bonuses and total compensation for our Chief Executive Officer and Chief Financial Officer. HVS Executive Search's Chain Restaurant Edition compensation report included compensation data for fifty-eight public companies in our industry. Benchmarks were then developed by making a variety of comparisons, including by market capitalization, demographics and dining segment. The committee benchmarks total compensation at or above the average for this peer group in an effort to retain talent during this critical growth period for our company. The peer group of companies analyzed consisted of: AFC Enterprises, Inc., Ark Restaurants Corp., Benihana Inc., BJ's Restaurants, Inc., Bob Evans Farms, Brinker International, Inc., Buca, Inc., Buffalo Wild Wings, Inc., Burger King Holdings, Inc., California Pizza Kitchen, Inc., Caribou Coffee Company, Inc., Carrols Restaurant Group, Inc., CBRL Group, Inc., CEC Entertainment, Inc., Chipotle Mexican Grill, Inc., CKE Restaurants, Inc., Cosi, Inc., Darden Restaurants, Inc., Dominos Pizza, Inc., Einstein Noah

Restaurant Group, Inc., Famous Dave's of America, Inc., Flanigans Enterprises, Inc., Frisch's Restaurants, Inc., Good Times Restaurants Inc., Granite City Food & Brewery Ltd., Grill Concepts, Inc., IHOP Corp, J. Alexander's Corp., Jack in the Box Inc., Jamba, Inc., Kona Grill, Inc., Max & Erma's Restaurants, Inc., McCormick & Schmick's Seafood Restaurants, Inc., McDonald's Corporation, Mexican Restaurants, Inc., Morton's Restaurant Group, Inc., Nathan's Famous, Inc., O'Charley's Inc., P.F. Chang's China Bistro, Inc., Panera Bread Company, Papa John's International, Inc., Peet's Coffee & Tea, Inc., RARE Hospitality International, Inc., Red Robin Gourmet Burgers, Inc., Rubio's Restaurants, Inc., Ruby Tuesday, Inc., Ruth's Chris Steak House, Inc., Shells Seafood Restaurants, Inc., Sonic Corp., Star Buffet, Inc., Starbucks Corporation, Steak n Shake Company, Texas Roadhouse, Inc., The Cheesecake Factory Incorporated, Tim Hortons Inc., Wendy's International, Inc., and YUM! Brands, Inc.

        We use average total compensation from our peer group only as a guideline when setting total compensation of our named executive officers. The compensation committee uses the peer group data and the executive's level of responsibility and experience as well as the executive's success in achieving business results and leadership in determining the executive's compensation. The committee believes that this approach allows for the committee to use its discretion and take into consideration the executive's overall contribution to our company in determining executive compensation rather than relying solely on specific peer group targets.

        A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash or non-cash or short-term or long-term incentive compensation. The committee gathers and reviews data from the HVS Executive Search report as well as relevant information from industry sources, SEC filings and other publicly available sources to determine the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of our company or the individual, depending on the type of award, compared to established goals.

        Employment Agreements:    We have entered into employment agreements with our Chief Executive Officer and our Chief Financial Officer. We had an employment agreement with our former Chief Financial Officer. Based on the analysis of senior executive compensation practices in the food service industry and other relevant executive compensation factors and trends, the committee believes that employment agreements are customary at this level of leadership. Each of these agreements is described in detail in the narrative following "Potential Payments upon Termination or Change in Control." We have not entered into employment agreements with any other employees.

        Change-in-Control Agreements:    The above-referenced employment agreements contain provisions related to a change-in-control of our company. Each of these agreements is described in detail in the narrative following "Potential Payments upon Termination or Change in Control." In addition, our Amended and Restated 2002 Equity Incentive Plan provides that awards issued under that plan are fully vested and all restrictions on the awards lapse in the event of a change in control, as defined in such plan. We do not maintain any other change-in-control policies or plans.

        Severance Policy:    The above-referenced employment agreements contain provisions related to severance payments upon termination of employment. Each of these agreements is described in detail in the narrative following "Potential Payments upon Termination or Change in Control." We do not maintain any other severance policies or plans.

        Recoupment Policy Relating to Unearned Incentive Compensation:    The compensation committee would make retroactive adjustments to any cash or equity-based incentive compensation paid to named executive officers where the payment was based on financial results that were subsequently restated.

Where applicable, our compensation committee may seek to recover any amount determined to have been inappropriately received by an individual named executive officer.

        Our employment agreement with our Chief Executive Officer provides that the board may require reimbursement of any incentive compensation previously paid if our Chief Executive Officer breaches certain provisions of his employment agreement, or if our Chief Executive Officer becomes obligated to disgorge to or reimburse our company for any compensation paid or payable to him by reason of the application of Section 304 of the Sarbanes-Oxley Act of 2002. This employment agreement is described in detail in the narrative following "Potential Payments upon Termination or Change in Control."

        Impact of Tax and Accounting Treatment on Compensation Decisions:    Our compensation committee makes every reasonable effort to ensure that all compensation paid to our executive officers is fully deductible, provided it determines that application of applicable limits are consistent with our needs and executive compensation philosophy. Our income tax deduction for executive compensation is limited by Section 162(m) of the Internal Revenue Code to $1 million per executive per year, unless compensation above that amount is "performance-based." This limit applies to our Chief Executive Officer and the most highly compensated employees other than our Chief Financial Officer. We have not had any deductions limited by Section 162(m) of the Internal Revenue Code to date.

        Guarantee Fees:    We compensate our Chief Executive Officer for personally guaranteeing certain loans on behalf of the company. For personally guaranteeing loans for equipment, we compensate our Chief Executive Officer at an annual rate of 3% of the balance of such loans. For personally guaranteeing payments to be made under a lease financing arrangement, we compensate our Chief Executive Officer at an annual rate of 3% of the balance of such lease. During fiscal year 2007, we accrued $49,928 of guarantee fees and paid $50,000 of guarantee fees. Our compensation committee does not consider such guarantee fees in setting our Chief Executive Officer's compensation as these fees are not considered to be compensation to our Chief Executive Officer for his services to our company as an employee.

Components of Executive Officer Compensation

        Base Salary.    Named executive officers receive a base salary to compensate them for services rendered throughout the year. Base salary is intended to recognize each officer's responsibilities, role in the organization, experience level, and contributions to the success of our company. The compensation committee sets base salaries for the named executive officers at or above market level for the industry based on our benchmarking data.

        Pursuant to the terms of our employment agreement with our Chief Executive Officer, the compensation committee reviews his performance and base salary level each year. The compensation committee has the sole discretion to increase (but not decrease) his base salary. Pursuant to the terms of our employment agreement with our Chief Financial Officer, the board has the sole discretion to increase (but not decrease) his base salary. The compensation committee makes base salary adjustments for the other executive officers based on the recommendation of our Chief Executive Officer.

        Annual Incentive Compensation.    Named executive officers receive annual incentive compensation to reward achievement of our key financial performance goals. These annual key financial performance goals are sales, store-level EBITDA, general and administrative cost control, and earnings per share. They are based on annual operating budgets established by management and submitted to the board for review. Annual incentive compensation is paid in cash. The targeted amounts for annual incentive compensation are set at or above market level for the industry based on our benchmarking data.

        Annual incentive compensation for our named executive officers during 2007 was paid in accordance with a senior management bonus plan. The amount of annual incentive compensation paid to our Chief Executive Officer and our Chief Financial Officer is computed in accordance with procedures set forth in their employment agreements. The senior management bonus plan provides for quarterly bonuses based on our company's financial performance, within minimum and maximum ranges. We weigh financial metrics differently for our named executive officers, depending on the different behaviors we are seeking to incentivize. The committee can, at its discretion, adjust awards based on the executive's individual performance. The specific ranges applicable to our named executive officers for 2007 appear below in the table under the caption "Grants of Plan-Based Awards." The bonus payouts are based on year-to-date metrics tied to the annual operating budget approved by the board. Fifty percent of the quarterly bonuses are held in reserve, subject to verification of our company's performance after audited financial results become available.

        Stock Option Awards.    The compensation committee grants stock options to named executive officers to provide additional incentives to maximize our company's share value, and to make equity ownership an important component of executive compensation. Stock option award levels are determined based on market data, and vary based on an individual's position within our company, time at our company, and contributions to our company's performance. Stock options are granted at the closing market price of our common stock on the date of grant and vest over time. During 2007, we granted stock options to our Chief Executive Officer and our Chief Financial Officer in accordance with their employment agreements. Other stock options are granted from time to time based on the recommendation of our Chief Executive Officer.

Perquisites and Other Personal Benefits

        We provide the named executive officers with certain perquisites and other personal benefits. These perquisites and other personal benefits include a car allowance, health care and life insurance, and long term disability insurance. Under his employment agreement, our former Chief Financial Officer received a life insurance benefit at a level in excess of that generally available to our salaried employees. The compensation committee believes the perquisites and other personal benefits of our executive officers are standard for the industry.

Summary Compensation Table

        The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2007 and 2006:

Name and Principal Position	Year	Salary ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)	Total ($)
Steven J. Wagenheim President and Chief Executive Officer	2007 2006	293,475 275,000	241,395 375,936	13,860 87,840	57,583 52,236	606,313 791,012
James G. Gilbertson Chief Financial Officer(e)	2007 2006	16,690 —	264,689 33,686	1,547 —	35,999 9,500	318,925 43,186
Timothy R. Cary Chief Operating Officer	2007 2006	218,475 214,623	123,380 62,342	13,200 65,880	10,485 11,305	365,540 354,150
Monica A. Underwood Corporate Controller	2007 2006	118,500 112,452	12,265 17,045	6,445 18,300	— —	137,210 147,797
Peter P. Hausback Former Chief Financial Officer(f)	2007 2006	208,834 79,739	87,653 283,985	19,336 14,588	266,087 22,097	581,910 400,409

(a)
As of April 1, 2008, the named executive officers set forth above who continue to be employed by our company had the following annual base salaries: Mr. Wagenheim, $300,000; Mr. Gilbertson, $225,000; Mr. Cary, $225,000; Ms. Underwood, $118,500.

(b)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year for stock options in accordance with FAS 123R. The assumptions made in the valuation are those set forth in the "Stock Option Plans" note to the consolidated financial statements in our Annual Report on Form 10-K for fiscal year 2007. The named executive officer who was not serving as an executive officer of our company at fiscal year end 2007, Mr. Hausback, forfeited options to purchase 50,000 shares of common stock upon his termination and 125,000 shares of common stock 90 days after his termination. Had such options not been forfeited, we would have recognized an additional $69,155 in expense for financial statement reporting purposes for such stock options with respect to fiscal year 2007 in accordance with FAS 123R. There were no other forfeitures of stock options by our named executive officers during fiscal year 2007.

(c)
Represents annual incentive compensation earned under our non-equity incentive plan. Awards under this plan are paid quarterly with a final reconciliation in the year following the year in which they are earned. Further information regarding such plan appears in Compensation Discussion and Analysis.

(d)
All other compensation for fiscal year 2007 was as follows:

Name	Car Allowance	Life Insurance Premiums Paid (in excess of benefit generally available to salaried employees)	Fees Paid in Cash for Service as a Non-Employee Director (prior to becoming an employee)	Fees Paid in Cash for Service as a Consultant (prior to becoming an employee)	Guaranty Fees Earned (as described in Certain Relationships and Related Transactions)	Amount Paid in Connection with Termination of Employment
Steven J. Wagenheim	7,655	—	—	—	49,928	—
James G. Gilbertson	404	—	15,758	19,837	—	—
Timothy R. Cary	10,485	—	—	—	—	—
Monica A. Underwood	—	—	—	—	—	—
Peter P. Hausback	3,958	562	—	—	—	261,567
(e)
Mr. Gilbertson, who became our Chief Financial Officer in November 2007, also serves as one of our directors. Includes non-employee director compensation paid to Mr. Gilbertson through November 2007 and consulting fees paid to Mr. Gilbertson in October and November 2007.

(f)
Mr. Hausback's employment terminated in November 2007.

Grants of Plan-Based Awards

        The following table sets forth information concerning non-equity incentive plan awards for fiscal year 2007 performance and equity incentive plan awards granted in fiscal year 2007 to our named executive officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(a)			All Other Option Awards: Number of Securities Underlying Options(b)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(c)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Steven J. Wagenheim	4/13/07	46,200	140,000	197,400	100,000	6.20	458,000
James G. Gilbertson	11/27/07	37,125	112,500	160,313	175,000	3.58	491,750
Timothy R. Cary	4/13/07	33,000	100,000	141,000	50,000	6.20	229,000
Monica A. Underwood	1/12/07	8,250	25,000	35,625	6,000	5.17	16,980
Peter P. Hausback	—	24,750	75,000	106,875	—	—	—

(a)
Represents amounts that could have been paid under our non-equity incentive plan for services rendered during fiscal year 2007. The threshold entries reflect the minimum dollar amount that would have been paid for a certain level of performance under the plan. Had such performance not been attained, dollar amounts would not have been earned under the plan. The actual amounts earned during fiscal year 2007, including any reconciliation payments made in fiscal year 2008, are set forth in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table. The estimated possible payouts under non-equity incentive plan awards set forth above for Messrs. Gilbertson and Hausback assume full-year employment. Mr. Gilbertson, who became our Chief Financial Officer in November 2007 and also serves as one of our directors, was eligible for approximately one-twelfth of such award. Mr. Hausback, whose employment as our Chief Financial Officer terminated in November 2007, was eligible to receive approximately eleven-twelfths of such award. Messrs. Gilbertson and Hausback each received pro-rated amounts of such non-equity incentive plan compensation.

(b)
These options were granted under our Amended and Restated 2002 Equity Incentive Plan. The ten-year option granted to Mr. Wagenheim is exercisable for one-third of the shares purchasable thereunder on the first anniversary of the date of grant, two-thirds of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant. The ten-year option for the purchase of 175,000 shares granted to Mr. Gilbertson is exercisable for three-sevenths of the shares purchasable thereunder on the date of grant, five-sevenths of the shares purchasable thereunder on the first anniversary of the date of grant and in full on the second anniversary of the date of grant. The ten-year option granted to Mr. Cary is exercisable for one-third of the shares purchasable thereunder on the first anniversary of the date of grant, two-thirds of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant. The five-year option granted to Ms. Underwood is exercisable in full on the third anniversary of the date of grant.

(c)
Represents the grant date fair value of each such stock option computed in accordance with FAS 123R.

        Details on the financial performance goals and other conditions utilized to determine the specific amounts payable under our non-equity incentive plan appear in Compensation Discussion and Analysis. The material terms of the employment agreements of our Chief Executive Officer and Chief Financial Officer are set forth below in the narrative following "Potential Payments upon Termination or Change in Control." Discussion regarding salaries, non-equity incentive plan compensation and total compensation appears above in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning outstanding equity awards held by our named executive officers at fiscal year end 2007:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven J. Wagenheim	20,000 25,000 30,000 50,000 125,000 100,000 —	(a) (b) (c) (c) (d) (e) (f)	— — — — 25,000 — 100,000	4.00 1.65 2.45 3.62 4.31 4.23 6.20	12/14/2009 12/30/2011 2/11/2013 10/24/2013 3/15/2015 2/22/2016 4/13/17
James G. Gilbertson	15,000 15,000 15,000 15,000 75,000	(g) (g) (g) (g) (h)	— — — — 100,000	4.00 5.019 4.97 5.24 3.58	11/26/2008 11/26/2009 11/26/2010 11/26/2011 11/29/2017
Timothy R. Cary	120,000 63,000 30,000 50,000 33,334 —	(c) (b) (c) (c) (f) (f)	— — — — 16,666 50,000	4.00 1.65 2.45 3.62 4.31 6.20	10/8/2010 12/26/2011 2/11/2013 10/24/2013 3/15/2015 4/13/17
Monica A. Underwood	20,000 10,000 10,000 —	(c) (c) (f) (i)	— — 5,000 6,000	2.45 3.62 4.31 5.17	2/11/2013 10/24/2013 3/15/2015 1/12/12
Peter P. Hausback	125,000	(j)	—	3.99	8/14/2016

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

(g)
This option became exercisable in full on the date of grant.

(h)
This option is exercisable for three-sevenths of the shares purchasable thereunder on the date of grant, five-sevenths of the shares purchasable thereunder on the first anniversary of the date of grant and in full on the second anniversary of the date of grant.

(i)
This option is exercisable in full on the third anniversary date of grant.

(j)
This option became exercisable on the first anniversary of the date of grant and expired 90 days after Mr. Hausback's termination date.

Option Exercises and Stock Vested

        The following table sets forth information concerning each exercise of stock options by our named executive officers at fiscal year end 2007:

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(a)
Steven J. Wagenheim	—	—
James G. Gilbertson	—	—
Timothy R. Cary	—	—
Monica A. Underwood	2,500	10,875
Peter P. Hausback	—	—

    (a)
    The value realized on exercise is calculated using the market price of our common stock at the time the option exercise is executed.

Potential Payments upon Termination or Change in Control

        Upon the termination of a named executive officer or change in control of the company, a named executive officer may be entitled to payments or the provision of other benefits, depending on the triggering event. The potential payments for the triggering events for Mr. Wagenheim were determined during the negotiation of his employment agreement in 2005, and will be revisited when his agreement is renegotiated. The committee believes that the potential payments for the triggering events for Mr. Gilbertson, set forth in his employment agreement, are in line with current compensation trends. The payout actually received by Mr. Hausback pursuant to his involuntary termination without cause are set forth below and included in the "All Other Compensation" column of the Summary Compensation Table. The events that would trigger a named executive officer's entitlement to payments or other benefits upon termination or a change in control, and the value of the estimated payments and benefits are described in the following table, assuming a termination date and, where applicable, a change in control date of December 25, 2007, and a stock price of $2.75 per share, which was the price of one share of our common stock on December 25, 2007 (the last trading day of fiscal year 2007):

	Steven J. Wagenheim	James G. Gilbertson	Timothy R. Cary	Monica A. Underwood	Peter P. Hausback
Involuntary Termination without Cause, or Voluntary Termination for Good Reason, not upon a Change in Control
Severance	—	225,000	—	—	250,833
COBRA Continuation Payments	—	10,734	—	—	10,734
Total:	—	235,734	—	—	261,567
Involuntary Termination without Cause or Voluntary Termination for Good Reason, within 12 months of Change in Control
Severance	450,000	225,000	—	—	—
COBRA Continuation Payments	10,734	10,734	—	—	—
Total:	460,734	235,734	—	—	—

Employment Agreement with Steven J. Wagenheim

        In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our President and Chief Executive Officer, who also is one of our directors. The agreement provided for a minimum base salary of $225,000, commencing January 1, 2005, non-equity incentive compensation for 2005 ranging from $0 to $125,550 based on performance, and a stock option for the purchase of 150,000 shares of common stock. In February 2006, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $275,000, commencing January 1, 2006, non-equity incentive compensation for 2006 ranging from $0 to $167,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock. In April 2007, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007, non-equity incentive compensation for 2007 ranging from $0 to $197,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock. Any salary increase for 2008, non-equity incentive compensation for 2008, and any stock option grant for 2008 will be reviewed by our compensation committee at a later date as the annual business plan is approved by the board.

        Mr. Wagenheim's performance is assessed pursuant to the measures described in our Compensation Discussion and Analysis on a quarterly basis. Half of any incentive cash compensation earned is paid quarterly and the remaining half of any incentive cash compensation is paid at year-end, following a performance versus plan reconciliation.

        Mr. Wagenheim's employment agreement provides that upon his involuntary termination without cause within 12 months following a change in control of our company, as defined in the agreement, or Mr. Wagenheim's voluntary termination for good reason in anticipation of a change in control, he would be entitled to receive from our company a lump sum severance payment equal to 18 months of salary. In addition, we would be obligated to pay on Mr. Wagenheim's behalf the premiums applicable to his continuation of health and dental insurance benefits that he elects under COBRA, for up to 12 months. The employment agreement also provides that such termination would cause the immediate vesting of any unvested stock options then held by Mr. Wagenheim. However, as of December 25, 2007, the exercise price of the unvested options was greater than the stock price on such date. As a result, the vesting acceleration would not result in a payment to Mr. Wagenheim as of December 25, 2007. Furthermore, Mr. Wagenheim has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noncompetition and nonrecruitment provisions during the term of his employment and for a period of one year thereafter.

Employment Agreement with James G. Gilbertson

        In November 2007, we entered into an employment agreement with James G. Gilbertson providing for his employment as our Chief Financial Officer and Principal Accounting Officer, on an at-will basis at an annual base salary of $225,000. We also granted Mr. Gilbertson a stock option for the purchase of 175,000 shares of common stock, vesting over a two-year period, upon the commencement of his employment. He also is entitled to participate in performance-based cash bonus or equity award plans for senior executives based upon goals established by our board or compensation committee after reasonable consultation with him. He may be eligible to receive non-equity incentive compensation of up to 50% of his base salary. Mr. Gilbertson, who became an officer of our company in November 2007, received a pro-rated amount of non-equity incentive plan compensation for fiscal year 2007.

        Mr. Gilbertson's performance is assessed pursuant to the measures described in our Compensation Discussion and Analysis on a quarterly basis. Half of any incentive cash compensation earned is paid quarterly and the remaining half of any incentive cash compensation is paid at year-end, following a performance versus plan reconciliation.

        Mr. Gilbertson's employment agreement provides for provisions of termination with and without cause by us and for good reason by Mr. Gilbertson and for the payment of a lump sum severance payment from our company equal to 12 months of base salary upon termination of employment resulting from a change in control of our company, or if Mr. Gilbertson is terminated without cause. In addition to the foregoing severance payments, we have agreed to pay or reimburse Mr. Gilbertson for medical (COBRA) benefits for the period covered by the severance payments. In addition, Mr. Gilbertson has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noninterference and nonrecruitment provisions during the term of his employment and for a period of two years thereafter.

Employment Agreement with Peter P. Hausback

        In August 2006, we entered into an at-will employment agreement with Peter P. Hausback that provided for Mr. Hausback to serve as our Chief Financial Officer. Mr. Hausback's employment agreement contained terms substantially equivalent to those contained in Mr. Gilbertson's employment agreement, including substantially the same severance benefits. In November 2007, we terminated our agreement with Mr. Hausback and, as a result of this termination, Mr. Hausback received a severance payment equal to 12 months base salary, a pro rata portion of his non-equity incentive compensation, and other benefits provided under his employment agreement.

Amended and Restated 2002 Equity Incentive Plan

        The Amended and Restated 2002 Equity Incentive Plan provides that involuntary termination of any optionee in connection with a change in control will cause the immediate vesting of any unvested stock options then held by the optionee.

Other Named Executive Officer Participants in Annual Incentive Compensation Plan

        Mr. Cary and Ms. Underwood's performance is assessed pursuant to the measures described in our Compensation Discussion and Analysis on a quarterly basis. Half of any incentive cash compensation earned is paid quarterly and the remaining half of any incentive cash compensation is paid at year-end, following a performance versus plan reconciliation.

Compensation of Directors

        In March 2005, the compensation committee authorized a compensation arrangement with non-employee directors. Such arrangement addressed (1) annual retainer; (2) board meeting fees; (3) committee meeting fees and (4) stock option awards. Non-employee directors received (1) an annual retainer of $6,000, paid quarterly on the first day of each quarter; (2) $500 per meeting for attending board meetings and the annual meeting of shareholders (or $250 per meeting for attendance telephonically) and (3) $250 per meeting for attending committee meetings (whether in person or telephonically). Non-employee directors also received automatic awards of stock options for the purchase of 15,000 shares of common stock per year under the 1997 Director Stock Option Plan (the "DSOP"). Effective July 2007, awards are no longer made under the DSOP.

        In May 2007, upon the recommendation of the compensation committee, the board of directors authorized revised cash compensation for non-employee directors. Effective May 2, 2007, non-employee directors receive (1) an annual retainer of $10,000, paid quarterly on the first day of each quarter and (2) $500 per meeting for attending board meetings, committee meetings and the annual meeting of shareholders. Our Lead Director receives an additional annual retainer of $5,000. The Chairmen of our audit committee and compensation committee each receive an additional annual retainer of $5,000. The Chairman of our corporate governance and nominating committee receives an additional annual retainer of $2,500.

        Our board of directors sought to bridge the gap in equity compensation for non-employee directors between the expiration of the DSOP and the adoption of any future equity plan for non-employee directors. As a result, on May 2, 2007, upon the recommendation of the compensation committee, our board resolved that award of stock options for the purchase of 15,000 shares of common stock per year should continue to be made to each non-employee director on the anniversary of his election to the board under the Amended and Restated 2002 Equity Incentive Plan. The board further resolved that such awards are to have the same terms and conditions as those made under the DSOP; provided, however, that they are to be exercisable for a period of ten years rather than five years. The compensation committee intends to evaluate alternative means of providing equity awards to non-employee directors.

        Compensation of our directors during 2007 appears in the following table. Because Mr. Gilbertson became our Chief Financial Officer in November 2007, his compensation is presented in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)	Total ($)
Eugene E. McGowan	20,008	41,457	61,465
Arthur E. Pew III	15,170	38,081	53,251
Dermot F. Rowland	16,839	42,547	59,386
Bruce H. Senske	21,924	42,063	63,987

    (a)
    Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2007 for stock options in accordance with FAS 123R. Our non-employee directors held the following unexercised options at fiscal year end 2007:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Eugene E. McGowan	15,000 15,000 15,000 15,000 —	— — — — 15,000	2.27 3.98 4.90 4.74 5.12	1/1/2008 1/1/2009 1/1/2010 1/1/2011 1/1/2012
Arthur E. Pew III	15,000 15,000 15,000 15,000 —	— — — — 15,000	2.161 4.25 5.00 4.00 4.53	8/18/2008 8/18/2009 8/18/2010 8/18/2011 8/18/2017
Dermot F. Rowland	15,000 15,000 15,000 —	— — — 15,000	4.91 3.41 4.16 5.965	5/27/2009 5/27/2010 5/27/2011 5/27/2012
Bruce H. Senske	15,000 15,000 15,000 15,000 —	— — — — 15,000	4.00 5.019 4.97 5.24 3.34	11/26/2008 11/26/2009 11/26/2010 11/26/2011 11/26/2017

Director Option Exercises during Fiscal Year 2007

        On August 9, 2007, Arthur E. Pew III exercised a stock option for the purchase of 15,000 shares of common stock at an aggregate exercise price of $18,900. On the same date, the closing market price of our common stock on the NASDAQ Global Market was $4.69 per share.

        On November 9, 2007, Bruce H. Senske exercised a stock option for the purchase of 15,000 shares of common stock at an aggregate exercise price of $24,000. On the same date, the closing market price of our common stock on the NASDAQ Capital Market was $3.50 per share.

Compensation Committee Interlocks and Insider Participation

        The members of the compensation committee are identified below under "Compensation Committee Report." None of the members was an officer or employee of Granite City Food & Brewery Ltd. during fiscal year 2007 or in any prior year and none of the members had any relationship requiring disclosure under Item 404(a) of Regulation S-K. There were no compensation committee interlocks as described in Item 407(e)(4) of Regulation S-K.

Compensation Committee Report

        The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis that appears herein. Based on such review and discussions, the committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our 2007 Annual Report on Form 10-K/A and our proxy statement on Schedule 14A.

        The name of each person who serves as a member of the committee is set forth below.

Respectfully submitted,
/s/ EUGENE E. MCGOWAN, Chairman /s/ ARTHUR E. PEW III /s/ BRUCE H. SENSKE The Compensation Committee

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership

        The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of April 1, 2008, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each executive officer named in the summary compensation table above, and (d) all current executive officers and directors as a group. The percentage of beneficial ownership is based on 16,197,849 shares outstanding as of April 1, 2008. As indicated in the footnotes, shares issuable pursuant to warrants and options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted below, the named individual has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(1)		Percentage of Common Stock(1)
Steven J. Wagenheim(2)	1,633,655	(3)	9.8%
William Blair & Company, L.L.C.(4)	1,391,550		8.6%
Arthur E. Pew III(2)	1,338,637	(5)	8.2%
Brewing Ventures LLC	1,131,875		7.0%
Gary M. Winston(6)	973,201	(7)	6.0%
Solstice Capital Management, LLC(6)	961,617	(8)	5.9%
Perkins Capital Management, Inc.(9)	840,427	(10)	5.2%
Eugene E. McGowan(11)	443,597	(12)	2.7%
Timothy R. Cary	330,667	(13)	2.0%
James G. Gilbertson	180,000	(14)	1.1%
Dermot F. Rowland	158,381	(15)	1.0%
Bruce H. Senske	106,327	(16)	*
Monica A. Underwood	47,500	(17)	*
All current directors and executive officers as a group (8 persons)(18)	3,106,889	(19)	17.7%

*
Represents less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of April 1, 2008.

(2)
Messrs. Wagenheim and Pew, two members of our board of directors, are members of Brewing Ventures LLC who collectively own more than 72.5% of its membership interests. As a result, they may be deemed to be the indirect beneficial owners of the securities it holds. The number of shares reported herein as beneficially owned by such individuals includes the securities held by Brewing Ventures.

(3)
Includes 408,333 shares purchasable to Mr. Wagenheim upon the exercise of options.

(4)
As set forth in the Schedule 13G filed with the SEC by William Blair & Company, L.L.C. on January 9, 2008. The address of this shareholder is 222 West Adams Street, Chicago, IL 60606.

(5)
Includes 207 shares owned by Mr. Pew's spouse, 414 shares owned by trusts for the benefit of Mr. Pew's grandchildren, over which Mr. Pew is sole trustee, and 60,000 shares purchasable by Mr. Pew upon the exercise of options.

(6)
The Schedule 13G filed with the SEC by Solstice Capital Management, LLC and Gary M. Winston on November 10, 2005, reports that Mr. Winston is the controlling owner and manager of Solstice. The number of shares reported herein as beneficially owned by Mr. Winston includes the securities held by Solstice. The address of this shareholder is 110 Deer Hollow Road, San Anselmo, CA 94960.

(7)
Includes 69,550 shares purchasable upon the exercise of warrants and 11,584 shares held by Mr. Winston's IRA.

(8)
Includes 69,550 shares purchasable upon the exercise of warrants.

(9)
As set forth in Schedule 13G filed with the SEC by Perkins Capital Management, Inc. ("PCM") on January 11, 2008. The Schedule 13G reports that PCM is an investment adviser. The Schedule 13G reports that these shares represent 398,963 shares over which PCM has sole voting power and 840,427 shares over which PCM has sole dispositive power (including warrants to purchase 105,230 shares of common stock). The address of this shareholder is 730 East Lake Street, Wayzata, MN 55391.

(10)
Includes 105,230 shares purchasable upon the exercise of warrants.

(11)
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

(12)
Includes 15,128 shares owned by Granite Partners, 170,215 shares purchasable by Granite Partners upon the exercise of warrants and 60,000 shares purchasable to Mr. McGowan upon the exercise of options.

(13)
Includes 329,667 shares purchasable upon the exercise of options.

(14)
Includes 135,000 shares purchasable upon the exercise of options.

(15)
Includes 6,400 shares purchasable by Mr. Rowland upon the exercise of warrants and 60,000 shares purchasable upon the exercise of options.

(16)
Includes 4,308 shares purchasable by Mr. Senske upon the exercise of warrants and 60,000 shares purchasable upon the exercise of options.

(17)
Includes 45,000 shares purchasable upon the exercise of options.

(18)
Includes securities held by Brewing Ventures, Mr. Pew's spouse, trusts for the benefit of Mr. Pew's grandchildren, and Granite Partners.

(19)
Includes 180,923 shares purchasable upon the exercise of warrants and 1,158,500 shares purchasable upon the exercise of options.

Equity Compensation Plan Information

        The following table provides information as of the end of fiscal year 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,226,800		$4.14	655,264	(1)
Equity compensation plans not approved by security holders	335,546	(2)	$4.01	—
Total	2,562,346		$4.12	655,264

(1)
Represents shares remaining available for future issuance under our Amended and Restated 2002 Equity Incentive Plan. On January 1st of each year, the aggregate number of shares of stock that may be awarded under the Amended and Restated 2002 Equity Incentive Plan automatically increases by the greater of (a) 80,000 shares of stock or (b) 2.0% of the outstanding shares of stock on such date. As a result, an additional 323,479 shares (not shown above) became available for future issuance under our Amended and Restated 2002 Equity Incentive Plan as of January 1, 2008.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

        Our audit committee is responsible for reviewing any proposed transaction with a related person. In April 2007, our board of directors adopted a written policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. This policy states that the audit committee is responsible for reviewing and approving or disapproving all interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) our company will be a participant, and (c) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of our company's common stock, or an immediate family member of the foregoing. The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers, compensation paid to directors, and the guarantee fees we pay to Steven J. Wagenheim, our President, Chief Executive Officer, one of our directors and the beneficial owner of approximately 9.8% of our common stock, as described below. All future transactions between us and our executive officers, directors and principal shareholders and their affiliates will be approved by our audit committee pursuant to the foregoing policy.

Equipment Lease Financings from DHW Leasing, L.L.C.

        In September 2006, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW Leasing, L.L.C. ("DHW") relating to the lease of furniture, fixtures and equipment for restaurants. The members of DHW are Donald A. Dunham, Jr., Charles J. Hey and Steven J. Wagenheim. Mr. Wagenheim is our President, Chief Executive Officer, one of our directors and the beneficial owner of approximately 9.8% of our common stock. Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, for which we paid Mr. Wagenheim no guarantee fee. Under the terms of the Equipment Lease Commitment, DHW purchased and leased to us equipment at six of our restaurants and we had the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. The amount financed on each of these five-year agreements ranged from $1.0 to $1.1 million and the annual interest rate on each lease was approximately 13.8% annually. In March 2007, we completed a private placement of common stock to accredited investors. Utilizing approximately $6.0 million of these proceeds, we retired the entire balance of capital lease debt due under this agreement.

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

        Our board and audit committee approved the DHW financing with understanding that Mr. Wagenheim's participation in the income and profits of DHW would not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt. Mr. Wagenheim agreed to provide evidence to us of the amount guarantied.

Personal Guarantees and Guarantee Fees

        Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements. In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness. In August 2006, one director and the former director were released from their guaranties related to this loan agreement. Additionally, at a meeting held in March 2004, our board of directors agreed to compensate Steven J. Wagenheim, our President, Chief Executive Officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004. The amount of annual compensation is 3% of the balance of such loans. This amount is calculated and accrued based on the weighted average daily balances of such loans at the end of each monthly accounting period. During fiscal years 2007, 2006 and 2005, we recorded $24,462, $30,708 and $36,581 of such compensation in general and administrative expense, respectively, and paid $50,000, $15,000 and $25,000 of such compensation, respectively.

        In August 2006, we entered into a lease agreement with Carlton Financial Corporation ("Carlton") pursuant to which we may finance lease up to $3.0 million of equipment. Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement for which our board of directors agreed to compensate him. The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period. Although we did not pay any of such compensation during fiscal years 2007 and 2006, $25,466 and $5,768 of such expense was recorded in general and administrative expense, respectively.

Director Independence

        Our board is comprised of a majority of "independent" directors as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. Our independent directors are Eugene E. McGowan, Arthur E. Pew III, Dermot F. Rowland and Bruce H. Senske. Steven J. Wagenheim, our President and Chief Executive Officer, and James G. Gilbertson, our Chief Financial Officer, are not independent directors.

        Our board of directors has an audit committee, compensation committee and corporate governance and nominating committee. Each committee consists solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the SEC and the IRS, respectively. Further information regarding the independence of our directors for service on our board's committees appears in Item 10 under the capition "Audit Committee Matters."

Item 14.    Principal Accountant Fees and Services.

Audit and Non-Audit Fees

        The following table presents fees for audit and other services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. for the fiscal years 2007 and 2006.

	Year Ended
	December 25, 2007	December 26, 2006
Audit fees(1)	$130,508	$89,602
Audit-related fees(2)	9,529	9,446
Tax fees(3)	16,419	10,500
All other fees	—	—

Total Fees	$156,456	$109,548

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

    (3)
    Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

        All services provided by our independent registered public accounting firm, Schechter, Dokken, Kanter, Andrews & Selcer, Ltd., are subject to pre-approval by our audit committee. The audit committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full audit committee meeting. Any interim approval given by an audit committee member must be reported to the audit committee no later than its next scheduled meeting. Before granting any approval, the audit committee (or a committee member, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The audit committee pre-approved all services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. in fiscal year 2007.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2008.

GRANITE CITY FOOD & BREWERY LTD.
By	/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim President and Chief Executive Officer (Principal Executive Officer)

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature		Title	Date

/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim		President, Chief Executive Officer and Director (Principal Executive Officer)	April 21, 2008
/s/ JAMES G. GILBERTSON James G. Gilbertson		Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 21, 2008
* Arthur E. Pew III		Director
* Bruce H. Senske		Director
* Eugene E. McGowan		Director
* Dermot F. Rowland		Director
* By	/s/ JAMES G. GILBERTSON James G. Gilbertson Attorney-in-Fact		April 21, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).
3.2	Amended and Restated By-laws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	Granite City Food & Brewery Ltd. 1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
10.2	Granite City Food & Brewery Ltd. 1997 Director Stock Option Plan, as amended effective November 27, 2007.*
10.3
Granite City Food & Brewery Ltd. Amended and Restated 2002 Equity Incentive Plan, effective September 4, 2007 (incorporated by reference to our Definitive Proxy Statement filed on September 25, 2007 (File No. 000-29643) ).
10.4
Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated June 15, 2005 (incorporated by reference to our Current Report on Form 8-K/A, filed on June 16, 2005 (File No. 000-29643) ).
10.5
Loan Agreement by and between the Registrant and First National Bank, Pierre, South Dakota, dated July 19, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 000-29643) ).
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
10.15
Lease—Business Property Agreement between the Registrant and Ellsworth Development Corp., dated December 13, 2004 (incorporated by reference to our Current Report on Form 8-K, filed on December 14, 2004 (File No. 000-29643) ).
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
10.19
Form of Employee Non-qualified Stock Option Agreement under the Registrant's Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643) ).
10.20
Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.21	Form of Director Non-qualified Stock Option Agreement under the Registrant's Amended and Restated 2002 Equity Incentive Plan.*
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
10.24
Interim Funding Agreement by and between the Registrant and Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643) ).

10.25	Guaranty from Steven J. Wagenheim to Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
10.26
First Amendment to Loan Agreement by and between First National Bank and the Registrant, effective August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643) ).
10.27
Equipment Lease Commitment by and between DHW Leasing, L.L.C. and the Registrant, dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643) ).
10.28
Form of Master Equipment Finance Lease by and between DHW Leasing, L.L.C. and the Registrant, dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643) ).
10.29
Amendment to Development Agreement by and between Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).
10.30
Executive Employment Agreement by and between the Registrant and Peter P. Hausback, dated August 14, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 14, 2006 (File No. 000-29643) ).
10.31
Stock Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated March 8, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on March 8, 2007 (File No. 000-29643) ).
10.32
Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated November 29, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on November 29, 2007 (File No. 000-29643) ).
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

QuickLinks

TABLE OF CONTENTS
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
SIGNATURES
INDEX TO EXHIBITS