Form 10-Q
period 2008-03-25
GRANITE CITY FOOD & BREWERY LTD
filed 2008-05-05
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5402 Parkdale Drive, Suite 101

Minneapolis, Minnesota  55416

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 1, 2007, the issuer had outstanding 16,197,849 shares of common stock.

i

PART I              FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 25,	December 25,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$2,463,707	$7,076,835
Inventory	971,965	827,370
Prepaids and other	465,403	519,505
Total current assets	3,901,075	8,423,710

Prepaid rent, net of current portion	500,038	514,503
Property and equipment, net	76,846,010	72,410,886
Intangible and other assets	1,071,354	1,061,691
Total assets	$82,318,477	$82,410,790

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,744,883	$3,628,444
Accrued expenses	6,074,447	6,473,894
Deferred rent, current portion	176,909	195,707
Long-term debt, current portion	292,274	284,620
Capital lease obligations, current portion	1,615,540	1,509,342
Total current liabilities	10,904,053	12,092,007

Deferred rent, net of current portion	2,278,509	2,189,278
Long-term debt, net of current portion	1,657,880	1,732,416
Capital lease obligations, net of current portion	53,952,049	48,719,728
Total liabilities	68,792,491	64,733,429

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,197,849 and 16,158,945 shares issued and outstanding at March 25, 2008 and December 25, 2007, respectively	161,978	161,589
Additional paid-in capital	43,419,431	43,264,493
Accumulated deficit	(30,055,423)	(25,748,721)
Total shareholders’ equity	13,525,986	17,677,361

Total liabilities and shareholders’ equity	$82,318,477	$82,410,790

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 25,	March 27,
	2008	2007

Restaurant revenues	$24,019,485	$18,182,192

Cost of sales:
Food, beverage and retail	7,524,068	5,394,722
Labor	9,352,023	6,606,903
Direct restaurant operating	3,580,036	2,442,939
Occupancy	1,546,898	1,171,544
Total cost of sales	22,003,025	15,616,108

Pre-opening	583,373	95,841
General and administrative	2,704,525	1,736,305
Depreciation and amortization	1,561,646	1,120,323

Operating loss	(2,833,084)	(386,385)

Interest:
Income	15,208	32,476
Expense	(1,488,826)	(1,045,565)
Net interest expense	(1,473,618)	(1,013,089)

Net loss	$(4,306,702)	$(1,399,474)

Loss per common share, basic	$(0.27)	$(0.10)

Weighted average shares outstanding, basic	16,182,284	13,945,569

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 25,	March 27,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,306,702)	$(1,399,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,549,977	1,120,323
Other amortization	11,669	—
Stock option compensation expense	121,281	181,248
Loss on disposal of asset	35,764	54,289
Deferred rent	70,433	68,614
Changes in operating assets and liabilities:
Inventory	(144,595)	43,928
Prepaids and other	68,567	(47,895)
Accounts payable	270,266	(237,352)
Accrued expenses	(399,447)	(1,198,743)
Net cash used in operating activities	(2,722,787)	(1,415,062)

Cash flows from investing activities:
Purchase of:
Property and equipment	(1,221,694)	(367,617)
Intangible and other assets	(214,782)	(6,617)
Net cash used in investing activities	(1,436,476)	(374,234)

Cash flows from financing activities:
Payments on capital lease obligations	(421,029)	(6,289,293)
Payments on long term-debt	(66,882)	(60,035)
Net proceeds from issuance of stock	34,046	12,852,678
Net cash (used in) provided by financing activities	(453,865)	6,503,350

Net (decrease) increase in cash	(4,613,128)	4,714,054
Cash and cash equivalents, beginning	7,076,835	7,671,750
Cash and cash equivalents, ending	$2,463,707	$12,385,804

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$5,759,548	$—
Property and equipment and intangibles purchased and included in accounts payable	$1,153,827	$203,783

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen weeks ended March 25, 2008 and March 27, 2007

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

Principles of consolidation and presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These statements include the accounts and operations of the Company and its subsidiary corporations under which its Kansas locations are operated.  Fifty-one percent of the stock of each of the subsidiary corporations is owned by a resident of Kansas and the Company owns the remainder of the stock of each subsidiary corporation.  Each resident-owner of the stock of these entities has entered into a buy-sell agreement with each corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the corporation upon certain events, including termination of employment (if employed by the Company) or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state.  The Company has entered into a master agreement with each separate subsidiary corporation that permits the operation of the restaurants and leases to each corporation the Company’s property and facilities.  Each corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from its operations.  The Company has determined that the foregoing ownership structure will cause these separate corporations to be treated as variable interest entities in which the Company has a controlling financial interest for the purpose of Financial Accounting Standards Board (FASB) Interpretation 46 (R), Consolidation of Variable Interest Entities.  As such, the corporations are consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in those separate corporations.  All references to the Company in these notes to the condensed consolidated financial statements relate to the consolidated entity.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of March 25, 2008 and the results of operations for the interim periods ended March 25, 2008 and March 27, 2007 have been included.

The balance sheet at December 25, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2007, filed with the Securities and Exchange Commission on March 10, 2008.

The results of operations for the thirteen weeks ended March 25, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

Reclassifications

Certain minor reclassifications have been made to the financial statements for the first quarter of 2007 in order for them to conform to the presentation of the financial statements for the first quarter of 2008.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Stock-based compensation

The Company records stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107, Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the first quarter of 2008 and 2007:

	Thirteen Weeks Ended
	March 25,	March 27,
	2008	2007
Weighted average risk-free interest rate	4.04%	4.46% - 4.78%
Expected life of options	10 years	5 - 10 years
Expected stock volatility	40.53%	38.20% - 38.65%
Expected dividend yield	None	None

Earnings (loss) per share

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the interim period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses.  Calculations of the Company’s net loss per common share for the quarters ended March 25, 2008 and March 27, 2007 are set forth in the following table:

	Thirteen Weeks Ended
	March 25, 2008	March 27, 2007

Net loss	$(4,306,702)	$(1,399,474)
Loss per common share, basic	$(0.27)	$(0.10)
Weighted average shares outstanding, basic	16,182,284	13,945,569

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 became effective for financial statements issued for the Company’s fiscal year 2008, subject to a one-year delay for nonfinancial assets.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings, providing SFAS 157 is also adopted.  The adoption of SFAS 157 and SFAS 159 have not had, nor do we expect them to have, a material impact on the Company’s consolidated financial statements.

2.              Fair value of financial instruments

At March 25, 2008 and December 25, 2007, the fair value of cash and accounts payable approximate their carrying value due to the short-term nature of the instruments.  The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Non-current assets

Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  The following is a summary of the Company’s property and equipment at March 25, 2008 and December 25, 2007:

	March 25, 2008	December 25, 2007
Land	$18,000	$18,000
Buildings	53,187,796	46,238,741
Leasehold improvements	8,759,493	8,516,291
Equipment and furniture	30,247,985	26,133,376
Construction in progress*	204,776	5,540,980
	92,418,050	86,447,388
Less accumulated depreciation	(15,572,040)	(14,036,502)
	$76,846,010	$72,410,886

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	March 25, 2008	December 25, 2007
Architecture fees for future locations	$155,000	$240,000
Building and equipment at future locations	50,000	5,300,000

Intangible and other assets

Intangible and other assets consisted of the following:

	March 25, 2008	December 25, 2007

Liquor licenses	$331,415	$331,415
Trademarks	138,021	137,601

Capitalized loan costs	218,355	199,912
Security deposits	527,372	524,903
	1,215,163	1,193,831
Less accumulated amortization	(143,809)	(132,140)
	$1,071,354	$1,061,691

4.        Accrued expenses

Accrued expenses consisted of the following:

	March 25, 2008	December 25, 2007
Payroll related	$2,206,387	$2,472,513
Deferred revenue from gift cards	1,479,512	2,103,294
Sales taxes	827,438	692,758
Interest	449,539	399,387
Real estate taxes	343,421	212,950
Insurance	123,761	—
Other	644,389	592,992
	$6,074,447	$6,473,894

5.        Deferred rent payable

The Company leases most of its restaurant properties.  Leases are accounted for under the provisions of SFAS No. 13 and SFAS No. 98, Accounting for Leases, as well as other subsequent amendments and authoritative literature including FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period.  For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the “build-out” or “rent-holiday” period where no rent payments are typically due under the terms of the lease.  Any difference between minimum rent and straight-line rent is recorded as deferred rent payable.  Additionally, pursuant to Emerging Issues Task Force No. 98-09, Accounting for Contingent Rent, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement, based on estimates of probable levels of revenue during the contingency period.  Deferred rent payable also includes a tenant improvement allowance the Company received, which is being amortized as a reduction of rent expense on a straight-line basis over the initial term of the lease.

Deferred rent payable consists of the following:

	March 25, 2008	December 25, 2007
Difference between minimum rent and straight-line rent	$2,058,452	$1,961,283
Contingent rent expected to exceed minimum rent	45,577	64,813
Tenant improvement allowance	351,389	358,889
	$2,455,418	$2,384,985

6.        Long-term debt

As of the end of the first quarter of fiscal year 2008, the Company had two outstanding long-term loans with an independent financial institution the proceeds of which it used to purchase equipment for its restaurants in Des Moines and Davenport, IA.  These loans are secured only by the personal property and fixtures at the respective locations.  In addition to these two loan agreements, the Company has a long-term loan outstanding with the same independent financial institution secured by the tangible personal property and fixtures at the Fargo, ND restaurant.  Such loan is guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.  As of March 25, 2008 and December 25, 2007, the balances, interest rates and maturity dates of these loans were:

	March 25, 2008	December 25, 2007
Des Moines
Loan balance	$316,805	$345,295
Annual interest rate	10.25%	10.25%
Maturity date	August 27, 2010	August 27, 2010
Davenport
Loan balance	$356,581	$383,330
Annual interest rate	10.25%	10.25%
Maturity date	January 6, 2011	January 6, 2011
Fargo
Loan balance	$1,276,768	$1,288,411
Annual interest rate	8.75%	8.75%
Maturity date	August 15, 2011	August 15, 2011

Future maturities of long-term debt, exclusive of interest, are as follows:

Long-term
Year ending:	Debt
2008	$217,660
2009	309,913
2010	290,551
2011	1,132,030
$1,950,154

7.        Capital leases

As of March 25, 2008, the Company had 23 capital lease agreements related to its restaurant properties, 21 of which originated with its developer.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.  The Company also has a land and building lease agreement for its beer production facility.

This ten-year lease allows the Company to purchase the facility at any time for $1.00 plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be $1.00.  As such, the lease is classified as a capital lease.  For information regarding leases entered into subsequent to March 25, 2008, see Note 12.

As of March 25, 2008, the Company had capital lease agreements that it used to finance the equipment at nine of its restaurants.  These leases are classified as capital leases as a bargain purchase option exists on each lease.

Included in property and equipment are the following assets held under capital leases:

	March 25, 2008	December 25, 2007
Land	$18,000	$18,000
Building	50,988,741	33,851,945
Equipment and leasehold improvements	8,253,622	7,807,724
	59,260,363	41,677,669

Less accumulated depreciation	(6,296,576)	(3,718,654)
	$52,963,787	$37,959,015

Minimum future lease payments under all capital leases as of March 25, 2008 are:

Capital
Year ending:	Leases
2008	$11,348,584
2009	8,522,983
2010	8,780,453
2011	7,564,134
2012	9,884,709
Thereafter	89,882,088
Total minimum lease payments	135,982,951

Less amount representing interest	(70,942,420)
Present value of net minimum lease payments	65,040,531
Less current portion	(1,615,540)
Long-term portion of obligations	$63,424,991

The foregoing table considers additional lease commitments commencing after March 25, 2008.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

8.        Commitments and contingencies

The Company will need to expend additional capital in connection with its long-term expansion plans.  Based on the Company’s April 21, 2008 cash position of $5.3 million, and the December 2007 $16.0 million DHW Equipment Lease Commitment (see below), of which approximately $8.0 million lease financing remained available as of April 21, 2008, as well as cash generated from operations, management believes that the Company will have sufficient funds to complete planned restaurant openings into 2010 and maintain sufficient working capital for operations.  However, the Company may require further funding to open additional restaurants depending upon the number of planned openings, cost of capital, availability of developer financing or landlord tenant improvement funding, adverse sales trends, and the Company’s ability to generate positive cash flow.  If sources of liquidity are insufficient to fund expected capital needs, or the Company’s needs are greater than anticipated, the Company will be required to raise additional funds in the future through the incurrence of indebtedness or public or private sales of equity securities.  As of March 25, 2008, management continued to pursue debt financing alternatives in order to solidify the Company’s expansion plans.

Equipment leases

Between March 27, 2008 and April 21, 2008, DHW Leasing, L.L.C. (“DHW”) purchased and leased to the Company equipment at four of its restaurants under the terms and conditions of the Equipment Lease Commitment the Company entered into with DHW in December 2007.  The value of the equipment financed at each restaurant is approximately $1.0 million.  The annual interest rate on one five-year lease is 10.65%.  The Company will pay 10.3% annual interest on the other three leases for 12 months, at which time the interest rate will be locked in at the then 5-year Treasury bill rate plus 8.3%.  The Company has the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.  While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders, he will not receive a guarantee fee or other payment in connection with this DHW financing.

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

9.              Common stock

Exercise of warrants and options

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

On March 5, 2008, the Company issued 7,070 shares of common stock upon the cashless exercise of a warrant for the purchase of 23,996 shares of common stock originally issued March 20, 2003 to one of the agents for its private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of March 20, 2008.

On March 7, 2008, the Company issued 6,681 shares of common stock upon the cashless exercise of a warrant for the purchase of 25,842 shares of common stock originally issued March 20, 2003 to one of the agents for its private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of March 20, 2008.

10.       Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   As of March 25, 2008, options to purchase 316,500 shares of common stock were outstanding under the plan, which expired July 28, 2007.  All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

As of March 25, 2008, options to purchase 300,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan (“DSOP”), which expired July 29, 2007.  Under this plan, the Company automatically granted an option to each outside director on the date such person became a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  On May 2, 2007, the Company’s board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 15,000 shares of common stock per year should continue to be made to each non-employee director on the anniversary of his election to the Board under the 2002 Equity Incentive Plan.  The board further resolved that such awards are to have the same terms and conditions as those made under the DSOP; provided, however, that they are to be exercisable for a period of ten years rather than five years.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of March 25, 2008 was 2,649,743, of which 1,113,743 shares remained available for future issuance and options to purchase 1,460,300 shares were outstanding.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of March 25, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 26, 2006	1,595,000	$3.70	6.1 years
Granted	824,000	$4.82	7.3 years
Exercised	(36,200)	$1.52
Forfeited	(110,000)	$4.63
Outstanding at December 25, 2007	2,272,800	$4.10	6.7 years

Granted	15,000	$2.66	9.8 years
Exercised	(15,000)	$2.27
Forfeited	(150,000)	$4.19
Outstanding at March 25, 2008	2,122,800	$4.09	5.6 years	$47,775

Options exercisable at December 25, 2007	1,507,304	$3.71	5.7 years
Options exercisable at March 25, 2008	1,450,802	$3.74	4.8 years	$47,775

Weighted-average fair value of options granted during 2008	$1.55

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on March 25, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 25, 2008.  As of March 25, 2008, there was approximately $716,487 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $363,844 is expected to be recognized during the remainder of fiscal year 2008, $292,859 in fiscal year 2009, $51,617 in fiscal year 2010 and $8,167 in fiscal year 2011.

The following table summarizes information about stock options outstanding at March 25, 2008:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	3/25/2008	Contractual Life	Exercise Price	3/25/2008	Exercise Price

$1.00 - $2.00	122,500	3.8 years	$1.65	122,500	$1.65
$2.01 - $3.00	201,000	4.9 years	$2.48	165,000	$2.42
$3.01 - $4.00	713,000	5.2 years	$3.77	596,002	$3.82
$4.01 - $5.00	607,300	6.7 years	$4.37	492,300	$4.40
$5.01 - $6.00	329,000	4.0 years	$5.21	75,000	$5.13
$6.01 - $7.00	150,000	9.1 years	$6.20	—	$—

Total	2,122,800	5.6 years	$4.09	1,450,802	$3.74

11.  Common stock warrants

In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock.  As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share. During the first quarter of fiscal year 2008, the Company issued an aggregate of 23,904 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 73,834 shares of common stock.  No such agent warrants relating to this private placement remain outstanding.

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share.  As of March 25, 2008, none of such warrants had been exercised.

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $8.5 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 1,045,844 shares of common stock at an exercise price of $5.00 per share.  The Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  As of March 25, 2008, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to the Company’s placement agent. As of March 25, 2008, none of such warrants had been exercised.

During the first quarter of fiscal year 2008, no warrants were issued and no warrants expired unexercised.  As of March 25, 2008, warrants for the purchase of 1,485,165 shares were outstanding and exercisable.  The weighted average exercise price of such warrants was $5.25 per share.

12.  Subsequent Events

South Bend and Indianapolis, Indiana lease agreements

In March and April 2008, the Company entered into 20-year net lease agreements relating to restaurants its anticipates opening in South Bend, Indiana in the third quarter of 2008 and Indianapolis, Indiana in the fourth quarter of 2008, respectively, under the terms specified in the development agreement with Dunham Capital Management L.L.C. (“Dunham”) for the development of restaurants.  The restaurants will be constructed for the Company on a build-to-suit basis.  Basic terms of the leases include annual rent equal to 10.5% of the construction cost plus the land lease and contingent rent based on a percentage of revenue.  The base rent will escalate 10% at the end of each five-year period.  The term of each lease will commence when operations begin and the Company will be responsible for any real-estate taxes and all operating costs.  Rental costs associated with the operating lease incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of each lease.

Development agreement with United Properties Investment LLC (“United Properties”)

In April 2008, the Company entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012.  As the Company’s developer, United Properties will be responsible for all costs related to the land and building of each restaurant.  The annual lease rate for fee-simple land and building developments will be 9.5% and the Company will have the right of first offer to purchase these restaurants.  Additionally, in the event United Properties sells one of the buildings that it develops for the Company at a cap rate agreed to by the parties in the agreement, then the Company will share in the profits of that sale.  The Company assumes no liability in the event United Properties sell a building at a loss.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2008, for additional factors known to us that may cause actual results to vary.

Overview

We are a Modern American upscale casual restaurant chain. As of March 25, 2008, we operated 25 restaurants in 12 Midwestern states, substantially all of which feature on-premises breweries, operating under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant and the month and year of its opening appear in the following chart:

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

We operate Granite City University, where our managers are trained under the instruction of full-time, dedicated trainers.  Our seven to fourteen-week training program consists of both “hands on” as well as classroom training for all aspects of management.  All salaries of our managers in training and our trainers as well as all related costs incurred at Granite City University are recorded as a component of our general and administrative costs.

We utilize a new store opening team which consists of experienced restaurant managers who are dedicated to the opening of our new restaurants.  This team generally arrives at a new restaurant site two to three months in advance of the restaurant opening date and coordinates all staffing and training matters for that new restaurant.  However, due to opening six restaurants in a period of approximately 120 days, the team was not able to train at each location for our typical two to three-month time period in connection with our most recent openings.  We believe that a dedicated team delivers a more disciplined opening process and ensures adherence to our company’s exacting standards and culture.

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

In April 2008, we entered into a development agreement with United Properties Investment LLC (“United Properties”) for the development of up to 22 restaurants to be built between 2009 and 2012.  As our developer, United Properties will be responsible for all costs related to the land and building of each restaurant.  The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved.  We will lease each restaurant developed under this agreement from United Properties.

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

The thirteen weeks ended March 25, 2008 and March 27, 2007 included 310 and 234 restaurant weeks, respectively, which is the sum of the actual number of weeks each restaurant operated. The source of the additional restaurant weeks in the first quarter of fiscal year 2008 is shown in the following chart:

Thirteen Weeks Ended
Location	March 25, 2008
Rockford, Illinois	13
Rogers, Arkansas	13
East Peoria, Illinois	13
Orland Park, Illinois	13
St. Louis, Missouri	10
Ft. Wayne, Indiana	8
Toledo, Ohio	6
Total Additional Restaurant Weeks	76

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen weeks ended March 25, 2008 and March 27, 2007.

	Thirteen Weeks Ended
	March 25,	March 27,
	2008	2007

Restaurant revenues	100.0%	100.0%

Cost of sales:
Food, beverage and retail	31.3	29.7
Labor	38.9	36.3
Direct restaurant operating	14.9	13.4
Occupancy	6.4	6.4
Total cost of sales	91.6	85.9

Pre-opening	2.4	0.5
General and administrative	11.3	9.5
Depreciation and amortization	6.5	6.2

Operating loss	(11.8)	(2.1)

Interest:
Income	0.1	0.2
Expense	(6.2)	(5.8)
Net interest expense	(6.1)	(5.6)

Net loss	(17.9)%	(7.7)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.

Results of operations for the thirteen weeks ended March 25, 2008 and March 27, 2007

Revenue

We generated $24,019,485 and $18,182,192 of revenue during the first quarters of fiscal years 2008 and 2007, respectively.  The increase in the first quarter revenue of 32.1% was primarily the result of the additional restaurant operating weeks related to the seven restaurants that opened in late 2007 and early 2008.  The first quarter of 2008 included 310 restaurant operating weeks while the first quarter of 2007 included 234 operating weeks.  Average weekly revenue decreased from $77,702 per week in 2007 to $77,482 per week in 2008 for all the restaurants in operation during the quarter.  Comparable restaurant revenue, which includes restaurants in operation over 18 months, increased 1.8% from the first quarter of 2007 to the first quarter of 2008 primarily due to a 4.0% price increase that took effect in October 2007 and another 4.0% price increase that took effect in March 2008, offset by a decrease in guest traffic.  Average weekly revenue per comparable restaurant increased $1,402 from $78,213 in the first quarter of 2007 to $79,615 in the first quarter of 2008.

We expect that restaurant revenue will vary from quarter to quarter.  We anticipate continued seasonal fluctuations in restaurant revenue due in part to increased outdoor seating and generally favorable weather conditions at many of our locations during the summer months.  Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenue.  Additionally, consumer confidence in the economy and changes in consumer preferences may affect our future revenue.  We believe that decreased consumer confidence negatively impacted the restaurant industry as a whole during the first quarter of 2008.

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, increased 1.6% to 31.3% in the first quarter of 2008 from 29.7% in the first quarter of 2007.  The increase was primarily due to new store-openings and the increase in the cost of dairy, chicken, fish, bread, general groceries and beer.  In order to offset these increases in commodity costs, we have taken steps to increase our oversight of inventory and kitchen management.  Additionally, we believe the price increase of approximately 4.0% which became effective in March 2008 will help to address such commodity price increases.  We will continue to monitor our prices in an effort to address future commodity price increases.

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

Our labor costs, as a percentage of revenue, increased 2.6% to 38.9% in the first quarter of 2008 from 36.3% in the first quarter of 2007 due primarily to new store-openings and minimum wage increases, turnover and the addition of a new position at each restaurant to oversee inventory and kitchen management in an effort to address the increases in commodity costs.  Although the immediate effect of these personnel additions was to increase labor costs, we believe we will realize an overall decrease in costs of goods in the long term that will more than offset this labor increase.

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

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expense as a percentage of revenue increased 1.5% to 14.9% in the first quarter of 2008 from 13.4% in the first quarter of 2007 primarily due to new store-openings as well as increased cost of utilities and expenses related to repair and maintenance at our mature properties.  Additionally, expenses related to acceptance of credit and debit cards increased due to increased usage.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, remained at 6.4% as a percentage of revenue in the first quarter of 2008 and 2007.  While rent expense increased slightly, it was offset by a decrease in property and casualty insurance.

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

Pre-opening costs increased $487,532 to $583,373 in the first quarter of 2008 from $95,841 in the first quarter of 2007.  Included in such expense was $40,154 and $88,992 of non-cash rental costs incurred during construction periods in the first quarters of 2008 and 2007, respectively.  Pre-opening costs in 2008 consisted primarily of costs related to the three restaurants we opened in the first quarter, while pre-opening expenses in the first quarter of 2007 represented primarily the non-cash construction period rent related to the restaurant we opened in the later part of that year.

General and administrative

General and administrative expense includes all salaries and benefits, including non-cash stock-based compensation, associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations, financial controls and reporting, restaurant management recruiting, training at

Granite City University, excess capacity costs related to our beer production facility, and salaries and expenses of our new store opening team when it is not dedicated to a particular restaurant opening.  Other general and administrative expense includes advertising, professional fees, investor relations, office administration, centralized accounting system costs and travel by our corporate management.

General and administrative expense increased $968,220 to $2,704,525 in the first quarter of 2008 from $1,736,305 in the first quarter of 2007.  As a percentage of revenue, general and administrative expenses increased 1.8% from 9.5% in the first quarter of 2007 to 11.3% in the first quarter of 2008.  The primary sources of such increase were expenses related to increased staff levels related to growth, recruiting, relocation and consulting costs, as well as accounting services, marketing and occupancy expense.  We undertook an ambitious recruiting plan to upgrade our overall restaurant management teams, particularly in our Kansas/Missouri markets.  These increases were partially offset by decreases in insurance, non-cash stock-based compensation and repair and maintenance expense. Non-cash stock based compensation included in general and administrative expense was $103,585 and $136,236 in the first quarters of 2008 and 2007, respectively.

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

Depreciation and amortization

Depreciation and amortization expense increased $441,323 to $1,561,646 in the first quarter of 2008 from $1,120,323 in the first quarter of 2007, due principally to the additional depreciation related to new restaurants.  As a percentage of revenue, depreciation expense increased 0.3% to 6.5% in the first quarter of 2008 from 6.2% in the first quarter of 2007.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense increased $443,261 to $1,488,826 in the first quarter of 2008 from $1,045,565 in the first quarter of 2007.  The increase was due to additional capital leases as a result of new restaurants.  Interest income decreased $17,268 in the first quarter of 2008 compared to the first quarter of 2007 due to the reduction of cash on hand.

Liquidity and capital resources

As of March 25, 2008, we had $2,463,707 of cash and a working capital deficit of $7,002,978 compared to $7,076,835 of cash and a working capital deficit of $3,668,297 at December 25, 2007.

During the thirteen weeks ended March 25, 2008, we used $2,722,787 of net cash in operating activities and $1,436,476 of net cash to purchase equipment and other assets primarily related to the restaurants we opened in the first quarter of 2008. We made payments aggregating $487,911 on our debt and capital lease obligations and received $34,046 of net cash through the exercise of stock options.

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

In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012.  As our developer, United Properties will be responsible for all costs related to the land and building of each restaurant.  The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved.  We will lease each restaurant developed under this agreement from United Properties.

We intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our restaurant prototype as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototype to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.  We intend to open two additional restaurants in 2008 and have signed lease agreements for these locations in South Bend and Indianapolis, Indiana.

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

Pursuant to the terms of some of our lease agreements, our developer receives a construction allowance from the landlord which, in turn, is passed on to us as a reduction in the construction cost of a new restaurant.  Landlord contributions received related to restaurants developed in 2007 and 2008 ranged from $1.0 million to $1.5 million per location.  Our net capital investment is lower for a restaurant that receives a landlord contribution.  In some instances we elected to use our own cash for a portion of the building costs, resulting in lower minimum lease payments.

To finance restaurant openings in 2008, we entered into a master equipment lease with DHW in December 2007.  Details regarding such arrangement appear below under the caption “Commitments—Capital Leases.”

We will need to expend significant capital in connection with our expansion plans.  Utilizing the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $8.0 million lease financing remained available to us as of April 21, 2008, as well as cash generated from operations, we believe that we will have sufficient funds to complete our planned restaurant openings into 2010 and maintain sufficient working capital for our operations.  If we deviate from our planned openings, experience a change in our cost of capital, are unable to obtain developer financing or landlord contributions, experience adverse sales trends or are unable to generate positive cash flow, we may require further funding sooner than anticipated.  We are exploring opportunities to reduce our cash usage per restaurant by utilizing sites that offer lower costs of capital and real estate funding.  If our available sources of liquidity are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds in the future through the incurrence of indebtedness or public or private sales of equity securities.  As of March 25, 2008, we continued to pursue debt financing alternatives in order to solidify our expansion plans.  If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.

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

Commitments

Capital Leases:

As of March 25, 2008, we had 23 capital lease agreements related to our restaurant properties.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, six in 2026, four in 2027 and the remaining three in 2028, all with renewable options for additional periods.  Twenty-one of these lease agreements originated with our developer.  Under 13 of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

We entered into a sale-leaseback agreement for the equipment and leasehold improvements at the St. Cloud, MN and Sioux Falls, SD restaurants in June 2001 and a lease for equipment under agreements expiring in May 2008.  The annual interest rate on such lease is approximately 6.8%. Steven J. Wagenheim, our president, chief executive officer and one of our directors, and a former director of ours have personally guaranteed these leases.

In August 2006, we entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which we could “finance lease” up to $3,000,000 of equipment purchases for three restaurant locations.  As of March 25, 2008, we had entered into three lease schedules and amendments to this master lease, pursuant to which we are leasing equipment for three locations for an initial lease term ranging from 36 to 39 months.  The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million and the annual interest rate on each ranges from 12.9% to 19.6% annually.  We have provided Carlton with refundable security deposits aggregating $251,165 as well as a security interest in certain other equipment.  At the end of each initial lease term, we may (a) purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to the greater of (1) the fair market value of the equipment, or (2) 15% of the original cost of the equipment, or (b) renew such lease for 12 months at a monthly lease payment of approximately one-half of the original monthly payment and take ownership of the equipment thereafter for $1.00.  Steven J. Wagenheim, our president, chief executive officer and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee.  The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.

In December 2007, we entered into an Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants.  Under the terms of the Equipment Lease Commitment, DHW agreed to purchase and lease to us equipment costing up to $16.0 million.  Each five-year lease is intended to be for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant.  Payments due DHW have an interest rate equal to the DHW bank base rate plus 4.8%.  Principal payments on the amounts borrowed depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW.  The lease financing is subject to the availability of financing commitments to DHW from its lenders.  We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.  We are not obligated to enter into any equipment leases with DHW, although we intend to enter into equipment leases with DHW for the foreseeable future.  DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham Capital Management, L.L.C. (“Dunham”).  While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders, he does not receive a guarantee fee or other payment in connection with this DHW financing.  As of April 21, 2008, DHW had purchased and leased to us equipment at eight of our restaurants under this Equipment Lease Commitment.  The value of the equipment financed at each restaurant is approximately $1.0 million and the current annual interest rate on each lease ranges from 10.3% to 12.3%.

In June 2007, we entered into a lease for an energy optimization system at our Maple Grove restaurant for approximately $30,000.  This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

Operating Leases:

The land portions of the 23 property leases referenced above, 21 of which originated with our developer, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  In addition to such property leases, we have obligations under the following operating leases:

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

In March and April 2008, we entered into lease agreements for the restaurants we plan to open in South Bend, Indiana in the third quarter of 2008 and Indianapolis, Indiana in the fourth quarter of 2008, respectively.  Each lease agreement was entered into under the terms specified in the development agreement with Dunham.  The restaurants will be constructed for us on a build-to-suit basis.  Basic terms of the leases include annual rent equal to 10.5% of the construction cost plus the land lease and contingent rent.  The base rent will escalate 10% at the end of each five-year period.  The term of each lease will commence when operations begin and we are responsible for any real-estate taxes and all operating costs.  Rental costs associated with each operating lease incurred during the construction period are recognized as pre-opening costs and escalating rent will be recognized as expense on a straight-line basis over the term of each lease.

Personal Guaranties

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness.  Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement for which our board of directors agreed to compensate him.  The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period.  During the first quarters of 2008 and 2007, we recorded $25,803 and $12,179, of such compensation in general and administrative expense, respectively.  We paid no such compensation in the first quarter of 2008 or the first quarter of 2007.

In December 2007, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants.  Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16.0 million.  Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders.  Neither DHW nor our company compensates Mr. Wagenheim for this personal guarantee of DHW’s indebtedness.

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

Development Agreements:

In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012.  As our developer, United Properties will be responsible for all costs related to the land and building of each restaurant.  The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites, scheduling for the development and construction of each restaurant once a location is approved.  The annual lease rate for fee-simple land and building developments will be 9.5% and we will have the right of first offer to purchase these restaurants.  Additionally, in the event United Properties sells one of the buildings that it develops for us at a cap rate agreed to by the parties in the agreement, then we will share in the profits of that sale.  We assume no liability in the event United Properties sell a building at a loss.

In October 2002, we entered into a development agreement with Dunham for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, LLC, a beneficial owner approximately one percent of our securities.  The agreement gives Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  As of March 25, 2008, 21 restaurants had been constructed for us under this development agreement and we had signed two additional lease agreements for restaurants to open later this year.  Dunham also has the right to sell the underlying land and building to third parties or assign these leases.  As of March 25, 2008, Dunham had sold four of our restaurant sites to third parties.  The assignment or sale of a lease by Dunham has had no material impact on our company.

Off- balance sheet arrangements:

It is not our business practice to enter into off-balance sheet arrangements.

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of March 25, 2008 and the time frame within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Years Thereafter
Long-term debt, principal	$1,950,076	$217,660	$600,464	$1,131,952	$—
Interest on long-term debt	454,850	128,236	258,494	68,120	—
Capital lease obligations, including interest	135,982,952	11,348,584	17,303,436	17,448,843	89,882,088
Operating lease obligations, including interest	60,036,504	2,512,821	6,605,040	6,576,671	44,341,972
Loan guarantee	219,087	139,570	58,363	21,144	—
Total obligations	$198,643,469	$14,346,872	$24,825,797	$25,246,730	$134,224,060

Certain amounts do not sum due to rounding.

Based on our cash position at March 25, 2008, the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $8.0 million lease financing remained available to us as of April 21, 2008, as well as cash generated from operations, we believe that we will have sufficient capital to meet our current obligations.

Seasonality

We expect that our sales and earnings will fluctuate based on seasonal patterns.  We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our existing and proposed markets.

Inflation

The primary inflationary factors affecting our operations are food, supplies and labor costs.  A large number of our restaurant personnel is paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs.  In the past, we have been able to minimize the effect of these increases through menu price increases and other strategies.  To date, inflation has not had a material impact on our operating results.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 25, 2008, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 25, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1                  Legal Proceedings

Not applicable.

ITEM 1A               Risk Factors

Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2007, filed with the Securities and Exchange Commission on March 10, 2008.

ITEM 2                  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On January 31, 2008, we issued 10,153 shares of common stock upon the cashless exercise of a warrant for the purchase of 23,996 shares of common stock originally issued March 20, 2003 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of March 20, 2008.

On March 5, 2008, we issued 7,070 shares of common stock upon the cashless exercise of a warrant for the purchase of 23,996 shares of common stock originally issued March 20, 2003 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of March 20, 2008.

On March 7, 2008, we issued 6,681 shares of common stock upon the cashless exercise of a warrant for the purchase of 25,842 shares of common stock originally issued March 20, 2003 to one of the agents for our private placement of Series A Convertible Preferred Stock and warrants.  The foregoing warrant had an exercise price of $1.58 per share and an expiration date of March 20, 2008.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  The certificates representing such securities contain a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements.  The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the Securities and Exchange Commission.  No discount or commission was paid in connection with the issuance of common stock upon exercise of such warrants.

ITEM 3                  Defaults upon Senior Securities

Not applicable.

ITEM 4                  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5                  Other Information

(a)           Item 1.01.  Entry into a Material Definitive Agreement

On April 30, 2008, we entered into a development agreement with United Properties Investment LLC (“United Properties”) pursuant to which United Properties agrees to develop, build and lease up to 22 restaurants for our company in the period commencing January 1, 2009 through December 31, 2012.  United Properties, based in Minneapolis, Minnesota, is a diversified commercial real estate company with more than 500 employees and 30 million square feet of office, corporate, industrial, retail and multi-family properties under management.  Under the agreement, United Properties will provide all services relating to the development of restaurants, oversee construction and perform various services and responsibilities set forth in detail in the agreement.

We will enter into a lease for each restaurant developed.  Each lease will provide for a base rent determined by multiplying the total project cost by 9.5%.  The agreement provides for increases in base rent on the 5th, 10th and 15th anniversaries of the lease.  It is contemplated that United Properties will sell all or a portion of the leases.  The parties have agreed that beginning in January 2010, they will annually review the market condition for the terminal cap rate used to calculate an expected sales price of leases.  The terminal cap rate will be reviewed to determine whether to adjust the percent used to calculate the annual base rent for a restaurant where a lease has not been executed.  The parties have agreed that the market terminal cap rate as of the date of the agreement is 8.25%.  If market conditions change, the parties agree to use good faith efforts to agree upon a changed percent used to calculate the annual base rent that will be 125 basis points over the changed market terminal cap rate.  The agreement provides for a sharing of half of any excess profit on the sale of a restaurant, as defined in the agreement.

We have a right of first offer to purchase restaurants owned by United Properties prior to any sale by United Properties to a third party.  The agreement provides that if either our company or United Properties fails to comply with a development schedule, such failure will constitute a material breach of the agreement, giving the non-defaulting party the right to terminate the agreement.  Termination of the development agreement will not affect individual restaurants under construction which are in compliance with the development schedule or for which a lease has been executed, but will terminate the development agreement with respect to obligations to construct or lease additional restaurants.  If an event of default occurs as a result of acts or omissions of United Properties, subject to a cure right, we may suspend our performance under the development agreement and cancel, rescind or terminate the development agreement.  If an event of default occurs as a result of an act or omission of our company, United Properties has the right to terminate the development agreement, subject to a cure period.

The development agreement, which appears as Exhibit 10.1 to this report, is incorporated by reference herein.

ITEM 6                  Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date:	May 5, 2008	By:	/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).

3.2	Amended and Restated Bylaws of the Company dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

10.1	Development Agreement between United Properties Investment LLC and the Company, dated April 30, 2008.

31.1

Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.