Form 10-Q
period 2008-06-24
GRANITE CITY FOOD & BREWERY LTD
filed 2008-08-04
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of July 29, 2008, the issuer had outstanding 16,197,849 shares of common stock.

i

PART I                  FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 24,	December 25,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$3,766,559	$7,076,835
Inventory	848,507	827,370
Prepaids and other	486,366	519,505
Total current assets	5,101,432	8,423,710

Prepaid rent, net of current portion	485,574	514,503
Property and equipment, net	76,346,376	72,410,886
Intangible and other assets	1,073,966	1,061,691
Total assets	$83,007,348	$82,410,790

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,357,745	$3,628,444
Accrued expenses	6,524,246	6,473,894
Deferred rent, current portion	200,768	195,707
Long-term debt, current portion	300,090	284,620
Capital lease obligations, current portion	1,774,633	1,509,342
Total current liabilities	11,157,482	12,092,007

Deferred rent, net of current portion	2,466,171	2,189,278
Long-term debt, net of current portion	1,581,310	1,732,416
Capital lease obligations, net of current portion	57,386,695	48,719,728
Total liabilities	72,591,658	64,733,429

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,197,849 and 16,158,945 shares issued and outstanding at June 24, 2008 and December 25, 2007, respectively	161,978	161,589
Additional paid-in capital	43,562,502	43,264,493
Accumulated deficit	(33,308,790)	(25,748,721)
Total shareholders’ equity	10,415,690	17,677,361

Total liabilities and shareholders’ equity	$83,007,348	$82,410,790

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24,	June 26,	June 24,	June 26,
	2008	2007	2008	2007

Restaurant revenues	$25,098,838	$18,453,954	$49,118,323	$36,636,146

Cost of sales:
Food, beverage and retail	7,601,146	5,524,901	15,125,214	10,919,623
Labor	9,298,112	6,544,272	18,650,135	13,151,175
Direct restaurant operating	3,553,310	2,491,215	7,133,346	4,934,154
Occupancy	1,618,074	1,103,348	3,164,972	2,274,892
Total cost of sales	22,070,642	15,663,736	44,073,667	31,279,844

Pre-opening	246,701	416,341	830,074	512,182
General and administrative	2,780,362	1,907,641	5,484,887	3,643,946
Depreciation and amortization	1,613,411	1,122,405	3,175,057	2,242,728

Operating loss	(1,612,278)	(656,169)	(4,445,362)	(1,042,554)

Interest:
Income	10,038	70,009	25,246	102,485
Expense	(1,651,127)	(857,713)	(3,139,953)	(1,903,278)
Net interest expense	(1,641,089)	(787,704)	(3,114,707)	(1,800,793)

Net loss	$(3,253,367)	$(1,443,873)	$(7,560,069)	$(2,843,347)

Loss per common share, basic	$(0.20)	$(0.09)	$(0.47)	$(0.19)

Weighted average shares outstanding, basic	16,197,849	16,004,680	16,190,066	14,975,124

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	June 24,	June 26,
	2008	2007

Cash flows from operating activities:
Net loss	$(7,560,069)	$(2,843,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,151,514	2,224,724
Other amortization	23,543	18,004
Stock option compensation expense	263,912	466,459
Loss on disposal of property and equipment	51,371	79,126
Deferred rent	281,954	264,022
Changes in operating assets and liabilities:
Inventory	(21,137)	25,892
Prepaids and other	62,068	(8,276)
Accounts payable	(69,927)	209,092
Accrued expenses	50,353	(712,226)
Net cash used in operating activities	(3,766,418)	(276,530)

Cash flows from investing activities:
Purchase of:
Property and equipment	(2,419,971)	(2,289,499)
Intangible and other assets	(229,268)	(3,617)
Net cash used in investing activities	(2,649,239)	(2,293,116)

Cash flows from financing activities:
Payments on capital lease obligations	(793,469)	(6,522,478)
Proceeds from capital leases	4,000,000	—
Payments on long term-debt	(135,636)	(120,529)
Net proceeds from issuance of stock	34,486	12,788,108
Net cash provided by financing activities	3,105,381	6,145,101

Net (decrease) increase in cash	(3,310,276)	3,575,455
Cash and cash equivalents, beginning	7,076,835	7,671,750
Cash and cash equivalents, ending	$3,766,559	$11,247,205

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$5,759,548	$—
Property and equipment and intangibles purchased and included in accounts payable	$1,200,772	$1,288,078

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Twenty-six weeks ended June 24, 2008 and June 26, 2007

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The first Granite City restaurant opened in St. Cloud, Minnesota in July 1999 and the Company subsequently expanded to other Midwest markets, opening its 26th restaurant on July 29, 2008.  The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

The Company’s expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Principles of consolidation and presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These statements include the accounts and operations of the Company and its subsidiary corporations under which its Kansas locations are operated.  Fifty-one percent of the stock of each of the subsidiary corporations is owned by a resident of Kansas and the Company owns the remainder of the stock of each subsidiary corporation.  Each resident-owner of the stock of these entities has entered into a buy-sell agreement with each corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the corporation upon certain events, including termination of employment (if employed by the Company) or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state.  The Company has entered into a master agreement with each separate subsidiary corporation that permits the operation of the restaurants and leases to each corporation the Company’s property and facilities.  Each corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from its operations.  The Company has determined that the foregoing ownership structure will cause these separate corporations to be treated as variable interest entities in which the Company has a controlling financial interest for the purpose of Financial Accounting Standards Board (FASB) Interpretation 46(R), Consolidation of Variable Interest Entities.  As such, the corporations are consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in those separate corporations.  Also included in the Company’s consolidated financial statements are other wholly-owned subsidiaries.  All references to the Company in these notes to the condensed consolidated financial statements relate to the consolidated entity.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of June 24, 2008 and the results of operations for the interim periods ended June 24, 2008 and June 26, 2007 have been included.

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

The results of operations for the thirteen and twenty-six weeks ended June 24, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

Reclassifications

Certain minor reclassifications have been made to the financial statements for the second quarter and first half of 2007 in order for them to conform to the presentation of the financial statements for the second quarter and first half of 2008.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash at financial institutions in Minnesota, South Dakota, Kansas, Ohio and Indiana.  At times, the bank balances exceed limits insured by federal agencies.

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

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the first half of 2008 and 2007:

Twenty-six Weeks Ended
	June 24,	June 26,
	2008	2007
Weighted average risk-free interest rate	3.88% - 4.25%	4.68% - 5.00%
Expected life of options	10 years	5 - 10 years
Expected stock volatility	40.53% - 44.27%	37.74% - 40.10%
Expected dividend yield	None	None

Earnings (loss) per share

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the interim period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses.  Calculations of the Company’s net loss per common share for the thirteen and twenty-six weeks ended June 24, 2008 and June 26, 2007 are set forth in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2008	June 26, 2007	June 24, 2008	June 26, 2007

Net loss	$(3,253,367)	$(1,443,873)	$(7,560,069)	$(2,843,347)
Loss per common share, basic	$(0.20)	$(0.09)	$(0.47)	$(0.19)
Weighted average shares outstanding, basic	16,197,849	16,004,680	16,190,066	14,975,124

Recent accounting pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 became effective for financial statements issued for the Company’s fiscal year 2008, subject to a one-year delay for nonfinancial assets.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings, providing SFAS 157 is also adopted.  The adoption of SFAS 157 and SFAS 159 has not had, nor does management expect it to have, a material impact on the Company’s consolidated financial statements.

2.              Fair value of financial instruments

At June 24, 2008 and December 25, 2007, the fair value of cash and accounts payable approximate their carrying value due to the short-term nature of the instruments.  The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Non-current assets

Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  The following is a summary of the Company’s property and equipment at June 24, 2008 and December 25, 2007:

	June 24, 2008	December 25, 2007
Land	$18,000	$18,000
Buildings	53,500,969	46,238,741
Leasehold improvements	8,995,992	8,516,291
Equipment and furniture	30,531,323	26,133,376
Construction in progress*	421,720	5,540,980
	93,468,004	86,447,388
Less accumulated depreciation	(17,121,628)	(14,036,502)
	$76,346,376	$72,410,886

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	June 24, 2008	December 25, 2007
Leasehold Improvements for future locations	$223,500	$240,000
Building and equipment at future locations	$198,000	$5,300,000

Intangible and other assets

Intangible and other assets consisted of the following:

	June 24, 2008	December 25, 2007
Intangible assets:
Liquor licenses	$331,415	$331,415
Trademarks	139,021	137,601
Other assets:
Capitalized loan costs	224,968	199,912
Security deposits	534,245	524,903
	1,229,649	1,193,831
Less accumulated amortization	(155,683)	(132,140)
	$1,073,966	$1,061,691

4.        Accrued expenses

Accrued expenses consisted of the following:

	June 24, 2008	December 25, 2007
Payroll related	$2,859,899	$2,472,513
Deferred revenue from gift cards	1,227,774	2,103,294
Sales taxes	866,832	692,758
Interest	471,487	399,387
Real estate taxes	412,971	212,950
Insurance	22,458	—
Other	662,825	592,992
	$6,524,246	$6,473,894

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

Deferred rent payable

	June 24, 2008	December 25, 2007
Difference between minimum rent and straight-line rent	$2,254,337	$1,961,283
Contingent rent expected to exceed minimum rent	68,713	64,813
Tenant improvement allowance	343,889	358,889
	$2,666,939	$2,384,985

6.  Long-term debt

As of June 24, 2008, the Company had two outstanding long-term loans with an independent financial institution the proceeds of which it used to purchase equipment for its restaurants in Des Moines and Davenport, IA.  These loans are secured only by the personal property and fixtures at the respective locations.  In addition to these two loan agreements, the Company has a long-term loan outstanding with the same independent financial institution secured by the tangible personal property and fixtures at the Fargo, ND restaurant.  Such loan is guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.  As of June 24, 2008 and December 25, 2007, the balances, interest rates and maturity dates of these loans were:

	June 24, 2008	December 25, 2007
Des Moines
Loan balance	$287,566	$345,295
Annual interest rate	10.25%	10.25%
Maturity date	August 27, 2010	August 27, 2010
Davenport
Loan balance	$329,130	$383,330
Annual interest rate	10.25%	10.25%
Maturity date	January 6, 2011	January 6, 2011
Fargo
Loan balance	$1,264,704	$1,288,411
Annual interest rate	8.75%	8.75%
Maturity date	August 15, 2011	August 15, 2011

Future maturities of long-term debt, exclusive of interest, are as follows:

Long-term
Year ending:	Debt
2008	$143,776
2009	309,913
2010	291,424
2011	1,136,287
$1,881,400

7.        Capital leases

As of June 24, 2008, the Company operated 23 restaurants under capital lease agreements, 21 of which originated with Dunham Capital Management, L.L.C. (“Dunham”), a commercial developer.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.  The Company also has a land and building lease agreement for its beer production facility.  This ten-year lease allows the Company to purchase the facility at any time for $1.00 plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be $1.00.  As such, the lease is classified as a capital lease.

As of June 24, 2008, the Company had entered into three capital lease agreements related to restaurants which commenced or will commence operations subsequent to the end of the second quarter 2008.  Each of these leases originated with Dunham.  The land portion of these leases will be classified as an operating lease while the building portion of these leases will be classified as a capital lease (see Note 8).

As of June 24, 2008, the Company had capital lease agreements that it used to finance the equipment at 12 of its restaurants.  During the second quarter of 2008, the Company financed the equipment at four of those restaurants, aggregating approximately $4.0 million under the terms and conditions of the Equipment Lease Commitment the Company entered into with DHW Leasing, L.L.C. (“DHW”) in December 2007.  Subsequent to June 24, 2008, the Company entered into additional capital lease agreements for equipment at two of its restaurants, aggregating approximately $2.0 million (see Note 12).  These leases are classified as capital leases as a bargain purchase option exists on each lease.

Included in property and equipment are the following assets held under capital leases:

	June 24, 2008	December 25, 2007
Land	$18,000	$18,000
Building	50,988,741	33,851,945
Equipment and leasehold improvements	11,482,537	7,807,724
	62,489,278	41,677,669
Less accumulated depreciation	(7,817,211)	(3,718,654)
	$54,672,067	$37,959,015

Minimum future lease payments under all capital leases as of June 24, 2008 are:

Year ending:	Capital Leases
2008	$1,824,173
2009	3,946,777
2010	3,963,987
2011	3,970,065
2012	3,921,119
Thereafter	56,754,394
Total minimum lease payments	74,380,515
Less amount representing interest	15,219,187
Present value of net minimum lease payments	59,161,328
Less current portion	1,774,633
Long-term portion of obligations	$57,386,695

The foregoing table considers additional lease commitments commencing after June 24, 2008.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

8.        Commitments and contingencies

The Company will need to expend additional capital in connection with its long-term expansion plans.  Based on the Company’s June 24, 2008 cash position of $3.8 million, and the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $8.0 million lease financing remained available as of June 24, 2008, as well as expected cash flows from operations, management believes that the Company will have sufficient funds to complete currently-planned restaurant openings through 2009 and maintain sufficient working capital for operations.  However, the Company may require further funding to open additional restaurants depending upon the number of planned openings, cost of capital, availability of developer financing or landlord tenant improvement funding, adverse sales trends, and the Company’s ability to generate positive cash flow.  If sources of liquidity are insufficient to fund expected capital needs, or the Company’s needs are greater than anticipated, the Company will be required to raise additional funds in the future through the incurrence of indebtedness or public or private sales of equity securities.

South Bend and Indianapolis, Indiana and Troy, Michigan lease agreements

In March, April and May 2008, the Company entered into 20-year net lease agreements relating to restaurants it opened or anticipates opening subsequent to the end of the second quarter of fiscal year 2008 in South Bend and Indianapolis, Indiana and Troy, Michigan, respectively, under the terms specified in the development agreement with Dunham for the development of restaurants.  The restaurants were constructed or will be constructed for the Company on a build-to-suit basis.  Basic terms of the leases include annual rent equal to

10.5% of the construction cost plus the land lease and contingent rent based on a percentage of revenue.  The base rent will escalate 10% at the end of each five-year period.  The term of each lease commenced or will commence when operations begin and the Company will be responsible for any real-estate taxes and all operating costs.  Rental costs associated with the operating lease incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of each lease.

Development agreement with United Properties Investment LLC (“United Properties”)

In April 2008, the Company entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012.  As the Company’s new developer, United Properties will be responsible for all costs related to the land and building of each restaurant.  The annual lease rate for fee-simple land and building developments will be 9.5% and the Company will have the right of first offer to purchase these restaurants.  Additionally, in the event United Properties sells one of the buildings that it develops for the Company at an amount in excess of the threshold agreed to by the parties in the agreement, then the Company will share in the profits of that sale.  The Company assumes no liability in the event United Properties sells a building at a loss.  The Company is not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  The Company can, however, use another developer if United Properties declines to build a particular restaurant.

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

10.       Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   As of June 24, 2008, options to purchase 306,500 shares of common stock were outstanding under the plan, which expired July 28, 2007.  All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

As of June 24, 2008, options to purchase 300,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan (“DSOP”), which expired July 29, 2007.  Under this plan, the Company automatically granted an option to each outside director on the date such person became a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  On May 2, 2007, the Company’s board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 15,000 shares of common stock per year should continue to be made to each non-employee director on the anniversary of his election to the Board under the 2002 Equity Incentive Plan.  The board further resolved that such awards are to have the same terms and conditions as those made under the DSOP; provided, however, that they are to be exercisable for a period of ten years rather than five years.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of June 24, 2008 was 2,649,743, of which 772,743 shares remained available for future issuance and options to purchase 1,801,300 shares were outstanding.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of June 24, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 26, 2006	1,595,000	$3.70	6.1 years
Granted	824,000	$4.82	7.3 years
Exercised	(36,200)	$1.52
Forfeited	(110,000)	$4.63
Outstanding at December 25, 2007	2,272,800	$4.10	6.7 years

Granted	370,000	$2.16	9.9 years
Exercised	(15,000)	$2.27	—
Forfeited	(175,000)	$4.24	—
Outstanding at June 24, 2008	2,452,800	$3.80	6.0 years	$38,265

Options exercisable at December 25, 2007	1,507,304	$3.71	5.7 years
Options exercisable at June 24, 2008	1,505,802	$3.84	4.7 years	$37,665

Weighted-average fair value of options granted during 2008	$1.30

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on June 24, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 24, 2008.  As of June 24, 2008, there was approximately $874,435 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $286,142 is expected to be recognized during the remainder of fiscal year 2008, $395,093 in fiscal year 2009, $125,675 in fiscal year 2010, $53,944 in fiscal year 2011 and $13,581 in fiscal year 2012.

The following table summarizes information about stock options outstanding at June 24, 2008:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	6/24/2008	Contractual Life	Exercise Price	6/24/2008	Exercise Price

$1.00 - $2.00	161,500	5.1 years	$1.73	121,500	$1.65
$2.01 - $3.00	516,000	7.9 years	$2.28	165,000	$2.42
$3.01 - $4.00	703,000	4.9 years	$3.77	587,001	$3.81
$4.01 - $5.00	607,300	6.4 years	$4.37	492,300	$4.40
$5.01 - $6.00	315,000	3.7 years	$5.21	90,000	$5.27
$6.01 - $7.00	150,000	8.8 years	$6.20	50,001	$6.20
Total	2,452,800	6.0 years	$3.80	1,505,802	$3.84

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

In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share.  On May 12, 2008, all such warrants expired unexercised.

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $8.5 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 1,045,844 shares of common stock at an exercise price of $5.00 per share.  The Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  As of June 24, 2008, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to the Company’s placement agent. As of June 24, 2008, none of such warrants had been exercised.

During the first half of fiscal year 2008, no warrants were issued, warrants for the purchase of an aggregate of 73,835 shares were exercised and warrants for the purchase of an aggregate of 35,000 shares were forfeited.  As of June 24, 2008, warrants for the purchase of an aggregate of 1,453,772 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $5.29 per share.

12.  Subsequent Events

In July 2008, DHW purchased and leased to the Company equipment at two of its restaurants under the terms and conditions of the Equipment Lease Commitment the Company entered into with DHW in December 2007.  The value of the equipment financed at each restaurant is approximately $1.0 million.  The annual interest rate on one five-year lease is 10.55%.  The Company will pay 10.3% annual interest on the other lease for 12 months, at which time the interest rate will be locked in at the then 5-year Treasury bill rate plus 8.3%.  The Company has the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.  While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders, he will not receive a guarantee fee or other payment in connection with this DHW financing.

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

Overview

We are a Modern American upscale casual restaurant chain. As of July 29, 2008, we operated 26 restaurants in 12 Midwestern states, substantially all of which feature on-premises breweries and operate under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06

13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06
18	Madison, Wisconsin	Dec-06
19	Rockford, Illinois	Jul-07
20	Rogers, Arkansas	Oct-07
21	East Peoria, Illinois	Oct-07
22	Orland Park, Illinois	Dec-07
23	St. Louis, Missouri	Jan-08
24	Ft. Wayne, Indiana	Jan-08
25	Toledo, Ohio	Feb-08
26	South Bend, Indiana	Jul-08

We operate a centrally-located beer production facility in Ellsworth, Iowa which facilitates the initial stage of our patented brewing process.  We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Additionally, having a common starting point, the beer production creates consistency of taste for our product from unit to unit.  The initial product produced at our beer production facility is transported by truck to the fermentation vessels at each of our restaurants where the brewing process is completed. In 2007, we were granted a patent by the United States Patent Office for this brewing process.  We believe that our current beer production facility, which opened in June 2005, has the capacity to service up to 35 restaurant locations.

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

We utilize a new store opening team which consists of experienced restaurant managers who are dedicated to the opening of our new restaurants.  This team generally arrives at a new restaurant site two to three months in advance of the restaurant opening date and coordinates all staffing and training matters for that new restaurant.  However, due to opening six restaurants in a period of approximately 120 days in the last quarter of 2007 and first quarter of 2008, the team was not able to train at each location for our typical two to three-month time period in connection with our most recent openings.  We believe that a dedicated team delivers a more disciplined opening process and ensures adherence to our company’s exacting standards and culture.  In the third quarter of 2008, we initiated a greater involvement of our district operators in our store openings to enhance the opening process and provide more consistency of training.  Additionally, we are committed to balance store opening schedules in the future to avoid clustering of store openings in a short period of time.

We have developed our restaurants using proceeds from the sale of our securities, building and equipment financing and cash flow from operations.  We built units 4-9, 11-14 and 16-26 based upon the prototype we developed in early 2003.  In 2004 and 2005, we retrofitted units 1-3 to conform to this prototype model. In 2005 and 2006, we developed units 10 and 15, respectively, which were conversions of existing restaurants.  With the exception of units 1-3 and 15, we developed all of our units under our multi-site development agreement with Dunham Capital Management, L.L.C. (“Dunham”), a commercial developer that provides us with construction management and financing for new restaurants.  Under the development agreement, we lease the land and building of each restaurant developed by Dunham.

In April 2008, we entered into a development agreement with United Properties Investment LLC (“United Properties”) for the development of up to 22 restaurants to be built between 2009 and 2012.  As our new developer, United Properties will be responsible for all costs related to the land and building of each restaurant.  The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved.  We will lease each restaurant developed under this agreement from United Properties.

We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, nutritional concerns and discretionary spending patterns, competitive factors, the skill and experience of our restaurant-level management teams and weather conditions.

We expect the timing of new restaurant openings to have a significant impact on restaurant revenues and costs.  We believe we will incur the most significant portion of pre-opening costs associated with a new restaurant within the two months immediately preceding, and the month of, the opening of such restaurant.

The thirteen and twenty-six weeks ended June 24, 2008 included 325 and 635 restaurant weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  The thirteen and twenty-six weeks ended June 26, 2007 included 234 and 468 restaurant weeks, respectively.  The source of the additional restaurant weeks in fiscal year 2008 is shown in the following chart:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
Location	June 24, 2008	June 24, 2008
Rockford, Illinois	13	26
Rogers, Arkansas	13	26
East Peoria, Illinois	13	26
Orland Park, Illinois	13	26
St. Louis, Missouri	13	23
Ft. Wayne, Indiana	13	21
Toledo, Ohio	13	19
Total Additional Restaurant Weeks	91	167

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen and twenty-six weeks ended June 24, 2008 and June 26, 2007.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24,	June 26,	June 24,	June 26,
	2008	2007	2008	2007

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	30.3	29.9	30.8	29.8
Labor	37.0	35.5	38.0	35.9
Direct restaurant operating	14.2	13.5	14.5	13.5
Occupancy	6.4	6.0	6.4	6.2
Total cost of sales	87.9	84.9	89.7	85.4

Pre-opening	1.0	2.3	1.7	1.4
General and administrative	11.1	10.3	11.2	9.9
Depreciation and amortization	6.4	6.1	6.5	6.1

Operating loss	(6.4)	(3.6)	(9.1)	(2.8)

Interest:
Income	0.0	0.4	0.1	0.3
Expense	(6.6)	(4.6)	(6.4)	(5.2)
Net interest expense	(6.5)	(4.3)	(6.3)	(4.9)

Net loss	(13.0)%	(7.8)%	(15.4)%	(7.8)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.

Results of operations for the thirteen and twenty-six weeks ended June 24, 2008 and June 26, 2007

Revenue

We generated $25,098,838 and $18,453,954 of revenue during the second quarters of 2008 and 2007, respectively.  This 36.0% increase was primarily the result of 91 additional operating weeks, which is the sum of the actual number of weeks each restaurant operated, due to the seven restaurants that opened in late 2007 and early 2008.  Comparable restaurant revenue, which included restaurants in operation over 18 months, increased 0.5% from the second quarter of 2007 to the second quarter of 2008 primarily due to a price increase of approximately 4%, partially offset by a decrease in guest traffic.  Average weekly revenue per comparable restaurant increased $388 from $79,862 in the second quarter of 2007 to $80,250 in the second quarter of 2008.

During the first half of fiscal years 2008 and 2007, we generated revenue of $49,118,323 and $36,636,146, respectively.  The 34.1% increase in first half revenue was primarily the result of the additional restaurant operating weeks related to the seven restaurants that opened during the second half of 2007 and first quarter of 2008.  The first half of 2008 included 635 restaurant operating weeks, while the first half of 2007 included 468 operating weeks.  Comparable restaurant revenue increased 1.1% in the first half of 2008 over the first half of 2007.  The increase in comparable restaurant revenue was due primarily to a price increase partially offset by a decrease in guest traffic.  Average weekly revenue per comparable restaurant increased $859 from $79,096 in the first half of 2007 to $79,955 in the first half of 2008.

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

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, increased 0.4% to 30.3% in the second quarter of 2008 from 29.9% in the second quarter of 2007.  Such costs increased 1.0% as a percentage of revenue to 30.8% in the first half of 2008 from 29.8% in the first half of 2007.  The increases were primarily due to new store-openings and the increase in the cost of dairy, chicken, beef, bread, general groceries, soft drinks and beer.  In order to offset these increases in commodity costs, we have taken steps to increase our oversight of inventory and kitchen management.  Additionally, we believe the price increase of approximately 4.0% which became effective in March 2008 will continue to help address such commodity price increases.  We will continue to monitor our prices in an effort to address future commodity price increases.

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

Our labor costs, as a percentage of revenue, increased 1.5% to 37.0% in the second quarter of 2008 from 35.5% in the second quarter of 2007.  Such costs increased 2.1% as a percentage of revenue to 38.0% in the first half of 2008 to 35.9% in the first half of 2007.  These increases were due primarily to new store-openings and minimum wage increases, turnover and the addition of a new position at each restaurant to oversee inventory and kitchen management in an effort to address the increases in commodity costs.  Although the immediate effect of these personnel additions was to increase labor costs, we believe we will realize an overall decrease in costs of goods in the long term that will more than offset this labor cost increase.

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

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expense as a percentage of revenue increased 0.7% to 14.2% in the second quarter of 2008 from 13.5% in the second quarter of 2007.  Such costs increased 1.0% as a percentage of revenue to 14.5% in the first half of 2008 from 13.5% in the first half of 2007.  These increases were primarily due to new store-openings as well as increased cost of utilities and expenses related to repair and maintenance at our mature properties.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.4% as a percentage of revenue to 6.4% in the second quarter of 2008 from 6.0% in the second quarter of 2007.  Such costs increased 0.2% as a percentage of revenue to 6.4% in the first half of 2008 from 6.2% in the first half of 2007.  While rent expense and property tax costs increased slightly, they were offset in part by a decrease in property and casualty insurance.

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

Pre-opening costs decreased $169,640 to $246,701 in the second quarter of 2008 from $416,341 in the second quarter of 2007.  Such costs increased $317,892 to $830,074 in the first half of 2008 from $512,182 in the first half of 2007.  Included in such expense was $268,693 and $138,134 of non-cash rental costs incurred during construction periods in the first half of 2008 and 2007, respectively.  Additional pre-opening costs in 2008 consisted primarily of costs related to the three restaurants we opened in the first quarter, while pre-opening costs in the first half of 2007 represented primarily costs related to the four restaurants we opened in the second half of that year.

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

General and administrative expense increased $872,721 to $2,780,362 in the second quarter of 2008 from $1,907,641 in the second quarter of 2007.  Such expense increased $1,840,941 to $5,484,887 in the first half of

2008 from $3,646,946 in the first half of 2007.  As a percentage of revenue, general and administrative expenses increased 0.8% in the first quarter of 2008 and 1.3% in the first half of 2008 over the respective periods in 2007.  The primary sources of such increases were expenses related to recruiting, relocation and consulting costs, as well as accounting services and marketing expense.  We undertook an ambitious recruiting plan to upgrade our overall restaurant management teams, particularly in our Kansas/Missouri markets.  These increases were partially offset by decreases in insurance, non-cash stock-based compensation and an adjustment of $169,242 for the portion of our gift card obligation for which we believe the likelihood of redemption is remote.  Non-cash stock based compensation included in general and administrative expense was $118,671 and $258,155 in the second quarters of 2008 and 2007, respectively, and $222,256 and $384,391 in the first half of 2008 and 2007, respectively.

As we continue to expand our restaurant chain, we will closely monitor our general and administrative expense while seeking to preserve an infrastructure that remains suitable for our anticipated growth.  We plan to add personnel as needed, specifically district operators, to provide better oversight of operations and we plan to continue to improve our recruiting, training and retention initiatives.  While our general and administrative expense may increase in the near term as many of our new recruits complete their training, we expect such expense will decrease as a percentage of revenue in the long term due to economies of scale.

Depreciation and amortization

Depreciation and amortization expense increased $491,006 to $1,613,411 in the second quarter of 2008 from $1,122,405 in the second quarter of 2007.  Such expense increased $932,329 to $3,175,057 in the first half of 2008 from $2,242,728, due principally to the additional depreciation related to new restaurants.  As a percentage of revenue, depreciation increased 0.3% in the second quarter of 2008 and 0.4% in the first half of 2008 over the respective periods in 2007.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense increased $793,414 to $1,651,127 in the second quarter of 2008 from $857,713 in the second quarter of 2007.  Such expense increased $1,236,675 to $3,139,953 in the first half of 2008 from $1,903,278 in the first half of 2007.  The increases were due to additional capital leases as a result of new restaurants.  Interest income decreased $59,971 in the second quarter of 2008 and $77,239 in the first half of 2008 over the respective periods in 2007 due to the reduction of cash on hand.

Liquidity and capital resources

As of June 24, 2008, we had $3,766,559 of cash and a working capital deficit of $6,056,050 compared to $7,076,835 of cash and a working capital deficit of $3,668,297 at December 25, 2007.

During the twenty-six weeks ended June 24, 2008, we used $3,766,418 of net cash in operating activities and $2,649,238 of net cash to purchase equipment and other assets primarily related to the restaurants we opened in the first quarter of 2008 and our restaurant in South Bend, Indiana. We made payments aggregating $929,106 on our debt and capital lease obligations, received $4.0 million in proceeds from capital lease obligations and received $34,486 of net cash through the exercise of stock options.  During the first and second quarters of 2008, our cash used in operations was $2,722,787 and $1,043,631, respectively.  The decrease in cash used in operations was primarily the result of the reduction of costs of sales as a percentage of revenue to 87.9% in the second quarter of 2008 compared to 91.6% in the first quarter of 2008.

During the twenty-six weeks ended June 26, 2007, we used $276,530 of net cash in operating activities, $2,293,116 of net cash to purchase equipment and other assets, and made payments aggregating $6,643,007 on our debt and capital lease obligations.  Additionally, during the first quarter of 2007, we received net cash of $12,788,108 from the issuance of our common stock.

In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012.  As our new developer, United Properties will be responsible for all costs related to the land and building of each restaurant.  The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved.  We will lease each restaurant developed under this agreement from United Properties.

We intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our restaurant prototype as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototype to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.  We have signed lease agreements for a location in South Bend, Indiana which we opened July 29, 2008, a location in Indianapolis, Indiana which we intend to open in October 2008 and a location in Troy, Michigan which we anticipate opening in early 2009.

Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $ $1.1 million for each new restaurant.  We anticipate that our new restaurants will require an investment by our developer of approximately $1.8 million to $2.3 million for the building and approximately $1.2 million to $1.5 million for the purchase of the land.  We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

Pursuant to the terms of some of our lease agreements, the developer of that site receives a construction allowance from the landlord which, in turn, is passed on to us as a reduction in the construction cost of a new restaurant.  Landlord contributions received related to restaurants developed in 2007 and 2008 ranged from $1.0 million to $1.5 million per location.  Our net capital investment is lower for a restaurant that receives a landlord contribution.  In some instances we elected to use our own cash for a portion of the building costs, resulting in lower minimum lease payments.

To finance restaurant openings in 2008, we entered into a master equipment lease with DHW Leasing, L.L.C. (“DHW”) in December 2007.  Details regarding such arrangement appear below under the caption “Commitments—Capital Leases.”

We will need to expend significant capital in connection with our expansion plans.  Utilizing the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $6.0 million lease financing remained available to us as of July 29, 2008, as well as expected cash flows from operations, we believe that we will have sufficient funds to complete our currently-planned restaurant openings through 2009 and maintain sufficient working capital for our operations.  If we deviate from our planned openings, experience a change in our cost of capital, are unable to obtain developer financing or landlord contributions, experience adverse sales trends or are unable to generate positive cash flow, we may require further funding sooner than anticipated.  We are exploring opportunities to reduce our cash usage per restaurant by utilizing sites that offer lower costs of capital and real estate funding.  If our available sources of liquidity are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds in the future through the incurrence of indebtedness or public or private sales of equity securities.  We continue to pursue additional debt financing alternatives in order to solidify our expansion plans.  If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.

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

Commitments

Capital Leases:

As of June 24, 2008, we operated 23 restaurants under capital lease agreements.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, six in 2026, four in 2027 and the remaining three in 2028, all with renewable options for additional periods.  Twenty-one of these lease agreements originated with Dunham.  Under 13 of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

In August 2006, we entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which we could “finance lease” up to $3,000,000 of equipment purchases for three restaurant locations.  As of June 24, 2008, we had entered into three lease schedules and amendments to this master lease, pursuant to which we are leasing equipment for three locations for an initial lease term ranging from 36 to 39 months.  The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million and the annual interest rate on each ranges from 12.9% to 19.6% annually.  We have provided Carlton with refundable security deposits aggregating $251,165 as well as a security interest in certain other equipment.  At the end of each initial lease term, we may (a) purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to the greater of (1) the fair market value of the equipment, or (2) 15% of the original cost of the equipment, or (b) renew such lease for 12 months at a monthly lease payment of approximately one-half of the original monthly payment and take ownership of the equipment thereafter for $1.00.  Steven J. Wagenheim, our president, chief executive officer and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee.  The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.

In December 2007, we entered into an Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants.  Under the terms of the Equipment Lease Commitment, DHW agreed to purchase and lease to us equipment costing up to $16.0 million.  Each five-year lease is intended to be for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant.  Payments due DHW have an interest rate equal to the DHW bank base rate plus 4.8%.  Principal payments on the amounts borrowed depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW.  The lease financing is subject to the availability of financing commitments to DHW from its lenders.  We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.  We are not obligated to enter into any equipment leases with DHW, although we intend to enter into equipment leases with DHW for the foreseeable future.  DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham.  While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders, he does not receive a guarantee fee or other payment in connection with this DHW financing.  As of July 29, 2008, DHW had purchased and leased to us equipment at 10 of our restaurants under this Equipment Lease Commitment.  The value of the equipment financed at each restaurant is approximately $1.0 million and the current annual interest rate on each lease ranges from 10.3% to 12.3%.

In June 2007, we entered into a lease for an energy optimization system at our Maple Grove restaurant for approximately $30,000.  This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

As of June 24, 2008, we had entered into three 20-year net lease agreements under the terms specified in the development agreement with Dunham relating to restaurant properties in South Bend and Indianapolis, Indiana and Troy, Michigan.  The land portion of these leases will be classified as an operating lease while the building portion of these leases will be classified as a capital lease.  Basic terms of the leases include annual rent equal to 10.5% of the construction cost plus the land lease and contingent rent based on a percentage of revenue.  The base rent will escalate 10% at the end of each five-year period.  The term of each lease commenced or will commence when operations begin and the Company will be responsible for any real-estate taxes and all operating costs.  Rental costs associated with the operating lease incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of each lease.

Operating Leases:

The land portions of the 23 property leases referenced above, 21 of which originated with Dunham, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  In addition to such property leases, we have obligations under the following operating leases:

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

In March, April and May 2008, we entered into 20-year net lease agreements relating to restaurants we opened or anticipate opening subsequent to the end of the second quarter of 2008 in South Bend and Indianapolis, Indiana and Troy, Michigan, respectively.  Each lease agreement was entered into under the terms specified in the development agreement with Dunham.  The restaurants were constructed or will be constructed for us on a build-to-suit basis.  Basic terms of the leases include annual rent equal to 10.5% of the construction cost plus the land lease and contingent rent.  The base rent will escalate 10% at the end of each five-year period.  The term of each lease commenced or will commence when operations begin and we are responsible for any real-estate taxes and all operating costs.  Rental costs associated with each operating lease incurred during the construction period are recognized as pre-opening costs and escalating rent will be recognized as expense on a straight-line basis over the term of each lease.

Personal Guaranties

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness.  Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement for which our board of directors agreed to compensate him.  The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period.  During the first half of 2008 and 2007, we recorded $49,731 and $49,927 of such compensation in general and administrative expense, respectively.  We paid $30,000 of such compensation in the first half of 2008 and no such compensation in the first half of 2007.

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

Employment Agreements:

In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our president and chief executive officer, who also is one of our directors.  In April 2007, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007, cash incentive compensation for 2007 ranging from $0 to $197,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock.  In addition to annual compensation terms and other provisions, the agreement includes change in control provisions that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  Our company and Mr. Wagenheim have agreed to continue operating under the terms of this agreement until such time a new agreement becomes effective.

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

Development Agreements:

In October 2002, we entered into a development agreement with Dunham for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, LLC, a beneficial owner of approximately one percent of our securities.  The agreement gave Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  As of July 29, 2008, 22 restaurants had been constructed for us under this development agreement and we had signed two additional lease agreements for restaurants to open later this year.  Dunham also has the right to sell the underlying land and building to third parties or assign these leases.  As of July 29, 2008, Dunham had sold four of our restaurant sites to third parties.  The assignment or sale of a lease by Dunham has had no material impact on our company.

In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012.  As our new developer, United Properties will be responsible for all costs related to the land and building of each restaurant.  The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved.  The annual lease rate for fee-simple land and building developments will be 9.5% and we will have the right of first offer to purchase these restaurants.  Additionally, in the event United Properties sells one of the buildings that it develops for us at an amount in excess of the threshold agreed to by the parties in the agreement, then we will share in the profits of that sale.  We assume no liability in the event United Properties sells a building at a loss.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can, however, use another developer if United Properties declines to build a particular restaurant.

Off- balance sheet arrangements:

It is not our business practice to enter into off-balance sheet arrangements.

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of June 24, 2008 and the time frame within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Years Thereafter
Long-term debt, principal	$1,881,400	$143,776	$601,337	$1,136,287	$—
Interest on long-term debt	410,347	83,733	258,494	68,120	—
Capital lease obligations, including interest	148,627,900	4,341,441	19,857,288	20,102,014	104,327,157
Operating lease obligations, including interest	74,380,515	1,824,173	7,910,765	7,891,185	56,754,394
Loan guarantee	189,077	67,609	58,363	21,144	—
Total obligations	$225,489,240	$6,460,733	$28,686,246	$29,218,748	$161,081,551

Certain amounts do not sum due to rounding.

Based on our cash position at June 24, 2008, the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $6.0 million lease financing remained available to us as of July 29, 2008, as well as cash generated from operations, we believe that we will have sufficient capital to meet our current obligations.

Recent accounting pronouncements:

See “Recent accounting pronouncements” section of Note 1 to our condensed consolidated financial statements for a summary of recent accounting standards.

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

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Extreme fluctuations in commodity prices and/or long-term changes could have an adverse affect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  Although a large national distributor is our primary supplier of food, substantially all of our food and supplies is available from several sources, which helps to control commodity price risks.  Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to food product price increases.  If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 24, 2008, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 24, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GRANITE CITY FOOD & BREWERY LTD.

Date:	August 4, 2008	By:	/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer
(As Principal Financial Officer and Duly Authorized Officer of Granite City Food & Brewery Ltd.)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 000-29643)).

3.2	Amended and Restated Bylaws of the Company, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

10.1

Development Agreement between United Properties Investment LLC and the Company, dated April 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q, filled on May 5, 2008 (File No. 000-29643)).

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