Form 10-Q
period 2008-09-30
GRANITE CITY FOOD & BREWERY LTD
filed 2008-11-10
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes ☐      No ☒

As of November 5, 2008, the issuer had outstanding 16,197,849 shares of common stock.

i

PART I         FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 25, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$2,055,548	$7,076,835
Inventory	820,428	827,370
Prepaids and other	1,354,140	519,505
Total current assets	4,230,116	8,423,710

Prepaid rent, net of current portion	471,108	514,503
Property and equipment, net	77,525,386	72,410,886
Intangible and other assets	1,269,122	1,061,691
Total assets	$83,495,732	$82,410,790

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,941,615	$3,628,444
Accrued expenses	4,440,562	6,473,894
Accrued exit or disposal costs, current portion	24,567	—
Deferred rent, current portion	188,716	195,707
Long-term debt, current portion	308,563	284,620
Capital lease obligations, current portion	2,610,755	1,509,342
Total current liabilities	9,514,778	12,092,007

Accrued exit or disposal costs, net of current portion	827,579	—
Deferred rent, net of current portion	2,649,712	2,189,278
Long-term debt, net of current portion	1,502,894	1,732,416
Capital lease obligations, net of current portion	62,692,535	48,719,728
Total liabilities	77,187,498	64,733,429

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,197,849 and 16,158,945 shares issued and outstanding at September 30, 2008 and December 25, 2007, respectively	161,978	161,589
Additional paid-in capital	43,706,816	43,264,493
Accumulated deficit	(37,560,560)	(25,748,721)
Total shareholders’ equity	6,308,234	17,677,361

Total liabilities and shareholders’ equity	$83,495,732	$82,410,790

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fourteen Weeks Ended September 30, 2008	Thirteen Weeks Ended September 25, 2007	Forty Weeks Ended September 30, 2008	Thirty-nine Weeks Ended September 25, 2007

Restaurant revenues	$25,483,423	$19,584,040	$74,601,745	$56,220,186

Cost of sales:
Food, beverage and retail	7,580,660	5,969,981	22,705,868	16,889,600
Labor	9,117,270	7,046,217	27,767,400	20,197,394
Direct restaurant operating	3,817,757	2,835,314	10,913,287	7,720,949
Occupancy	1,472,968	1,210,113	4,637,939	3,485,007
Total cost of sales	21,988,655	17,061,625	66,024,494	48,292,950

Pre-opening	498,744	732,679	1,328,812	1,244,861
General and administrative	2,735,500	2,055,411	8,206,848	5,699,354
Depreciation and amortization	1,640,343	1,159,886	4,815,399	3,402,613
Exit or disposal activities	1,119,545	—	1,119,545	—
Other	53,768	10,399	105,138	58,910

Operating loss	(2,553,132)	(1,435,960)	(6,998,491)	(2,478,502)

Interest:
Income	3,231	87,130	28,477	189,616
Expense	(1,701,871)	(910,637)	(4,841,825)	(2,813,915)
Net interest expense	(1,698,640)	(823,507)	(4,813,348)	(2,624,299)

Net loss	$(4,251,772)	$(2,259,467)	$(11,811,839)	$(5,102,801)

Loss per common share, basic	$(0.26)	$(0.14)	$(0.73)	$(0.33)

Weighted average shares outstanding, basic	16,197,849	16,038,302	16,192,844	15,329,517

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Forty Weeks Ended September 30, 2008	Thirty-nine Weeks Ended September 25, 2007

Cash flows from operating activities:
Net loss	$(11,811,839)	$(5,102,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,779,634	3,375,788
Other amortization	35,765	26,825
Stock option compensation expense	413,646	786,994
Loss on disposal of property and equipment	105,138	89,525
Loss on exit or disposal activities	986,613	—
Deferred rent	453,443	514,380
Changes in operating assets and liabilities:
Inventory	6,942	(25,992)
Prepaids and other	(791,240)	(75,502)
Accounts payable	(414,946)	(162,028)
Accrued expenses	(2,033,332)	(790,806)
Net cash used in operating activities	(8,270,176)	(1,363,617)

Cash flows from investing activities:
Purchase of:
Property and equipment	(2,862,173)	(5,634,505)
Intangible and other assets	(436,096)	(16,395)
Net cash used in investing activities	(3,298,269)	(5,650,900)

Cash flows from financing activities:
Payments on capital lease obligations	(1,276,329)	(6,787,174)
Proceeds from capital leases	8,000,000	—
Payments on long term-debt	(205,579)	(182,037)
Net proceeds from issuance of stock	29,066	12,795,966
Net cash provided by financing activities	6,547,158	5,826,755

Net decrease in cash	(5,021,287)	(1,187,762)
Cash and cash equivalents, beginning	7,076,835	7,671,750
Cash and cash equivalents, ending	$2,055,548	$6,483,988

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$8,526,868	$2,312,088
Property and equipment and intangibles purchased and included in accounts payable	$1,271,883	$2,634,067

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fourteen and Forty weeks ended September 30, 2008 and

Thirteen and Thirty-nine weeks ended September 25, 2007

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The first Granite City restaurant opened in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of September 30, 2008, the Company operated 25 restaurants.  The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

The Company’s expansion strategy focuses on development of restaurants in markets where management believes the Company’s concept will have broad appeal and attractive restaurant-level economics.

Principles of consolidation and presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These statements include the accounts and operations of the Company and its subsidiary corporations under which its Kansas locations are operated.  Fifty-one percent of the stock of each of the subsidiary corporations is owned by a resident of Kansas and the Company owns the remainder of the stock of each subsidiary corporation.  Each resident-owner of the stock of these entities has entered into a buy-sell agreement with each corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the corporation upon certain events, including termination of employment (if employed by the Company) or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state.  The Company has entered into a master agreement with each separate subsidiary corporation that permits the operation of the restaurants and leases to each corporation the Company’s property and facilities.  Each corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from its operations.  The Company has determined that the foregoing ownership structure will cause these separate corporations to be treated as variable interest entities in which the Company has a controlling financial interest for the purpose of Financial Accounting Standards Board (“FASB”) Interpretation 46(R), Consolidation of Variable Interest Entities.  As such, the corporations are consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in those separate corporations.  Also included in the Company’s consolidated financial statements are other wholly-owned subsidiaries.  All references to the Company in these notes to the condensed consolidated financial statements relate to the consolidated entity.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of September 30, 2008 and the results of operations for the interim periods ended September 30, 2008 and September 25, 2007 have been included.

The balance sheet at December 25, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2007, filed with the Securities and Exchange Commission on March 10, 2008.

The results of operations for the fourteen and forty weeks ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

Reclassifications

Certain minor reclassifications have been made to the financial statements for the third quarter and first three quarters of 2007 in order for them to conform to the presentation of the financial statements for the third quarter and first three quarters of 2008.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash at financial institutions in Minnesota, South Dakota, Kansas and Indiana.  At times, the bank balances exceed limits insured by federal agencies.

Stock-based compensation

The Company records stock-based compensation in accordance with the provisions of FASB Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107, Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the first three quarters of 2008 and 2007:

	Forty Weeks Ended September 30, 2008	Thirty-nine Weeks Ended September 25, 2007

Weighted average risk-free interest rate	3.62% - 4.25%	4.63% - 5.00%
Expected life of options	10 years	5 - 10 years
Expected stock volatility	40.53% - 47.38%	30.01% - 40.10%
Expected dividend yield	None	None

Earnings (loss) per share

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the interim period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses.  Calculations of the Company’s net loss per common share for the fourteen and forty weeks ended September 30, 2008 and the thirteen and thirty-nine weeks ended September 25, 2007 are set forth in the following table:

	Fourteen	Thirteen	Forty	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30,	September 25,	September 30,	September 25,
	2008	2007	2008	2007

Net loss	$(4,251,772)	$(2,259,467)	$(11,811,839)	$(5,102,801)
Loss per common share, basic	$(0.26)	$(0.14)	$(0.73)	$(0.33)
Weighted average shares outstanding, basic	16,197,849	16,038,302	16,192,844	15,329,517

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 became effective for financial statements issued for the Company’s fiscal year 2008, subject to a one-year delay for nonfinancial assets.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings, providing SFAS 157 is also adopted.  In October 2008, FASB issued Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  The adoption of SFAS 157 and SFAS 159 and implementation of FAS 157-3 has not had, nor does management expect it to have, a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,

“Goodwill and Other Intangible Assets” (“SFAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

2.              Fair value of financial instruments

At September 30, 2008 and December 25, 2007, the fair value of cash and accounts payable approximate their carrying value due to the short-term nature of the instruments.  The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Restaurant closing and asset impairment charges

On August 19, 2008, the Company ceased operations at its Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  Management believes the closure of this restaurant will allow the Company to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies, cash flow and income.  The Company is working to find a replacement tenant for the location, for which it is bound by a 20-year net lease.  Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of approximately $57,700, costs incurred for early contract termination of approximately $4,580 and costs to close and maintain the facility of approximately $70,652.  Until the Company is able to find a replacement tenant, it will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a non-cash lease termination liability of $852,146 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  During the third quarter of 2008, the Company recorded a non-cash impairment charge of $134,467 related to the write-off of the carrying value of the restaurant equipment at the Rogers location.  The amount of this write-off is equal to the difference between the net book value of the equipment and the expected future cash flows generated by leasing the equipment to a replacement tenant.  The following is a reconciliation of the beginning and ending balances of the Rogers exit activity:

Accrued exit or disposal costs at December 25, 2007	$—
Costs incurred and charged to expense	985,078
Payments	(132,932)
Accrued exit or disposal costs at September 30, 2008	$852,146

All costs related to the closing of the Rogers restaurant, including the asset impairment charge, aggregated $1,119,545 and are reflected on the Company’s income statement as “exit or disposal activities”.

4.              Non-current assets

Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets.  The cost of leasehold improvements is depreciated over the initial term of the related lease.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  The following is a summary of the Company’s property and equipment at September 30, 2008 and December 25, 2007:

	September 30, 2008	December 25, 2007
Land	$18,000	$18,000
Buildings	55,020,656	46,238,741
Leasehold improvements	9,065,324	8,516,291
Equipment and furniture	31,866,844	26,133,376
Construction in progress*	231,919	5,540,980
	96,202,743	86,447,388
Less accumulated depreciation	(18,677,357)	(14,036,502)
	$77,525,386	$72,410,886

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	September 30, 2008	December 25, 2007
Leasehold improvements for future locations	$130,000	$240,000
Building and equipment at future locations	$100,000	$5,300,000

Intangible and other assets

Intangible and other assets consisted of the following:

	September 30, 2008	December 25, 2007
Intangible assets:
Liquor licenses	$510,865	$331,415
Trademarks	140,141	137,601
Other assets:
Capitalized loan costs	238,421	199,912
Security deposits	547,600	524,903
	1,437,027	1,193,831

Less accumulated amortization	(167,905)	(132,140)
	$1,269,122	$1,061,691

5.        Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2008	December 25, 2007
Payroll related	$1,146,968	$2,472,513
Deferred revenue from gift cards	1,058,505	2,103,294
Sales taxes	768,637	692,758
Interest	81,503	399,387
Real estate taxes	703,784	212,950
Other	681,165	592,992
	$4,440,562	$6,473,894

6.        Deferred rent payable

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

Deferred rent payable

	September 30, 2008	December 25, 2007
Difference between minimum rent and straight-line rent	$2,458,883	$1,961,283
Contingent rent expected to exceed minimum rent	43,156	64,813
Tenant improvement allowance	336,389	358,889
	$2,838,428	$2,384,985

7.  Long-term debt

As of September 30, 2008, the Company had two outstanding long-term loans with an independent financial institution, the proceeds of which it used to purchase equipment for its restaurants in Des Moines and Davenport, Iowa.  These loans are secured only by the personal property and fixtures at the respective locations.  In addition to these two loan agreements, the Company has a long-term loan outstanding with the same independent financial institution secured by the tangible personal property and fixtures at the Fargo, North Dakota restaurant.  Such loan is guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.  As of September 30, 2008 and December 25, 2007, the balances, interest rates and maturity dates of these loans were:

	September 30, 2008	December 25, 2007
Des Moines
Loan balance	$257,644	$345,295
Annual interest rate	10.25%	10.25%
Maturity date	August 27, 2010	August 27, 2010
Davenport
Loan balance	$301,053	$383,330
Annual interest rate	10.25%	10.25%
Maturity date	January 6, 2011	January 6, 2011
Fargo
Loan balance	$1,252,760	$1,288,411
Annual interest rate	8.75%	8.75%
Maturity date	August 15, 2011	August 15, 2011

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:	Long-term Debt
2008	$72,782
2009	309,913
2010	291,595
2011	1,137,167
$1,811,457

8.        Capital leases

As of September 30, 2008, the Company operated 23 restaurants under capital lease agreements, 21 of which originated with Dunham Capital Management, L.L.C. (“Dunham”), a commercial developer.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.  The Company also has a land and building lease agreement for its beer production facility.  This ten-year lease allows the Company to purchase the facility at any time for $1.00 plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be $1.00.  As such, the lease is classified as a capital lease.

On August 19, 2008, the Company ceased operations at its restaurant in Rogers, Arkansas (see Note 3).  However, the Company is currently bound by the terms of this 20-year net lease agreement entered into under the terms specified in the development agreement with Dunham.  The building portion of this lease is classified as a capital lease while the land portion is classified as an operating lease.

As of September 30, 2008, the Company had entered into two capital lease agreements related to restaurants which will commence operating subsequent to the end of the third quarter 2008.  Each of these leases originated with Dunham.  The land portion of these leases will be classified as an operating lease while the building portion of these leases will be classified as a capital lease (see Note 9).

As of September 30, 2008, the Company had capital lease agreements that it used to finance the equipment at 17 of its restaurants.  During the third quarter of 2008, the Company financed the equipment at five of those restaurants, aggregating approximately $5.0 million, under the terms and conditions of the Equipment Lease Commitment the Company entered into with DHW Leasing, L.L.C. (“DHW”) in December 2007.

Included in property and equipment are the following assets held under capital leases:

	September 30, 2008	December 25, 2007
Land	$18,000	$18,000
Building	52,512,481	44,926,945
Equipment and leasehold improvements	16,588,649	7,509,977
	69,119,130	52,454,922
Less accumulated depreciation	(9,842,333)	(5,438,454)
	$59,276,797	$47,016,468

Minimum future lease payments under all capital leases as of September 30, 2008 are:

Year ending:	Capital Leases
2008	$2,294,358
2009	10,429,342
2010	10,805,903
2011	9,591,725
2012	11,913,159
Thereafter	104,571,382
Total minimum lease payments	149,605,869
Less amount representing interest	84,302,579
Present value of net minimum lease payments	65,303,290
Less current portion	2,610,755
Long-term portion of obligations	$62,692,535

The foregoing table considers additional lease commitments commencing after September 30, 2008.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

9.        Commitments and contingencies

The Company will need to expend additional capital in connection with its long-term expansion plans.  Based on the Company’s September 30, 2008 cash position of $2.1 million, the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $3.0 million in lease financing remained available as of September 30, 2008, and expected cash flows from operations based on the current momentum of the Company’s improved operating margins, management believes the Company will have sufficient funds to complete currently-planned restaurant openings through 2009 and maintain sufficient working capital for operations.  However, the Company is evaluating its development plans in relation to the current economic environment.  To the extent management determines a more aggressive store-opening plan is appropriate to brand the company and better leverage its infrastructure, the Company may require further funding.  The amount of any such required funding would depend upon the number of openings, cost of capital, availability of developer financing or landlord-tenant improvement funding, adverse sales trends, and the Company’s ability to generate positive cash flow.  The Company is exploring opportunities to reduce its cash usage per restaurant by utilizing sites that offer lower costs of capital and real estate funding.  If sources of liquidity are insufficient to fund expected capital needs, or the Company’s needs are greater than anticipated, the Company will be required to raise additional funds in the future through the incurrence of indebtedness or public or private sales of equity securities.  The Company continues to pursue additional debt financing alternatives in order to solidify its expansion plans.  If the Company does not generate sufficient cash flow from current operations or if financing is not available to the Company, the Company will have to curtail projected growth, which could materially adversely affect its business, financial condition, operating results and cash flows.

Indianapolis, Indiana and Troy, Michigan lease agreement

In April and May 2008, the Company entered into 20-year net lease agreements relating to restaurants it anticipates opening in 2009 in Indianapolis, Indiana and Troy, Michigan, respectively, under the terms specified in the development agreement with Dunham for the development of restaurants.  The restaurants will be constructed for the Company on a build-to-suit basis.  Basic terms of the leases include annual rent equal to 10.5% of the construction cost plus the land lease and contingent rent based on a percentage of revenue.  The base rent will escalate 10% at the end of each five-year period.  The term of each lease will commence when operations begin and the Company will be responsible for any real-estate taxes and all operating costs.  Rental costs associated with the operating lease incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of each lease.

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

10.       Common stock

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

11.       Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   As of September 30, 2008, options to purchase 306,500 shares of common stock were outstanding under the plan, which expired July 28, 2007.  All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

As of September 30, 2008, options to purchase 285,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan (“DSOP”), which expired July 29, 2007.  Under this plan, the Company automatically granted an option to each outside director on the date such person became a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares.  On May 2, 2007, the Company’s board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 15,000 shares of common stock per year should continue to be made to each non-employee director on the anniversary of his election to the Board under the 2002 Equity Incentive Plan.  The board further resolved that such awards are to have the same terms and conditions as those made under the DSOP; provided, however, that they are to be exercisable for a period of ten years rather than five years.

In August 2002, the Company adopted the 2002 Equity Incentive Plan for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of September 30, 2008 was 2,649,743, of which 648,742 shares remained available for future issuance and options to purchase 1,925,301 shares were outstanding.  Although vesting schedules may vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of September 30, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 26, 2006	1,595,000	$3.70	6.1 years
Granted	824,000	$4.82	7.3 years
Exercised	(36,200)	$1.52
Forfeited	(110,000)	$4.63
Outstanding at December 25, 2007	2,272,800	$4.10	6.7 years

Granted	570,000	$2.03	9.1 years
Exercised	(15,000)	$2.27	—
Forfeited	(265,999)	$4.14	—
Outstanding at September 30, 2008	2,561,801	$3.64	6.0 years	$—

Options exercisable at December 25, 2007	1,507,304	$3.71	5.7 years
Options exercisable at September 30, 2008	1,552,139	$3.87	4.6 years	$—

Weighted-average fair value of options granted during 2008	$1.22

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008.  As of September 30, 2008, there was approximately $761,027 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $150,615 is expected to be recognized during the remainder of fiscal year 2008, $396,332 in fiscal year 2009, $134,544 in fiscal year 2010, $62,593 in fiscal year 2011 and $16,943 in fiscal year 2012.

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	9/30/2008	Contractual Life	Exercise Price	9/30/2008	Exercise Price

$0.00 - $1.00	40,000	9.9 years	$0.91	—	$—
$1.01 - $2.00	256,500	6.7 years	$1.67	121,500	$1.65
$2.01 - $3.00	529,334	7.9 years	$2.32	166,667	$2.49
$3.01 - $4.00	703,000	4.7 years	$3.77	587,001	$3.81
$4.01 - $5.00	607,300	6.2 years	$4.37	532,300	$4.39
$5.01 - $6.00	309,000	3.4 years	$5.21	94,670	$5.27
$6.01 - $7.00	116,667	8.5 years	$6.20	50,001	$6.20

Total	2,561,801	6.0 years	$3.64	1,552,139	$3.87

12.  Common stock warrants

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

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $8.5 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 1,045,844 shares of common stock at an exercise price of $5.00 per share.  The Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  As of September 30, 2008, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to the Company’s placement agent. As of September 30, 2008, none of such warrants had been exercised.

During the first three quarters of fiscal year 2008, no warrants were issued, warrants for the purchase of an aggregate of 73,835 shares were exercised and warrants for the purchase of an aggregate of 35,000 shares were forfeited.  As of September 30, 2008, warrants for the purchase of an aggregate of 1,453,772 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $5.29 per share.

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

Overview

We are a Modern American upscale casual restaurant chain. As of September 30, 2008, we operated 25 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant in operation and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06
18	Madison, Wisconsin	Dec-06
19	Rockford, Illinois	Jul-07
20	East Peoria, Illinois	Oct-07
21	Orland Park, Illinois	Dec-07
22	St. Louis, Missouri	Jan-08
23	Ft. Wayne, Indiana	Jan-08
24	Toledo, Ohio	Feb-08
25	South Bend, Indiana	Jul-08

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

Our managers are trained under the instruction of dedicated trainers and veteran managers.  Our seven to fourteen-week training program consists of both “hands on” as well as classroom training for all aspects of management.  All salaries of our managers in training and our dedicated trainers as well as all related costs incurred during the training process are recorded as a component of our general and administrative costs.

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

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  Fiscal year 2007 had 52 weeks while fiscal year 2008 will have 53 weeks.  The additional week was included in the third quarter of 2008.  As such, the quarter ended September 30, 2008 included 14 weeks while the quarter ended September 25, 2007 included 13 weeks.

The fourteen and forty weeks ended September 30, 2008 included 353 and 988 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  The thirteen and thirty-nine weeks ended September 25, 2007 included 246 and 714 operating weeks, respectively.  Because we continue to expand our operations and open new restaurants at various times throughout the year, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the fourteen and forty weeks ended September 30, 2008 and the thirteen and thirty-nine weeks ended September 25, 2007.

	Fourteen	Thirteen	Forty	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30,	September 25,	September 30,	September 25,
	2008	2007	2008	2007

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	29.7	30.5	30.4	30.0
Labor	35.8	36.0	37.2	35.9
Direct restaurant operating	15.0	14.5	14.6	13.7
Occupancy	5.8	6.2	6.2	6.2
Total cost of sales	86.3	87.1	88.5	85.9

Pre-opening	2.0	3.7	1.8	2.2
General and administrative	10.7	10.5	11.0	10.1
Depreciation and amortization	6.4	5.9	6.5	6.1
Exit or disposal activities	4.4	—	1.5	—
Other	0.2	0.1	0.1	0.1

Operating loss	(10.0)	(7.3)	(9.4)	(4.4)

Interest:
Income	0.0	0.4	0.0	0.3
Expense	(6.7)	(4.6)	(6.5)	(5.0)

Net interest expense	(6.7)	(4.2)	(6.5)	(4.7)

Net loss	(16.7)%	(11.5)%	(15.8)%	(9.1)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  In addition to those previously reported in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008, the following critical accounting policy and related estimates were utilized in the preparation of our financial statements:

Estimated Liability for Closing Restaurants

We continually evaluate the performance of each of our restaurants.  If a restaurant consistently performs poorly, we consider many factors including the demographics of the location and the likelihood of being able to improve the performance of the restaurant.  If we determine that the restaurant will not, within a reasonable period of time, perform to our expectations, we may close the restaurant.

In the event we close a restaurant, we record the liability to cover future lease termination costs using the fair value of these liabilities as estimated in accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This estimate is generally based on the term of the lease and the lease termination fee we expect to pay.  The amount of the estimated liability established is generally the present value of these estimated net future payments upon exiting the property.

A significant assumption we use in determining the amount of the estimated liability for closing a restaurant is the amount of the estimated liability for future lease payments on vacant restaurants, determined based on the likelihood of successfully negotiating an early termination of the lease agreement with our landlord or subleasing the property.  If it takes longer than anticipated to terminate or sublease the lease, we may need to record additional estimated liability.  If the lease on the vacant restaurant is not terminated or subleased on the terms we used to estimate the liability, we may be required to record losses in future periods.  Conversely, if the lease on the vacant restaurant is terminated or subleased on more favorable terms than we used to estimate the liability, we would reverse previously established estimated liability, resulting in an increase in operating income.

Results of operations for the fourteen and forty weeks ended September 30, 2008 and the thirteen and thirty-nine weeks ended September 25, 2007

Revenue

We generated $25,483,423 and $19,584,040 of revenue during the third quarters of 2008 and 2007, respectively.  This 30.1% increase was primarily the result of 107 additional operating weeks, which is the sum of the actual number of weeks each restaurant operated.  Such additional operating weeks were generated due to the additional fiscal week in the third quarter of fiscal 2008 and the five restaurants that opened in late 2007 and early 2008.  Comparable restaurant revenue, which included restaurants in operation over 18 months, increased 3.8% from the third quarter of 2007 to the third quarter of 2008, primarily due to the additional fiscal week in 2008 and a price increase of approximately 4%, partially offset by a decrease in guest traffic, which we believe was caused primarily by the macroeconomic factors affecting the restaurant industry in general.  Average weekly revenue per comparable restaurant decreased $2,826 from $78,431 in the third quarter of 2007 to $75,605 in the third quarter of 2008.

During the first three quarters of fiscal years 2008 and 2007, we generated revenue of $74,601,745 and $56,220,186, respectively.  The 32.7% increase in first three quarters revenue was primarily the result of the additional fiscal week in 2008 and the additional restaurants opened during the second half of 2007 and first three quarters of 2008.  The first three quarters of 2008 included 988 operating weeks, while the first three quarters of 2007 included 714 operating weeks.  Comparable restaurant revenue increased 2.1% in the first three quarters of 2008 over the first three quarters of 2007.  The increase in comparable restaurant revenue was due primarily to the additional fiscal week and the 4.0% price increase, partially offset by a decrease in guest traffic, which we believe was caused primarily by the macroeconomic factors affecting the restaurant industry in general.  Average weekly revenue per comparable restaurant decreased $660 from $78,836 in the first three quarters of 2007 to $78,176 in the first three quarters of 2008.

We expect that restaurant revenue will vary from quarter to quarter.  We anticipate continued seasonal fluctuations in restaurant revenue due in part to increased outdoor seating and generally favorable weather conditions at many of our locations during the summer months.  Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenue.  Additionally, other factors outside of our control, such as inclement weather, timing of holidays, consumer confidence in the economy and changes in consumer preferences may affect our future revenue.  We believe that decreased consumer confidence negatively impacted the restaurant industry as a whole during the first three quarters of fiscal year 2008.

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 0.8% to 29.7% in the third quarter of 2008 from 30.5% in the third quarter of 2007.  Such costs increased 0.4% as a percentage of revenue to 30.4% in the first three quarters of 2008 from 30.0% in the first three quarters of 2007.  While the cost of dairy, chicken, beef, bread, general groceries, soft drinks and beer have increased throughout the year, we believe the price increase of approximately 4.0% which became effective in March 2008 has continued to help address these commodity price increases.  The decrease in food and beverage costs as a percentage of revenue in the third quarter was in part a result of our increased oversight of inventory and kitchen management, as well as the menu price increase.  We will continue to monitor our prices in an effort to address future commodity price increases.

Due to the number of restaurants we now operate throughout the Midwest, we are able to contract for many of the food commodities we use in our restaurants for periods up to one year.  This enables us to eliminate some of the price fluctuations due to market conditions outside of our control, thereby enabling us to maintain or reduce our food and beverage costs as a percentage of revenue.  We do, however, expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for which we do not have contracted pricing, and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  We expect food and beverage costs at our newer restaurants to be higher initially due to inefficiencies that are part of the start-up process of a new restaurant.  Additionally, as we add new restaurants, we believe our brewing process will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall profitability.

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

Our labor costs, as a percentage of revenue, decreased 0.2% to 35.8% in the third quarter of 2008 from 36.0% in the third quarter of 2007, primarily due to improved oversight at the management level.  Such costs increased 1.3% as a percentage of revenue to 37.2% in the first three quarters of 2008 from 35.9% in the first three quarters of 2007.  The increase in the first three quarters of 2008 was due primarily to new store openings and minimum wage increases, turnover and the addition of a new position at each restaurant to oversee inventory and kitchen management in an effort to address the increases in commodity costs.  Although the immediate effect of these personnel additions was to increase labor costs, we are beginning to see an overall decrease in costs of goods which we believe will continue in the long term.  We believe such decrease will over time offset this labor cost increase.

We expect that labor costs will vary as we add new restaurants.  Minimum wage laws, local labor laws and practices, and as unemployment rates vary from state to state and will affect our labor costs, as will hiring and training expenses at our new restaurants.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expense as a percentage of revenue increased 0.5% to 15.0% in the third quarter of 2008 from 14.5% in the third quarter of 2007.  Such costs increased 0.9% as a percentage of revenue to 14.6% in the first three quarters of 2008, from 13.7% in the first three quarters of 2007.  These increases were due to operating inefficiencies during the first few months at newly opened restaurants, as well as increased cost of paper products, utilities and expenses related to repair and maintenance at our mature properties, offset in part by a decrease in marketing expense.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, decreased 0.4% as a percentage of revenue to 5.8% in the third quarter of 2008 from 6.2% in the third quarter of 2007.  Such costs were 6.2% as a percentage of revenue in both the first three quarters of 2008 and 2007.  While rent expense and property tax costs increased slightly year over year, they were offset by a decrease in property and casualty insurance.

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

Pre-opening costs decreased $233,935 to $498,744 in the third quarter of 2008 from $732,679 in the third quarter of 2007.  Such costs increased $83,951 to $1,328,812 in the first three quarters of 2008 from $1,244,861 in the first three quarters of 2007.  Included in such expense was $322,085 and $505,149 of non-cash rental costs incurred during construction periods in the first three quarters of 2008 and 2007, respectively.

General and administrative

General and administrative expense includes all salaries and benefits, including non-cash stock-based compensation, associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations, financial controls and reporting, restaurant management recruiting, management training, excess capacity costs related to our beer production facility, and salaries and expenses of our new store opening team when it is not dedicated to a particular restaurant opening.  Other general and administrative expense includes advertising, professional fees, investor relations, office administration, centralized accounting system costs and travel by our corporate management.

General and administrative expense increased $680,089 to $2,735,500 in the third quarter of 2008 from $2,055,411 in the third quarter of 2007.  Such expense increased $2,507,494 to $8,206,848 in the first three quarters of 2008 from $5,699,354 in the first three quarters of 2007.  As a percentage of revenue, general and administrative expenses increased 0.2% to 10.7% in the third quarter of 2008 and increased 0.9% to 11.0% in the first three quarters of 2008 over the respective periods in 2007.  The primary sources of such increases were expenses related to recruiting, relocation, training and consulting costs, as well as accounting services and marketing expense.  We undertook an ambitious recruiting plan to upgrade our overall restaurant management teams, particularly in our Kansas/Missouri markets.  These increases were partially offset by decreases in insurance, non-cash stock-based compensation and an adjustment of $285,790 for the portion of our gift card obligation for which we believe the likelihood of redemption is remote.  Non-cash stock based compensation included in general and administrative expense was $115,110 and $286,345 in the third quarters of 2008 and 2007, respectively, and was $337,367 and $670,736 in the first three quarters of 2008 and 2007, respectively.

As we continue to expand our restaurant chain, we will closely monitor our general and administrative expense while seeking to preserve an infrastructure that remains suitable for our current operations and potential growth.  We may need to recruit additional personnel to provide continued oversight of operations depending on our turnover ratios.  To the extent our turnover increases above our expectations, additional costs could be incurred in our recruiting and training expenses.  We believe our general and administrative expense as percentage of revenue will level off as many of our new recruits complete their training, and decrease in the long term due to economies of scale.

Depreciation and amortization

Depreciation and amortization expense increased $480,457 to $1,640,343 in the third quarter of 2008 from $1,159,886 in the third quarter of 2007.  Such expense increased $1,412,786 to $4,815,399 in the first three quarters of 2008 from $3,402,613 in the prior year period, due principally to the additional depreciation related to new restaurants.  As a percentage of revenue, depreciation increased 0.5% in the third quarter of 2008 and increased 0.4% in the first three quarters of 2008 over the respective periods in 2007.

Exit or disposal activities

On August 19, 2008, we closed our Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  We believe the closure of this restaurant will allow management to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies, cash flow and income.  We are working to find a replacement tenant for the location, for which we are bound by a 20-year net lease.  Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of approximately $57,700, costs incurred for early contract termination of approximately $4,580 and costs to close and maintain the facility of approximately $70,652.  We will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance until we are able to find a replacement tenant. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a non-cash lease termination liability of $852,146 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  During the third quarter of 2008, we recorded a non-cash impairment charge of $134,467 related to the write-off of the carrying value of the restaurant equipment at the Rogers location.  All costs related to the closing of the Rogers restaurant, including the asset impairment charge, aggregated $1,119,545 and are reflected in our income statement as “exit or disposal activities”.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense increased $791,234 to $1,701,871 in the third quarter of 2008 from $910,637 in the third quarter of 2007.  Such expense increased $2,027,910 to $4,841,825 in the first three quarters of 2008 from $2,813,915 in the first three quarters of 2007.  The increases were due to additional capital leases as a result of new restaurants and equipment leases.  Interest income decreased $83,899 in the third quarter of 2008 and decreased $161,139 in the first three quarters of 2008 over the respective periods in 2007 due to the reduction of cash on hand.

Liquidity and capital resources

As of September 30, 2008, we had $2,055,548 of cash and a working capital deficit of $5,284,662 compared to $7,076,835 of cash and a working capital deficit of $3,668,297 at December 25, 2007.

During the forty weeks ended September 30, 2008, we used $8,270,176 of net cash in operating activities and $3,298,269 of net cash to purchase equipment and other assets primarily related to the restaurants we opened in the first and third quarters of 2008 and the restaurants we plan to open in Indianapolis, Indiana and Troy, Michigan.  We made payments aggregating $1,481,908 on our debt and capital lease obligations, received $8.0 million in proceeds from capital lease obligations and received $29,066 of net cash through the exercise of stock options.

During the thirty-nine weeks ended September 25, 2007, we used $1,363,617 of net cash in operating activities, $5,650,900 of net cash to purchase equipment and other assets primarily related to our new restaurant expansion, and made payments aggregating $6,969,211 on our debt and capital lease obligations.  Of such capital lease payments, approximately $6.0 million represented a one-time payment to retire debt obtained from DHW Leasing, L.L.C. (“DHW”) as detailed below.  Additionally, we received net cash of $12,795,966 from the issuance of our common stock, of which approximately $25,000 was received from the exercise of options and warrants while the remainder represented the net proceeds from the sale of common stock in March 2007.

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

We intend to continue expansion in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our restaurant prototype as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept.  Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototype to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.  We have signed lease agreements for a location in Indianapolis, Indiana which we intend to open in early 2009 and a location in Troy, Michigan which we anticipate opening in mid-2009.

Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.1 million for each new restaurant.  We anticipate that our new restaurants will require an investment by our developer of approximately $1.8 million to $2.3 million for the building and approximately $1.2 million to $1.5 million for the purchase of the land.  We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

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

We will need to expend additional capital in connection with our long-term expansion plans.  Based on our September 30, 2008 cash position of $2.1 million, the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $3.0 million in lease financing remained available to us as of September 30, 2008, and expected cash flows from operations, based on the current momentum of our improved operating margins, our management believes we will have sufficient funds to complete our currently-planned restaurant openings through 2009 and maintain sufficient working capital for our operations.  However, we are currently evaluating our development plans in relation to the current economic conditions.  To the extent our management determines a more aggressive store-opening plan is appropriate to brand our company and better leverage our infrastructure, we may require further funding sooner than anticipated.  The amount of any such required funding would depend upon the number of openings, cost of capital, availability of developer financing or landlord-tenant improvement funding, adverse sales trends, and our company’s ability to generate positive cash flow.  We are exploring opportunities to reduce our cash usage per restaurant by utilizing sites that offer lower costs of capital and real estate funding.  If our available sources of liquidity are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds in the future through the incurrence of indebtedness or public or private sales of equity securities.  We continue to pursue additional debt financing alternatives in order to solidify our expansion plans.  If we do not generate sufficient cash flow from current operations or if financing is not available to us, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.

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

Commitments

Capital Leases:

As of September 30, 2008, we operated 23 restaurants under capital lease agreements.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026, seven in 2027 and the remaining two in 2028, all with renewable options for additional periods.  Twenty-one of these lease agreements originated with Dunham.  Under 13 of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  The land portion of these leases is classified as an operating lease, while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

In August 2006, we entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which we could “finance lease” up to $3.0 million of equipment purchases for three restaurant locations.  As of September 30, 2008, we had entered into three lease schedules and amendments to this master lease, pursuant to which we are leasing equipment for three locations for an initial lease term ranging from 36 to 39 months.  The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million and the annual interest rate on each ranges from 12.9% to 19.6% annually.  We have provided Carlton with refundable security deposits aggregating $251,165 as well as a security interest in certain other equipment.  At the end of each initial lease term, we may (a) purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to the greater of (1) the fair market value of the equipment, or (2) 15% of the original cost of the equipment, or (b) renew such lease for 12 months at a monthly lease payment of approximately one-half of the original monthly payment and take ownership of the equipment thereafter for $1.00.  Steven J. Wagenheim, our president, chief executive officer and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee.  The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period.

In December 2007, we entered into an Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants.  Under the terms of the Equipment Lease Commitment, DHW agreed to purchase and lease to us equipment costing up to $16.0 million.  Each five-year lease is intended to be for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant.  Payments due DHW have an interest rate equal to the DHW bank base rate plus 4.8%.  Principal payments on the amounts borrowed depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW.  The lease financing is subject to the availability of financing commitments to DHW from its lenders.  We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.  We are not obligated to enter into any equipment leases with DHW, although we intend to enter into equipment leases with DHW for the foreseeable future.  DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham.  While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders, his participation in the income and profits of DHW may not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt.  Furthermore, Mr. Wagenheim will not receive a guarantee fee or other payment from our company in connection with the equipment lease financing from DHW.  As of September 30, 2008, DHW had purchased and leased to us equipment at 13 of our restaurants under this Equipment Lease Commitment.  The value of the equipment financed at each restaurant is approximately $1.0 million and the current annual interest rate on each lease ranges from 10.3% to 12.3%.

In June 2007, we entered into a lease for an energy optimization system at our Maple Grove restaurant for approximately $30,000.  This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

On August 19, 2008, we ceased operations at our restaurant in Rogers, Arkansas.  However, we are currently bound by the terms of the 20-year net lease agreement entered into in 2007 under the terms specified in the development agreement with Dunham.  The building portion of this lease is classified as a capital lease, while the land portion is classified as an operating lease (see Note 3).

As of September 30, 2008, we had entered into two 20-year net lease agreements under the terms specified in the development agreement with Dunham relating to restaurant properties in Indianapolis, Indiana and Troy, Michigan.  The land portion of these leases will be classified as an operating lease while the building portion of these leases will be classified as a capital lease.  Basic terms of the leases include annual rent equal to 10.5% of the construction cost plus the land lease and contingent rent based on a percentage of revenue.  The base rent will escalate 10% at the end of each five-year period.  The term of each lease will commence when operations begin we will be responsible for any real-estate taxes and all operating costs.  Rental costs associated with the operating lease incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of each lease.

Operating Leases:

The land portions of the 23 property leases referenced above, as well as the land portion of the Rogers lease, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  In addition to such property leases, we have obligations under the following operating leases:

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

In November 2005, we entered into a lease agreement for a facility in Minneapolis, Minnesota which we use as a test kitchen.  This three-year lease agreement includes an option for a three-year renewal which we have exercised.  Annual rent is $42,000.

In March 2006, we entered into a lease agreement for the land and building for our St. Louis Park, Minnesota restaurant.  Rental payments for this lease are $148,625 annually.  This operating lease expires in 2016 with renewal options for additional periods.

In April and May 2008, we entered into 20-year net lease agreements relating to restaurants we anticipate opening in 2009 in Indianapolis, Indiana and Troy, Michigan, respectively.  Each lease agreement was entered into under the terms specified in the development agreement with Dunham.  The restaurants will be constructed for us on a build-to-suit basis.  Basic terms of the leases include annual rent equal to 10.5% of the construction cost plus the land lease and contingent rent.  The base rent will escalate 10% at the end of each five-year period.  The term of each lease will commence when operations begin and we are responsible for any real-estate taxes and all operating costs.  Rental costs associated with each operating lease incurred during the construction period are recognized as pre-opening costs and escalating rent will be recognized as expense on a straight-line basis over the term of each lease.

Personal Guaranties

Two of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  In connection with the $1.5 million loan we obtained in July 2001 to finance our Fargo restaurant, we entered into an agreement concerning guaranty which provides, among other things, that such guarantors will be indemnified from any liabilities they may incur by reason of their guaranties of our indebtedness.  Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement, for which our board of directors agreed to compensate him.  The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period.  During the first three quarters of 2008 and 2007, we recorded $71,716 and $34,361 of such compensation in general and administrative expense, respectively.  We paid $40,000 and $50,000 of such compensation in the first three quarters of 2008 and 2007, respectively.

In December 2007, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants.  Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16.0 million.  While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders, his participation in the income and profits of DHW may not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt.  Furthermore, Mr. Wagenheim will not receive a guarantee fee or other payment from our company in connection with the equipment lease financing from DHW.

Employment Agreements:

In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our president and chief executive officer, who also is one of our directors.  In April 2007, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007; cash incentive compensation for 2007 ranging from $0 to $197,400 based on performance; and a stock option for the purchase of 100,000 shares of common stock.  In addition to annual compensation terms and other provisions, the agreement includes change in control provisions that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  Our company and Mr. Wagenheim have agreed to continue operating under the terms of this agreement until such time as a new agreement becomes effective.

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

Development Agreements:

In October 2002, we entered into a development agreement with Dunham for the development of restaurants.  Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, LLC, a beneficial owner of approximately one percent of our securities.  The agreement gave Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012.  As of July 29, 2008, 22 restaurants had been constructed for us under this development agreement and we had signed two additional lease agreements for restaurants we plan to open in 2009.  Dunham also has the right to sell the underlying land and building to third parties or assign these leases.  As of September 30, 2008, Dunham had sold six of our restaurant sites to third parties.  The assignment or sale of a lease by Dunham has had no material impact on our company.

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

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of September 30, 2008 and the time frame within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Years Thereafter
Long-term debt, principal	$1,811,457	$72,782	$601,509	$1,137,166	$—
Interest on long-term debt	370,402	43,788	258,494	68,120	—
Capital lease obligations, including interest	149,605,869	2,294,358	21,235,245	21,504,883	104,571,382
Operating lease obligations, including interest	73,492,277	935,934	7,910,765	7,891,185	56,754,394
Loan guarantee	179,077	99,570	58,363	21,144	—
Total obligations	$225,459,081	$3,446,431	$30,064,375	$30,622,498	$161,325,776

Certain amounts do not sum due to rounding.

Based on our cash position at September 30, 2008, the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $3.0 million in lease financing remained available to us as of September 30, 2008, as well as cash generated from operations, we believe that we will have sufficient capital to meet our current obligations.

Recent accounting pronouncements:

See the “Recent accounting pronouncements” section of Note 1 to our condensed consolidated financial statements for a summary of recent accounting standards.

Seasonality

We expect that our sales and earnings will fluctuate based on seasonal patterns.  We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our existing and proposed markets.

Inflation

The primary inflationary factors affecting our operations are food, supplies and labor costs.  A large percentage of our restaurant personnel is paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs.  In the past, we have been able to minimize the effect of these increases through menu price increases and other strategies.  To date, inflation has not had a material impact on our operating results.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Our company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

Changes in interest rates:

Pursuant to the terms of our capital leases and long-term debt, we will have balloon payments due over the next two to five years.  If it becomes necessary to refinance such balloon balances, we may not be able to secure financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Extreme fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  Although a large national distributor is our primary supplier of food, substantially all of our food and supplies is available from several sources, which helps to control commodity price risks.  Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to food product price increases.  If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: November 10, 2008	By:	/s/ James G. Gilbertson
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