Form 10-K
period 2008-12-30
GRANITE CITY FOOD & BREWERY LTD
filed 2009-03-19
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2008.
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 24, 2008, the aggregate market value of the registrant's common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are "affiliates") was $28,311,971 (based on the closing sale price of the registrant's common stock as reported on the NASDAQ Global Market). The number of shares of common stock outstanding at that date was 16,197,849 shares.

         The number of shares of common stock outstanding as of February 20, 2009 was 16,197,849.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

GRANITE CITY FOOD & BREWERY
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2008

i

Explanatory Statement

        In order to reduce expenses, we have taken advantage of SEC rules which allow us to streamline some disclosures in this Form 10-K because we qualify as a "smaller reporting company." Specifically, we have included two (rather than three) years of comparative audit balance sheet data in the financial statements attached hereto and discussed in the Management's Discussion and Analysis. We have also chosen to omit the performance graph from Item 5, Item 6, and Compensation Discussion and Analysis. We also have made other streamlining changes in Items 1 and 11.

Forward-Looking Statement Disclaimer

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements relating to future economic conditions in general and statements about our future:

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

 PART I

Item 1.    Business.

Overview

        We are a Modern American upscale casual restaurant chain. As of February 20, 2009, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®. We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience. The location of each restaurant in operation and the month and year of its opening appear in the following chart:

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06
18	Madison, Wisconsin	Dec-06
19	Rockford, Illinois	Jul-07
20	East Peoria, Illinois	Oct-07
21	Orland Park, Illinois	Dec-07
22	St. Louis, Missouri	Jan-08
23	Ft. Wayne, Indiana	Jan-08
24	Toledo, Ohio	Feb-08
25	South Bend, Indiana	Jul-08
26	Indianapolis, Indiana	Feb-09

        In August 2008, we ceased operations at our restaurant in Rogers, Arkansas. However, we are currently bound by the terms of the 20-year net lease agreement which commenced in October 2007 under the terms specified in the development agreement with Dunham Capital Management, L.L.C. ("Dunham").

        We operate a centrally-located beer production facility in Ellsworth, Iowa which facilitates the initial stage of our patented brewing process. We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations. Additionally, having a common starting point, the beer production creates consistency of taste for our product from restaurant to restaurant. The initial product produced at our beer production facility is transported by truck to the fermentation vessels at each of our restaurants where the brewing process is completed. In 2007, we were granted a patent by the United States Patent Office for this brewing process. We believe that our current beer production facility, which opened in June 2005, has the capacity to service up to 35 restaurant locations.

        Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. Over the past year, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. As guest traffic decreases, lower sales result in decreased leverage that leads to declines in operating margins. To offset the negative impact of decreased leverage in a declining sales environment while protecting our guests' dining experience, we have undertaken a series of initiatives to renegotiate the pricing of all aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and most recently, our property and equipment rent. We have also begun implementing marketing initiatives designed to increase brand awareness and help drive guest traffic.

        On February 7, 2009, we entered into a master agreement with Dunham, DHW Leasing, L.L.C. ("DHW") and Dunham Equity Management, L.L.C. (collectively, the "Dunham Entities") to provide rent or other cash flow reductions to us in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010 (the "Master Agreement"). The Master Agreement provides that the Dunham Entities will amend and restate applicable leases and subleases to reflect negotiated rent reductions. We commenced paying reduced rent in January 2009 in anticipation of finalizing the Master Agreement, which reductions are deemed to be part of the negotiated rent reductions. As a part of the Master Agreement, Dunham has agreed to amend its leases with us that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles. Each lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension. In consideration of the agreements of Dunham provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.264 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement.

        Subsequently, in February 2009, we entered into agreements with certain of our other landlords for rent reductions. Such rent reductions are deemed to be part of the above-referenced $2.5 million in rent reductions. In consideration of such rent reductions, we have agreed to issue five-year warrants to purchase our common stock to such landlords. Each warrant is exercisable at 110% of the closing price of our common stock on the trading date prior to the date on which we received the executed rent relief agreement, and are issued only to accredited investors. As of February 24, 2009, the aggregate number of shares underlying such warrants was 172,170 shares and the weighted average exercise price was $0.27 per share. No discount or commission was paid in connection with the issuance of the warrants.

        We maintain a website at www.gcfb.net, which is also accessible through www.gcfb.com. We make available on our website, free of charge, our annual, quarterly and current reports, and all amendments to those reports, as soon as reasonably practicable after that material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics and key committee charters are also available on our websites and in print upon written request to Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55402, Attention: Investor Relations. Unless otherwise indicated, we do not intend to incorporate the contents of our websites into this Annual Report or any other document filed or furnished with the Securities and Exchange Commission.

        We were incorporated on June 26, 1997, as a Minnesota corporation and became a publicly traded company in June 2000. Our corporate offices are located at 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416, and our telephone number is (952) 215-0660.

Granite City Food & Brewery Concept and Business Strategy

        Our objective is to develop and operate successful restaurants by consistently exceeding our guests' expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry. Although we have no further plans for expansion during 2009 other than the restaurant we opened in Indianapolis, Indiana in February 2009, our long-term expansion plans include growth in restaurant and overall company earnings in an effort to provide returns for our shareholders. Our concept targets a broad guest base by incorporating two popular national dining preferences: high quality, made-from-scratch, casual, value-priced food, and fresh, handcrafted, quality beers. We believe this concept differentiates us from many of our competitors, who feature pre-prepared, smaller portioned food items and mass-produced, pre-packaged beers. The key elements of our concept and strategy are as follows:

  •
  Offer a broad selection of quality foods at reasonable prices.

  •
  Offer Old World, classic beers made with an efficient brewing process.

  •
  Create a fun, energetic atmosphere and destination dining experience.

  •
  Create a passionate culture of service.

  •
  Achieve attractive restaurant and microbrewery economics.

  •
  Pursue deliberate and careful expansion.

Locations

        As of February 20, 2009, we operated 26 Granite City Food & Brewery restaurants as set forth in "Business—Overview." Our prototypical restaurant consists of an approximately 8,800 square foot facility conveniently located just off one or more interstate highways and is centrally located within the respective area's retail, lodging and transportation activity. Our restaurants have open atmospheres as well as floor-to-ceiling window systems creating, where designs permit, expansive views of outdoor patio areas used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

        Although we have no further plans for expansion during 2009 other than the restaurant we opened in Indianapolis, Indiana in February 2009, our future expansion will be in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We plan to continue using our restaurant prototype as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept. Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototype to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.

        In August 2008, we ceased operations at our restaurant in Rogers, Arkansas (see Note 3 to our consolidated financial statements). However, we are currently bound by the terms of this 20-year lease net lease agreement which commenced in October 2007. In addition, in May 2008, we signed a lease agreement with Dunham for a location in Troy, Michigan. However, we have decided not to build on that site. As part of the Master Agreement we entered into with the Dunham Entities described above, we agreed to reimburse Dunham for any out-of-pocket costs that Dunham incurs due to the closing of the Rogers, Arkansas location and the decision not to build on the Troy, Michigan site less net sales proceeds from the sale of any real estate or lease income associated with such sites. Reimbursement of costs related to these sites will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% interest rate. Such reimbursement includes the carrying cost of the related land until its disposal.

Development Agreements

        We have developed our restaurants using proceeds from the sale of our securities, building and equipment financing and cash flow from operations. With the exception of our first three restaurants and one conversion of an existing restaurant, we developed all of our restaurants under our multi-site development agreement with Dunham a commercial developer that provided us with construction management and financing for new restaurants. Under the development agreement, we lease the land and building of each restaurant developed by Dunham. Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, LLC, a beneficial owner of approximately one percent of our securities. The agreement gave Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012. As of February 20, 2009, 23 restaurants had been constructed for us under the terms of this development agreement. Dunham also has the right to sell the underlying land and building to third parties or assign these leases. As of December 30, 2008, Dunham had sold six of our restaurant sites to third parties. The assignment or sale of a lease by Dunham has had no material impact on our company.

        In April 2008, we entered into a development agreement with United Properties Investment LLC ("United Properties") for the development of up to 22 restaurants to be built between 2009 and 2012. Our new developer, United Properties, will be responsible for all costs related to the land and building of each restaurant. The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved. We will lease each restaurant developed under this agreement from United Properties. The annual lease rate for fee-simple land and building developments will be 9.5% and we will have the right of first offer to purchase these restaurants. Additionally, in the event United Properties sells one of the buildings that it develops for us at an amount in excess of the threshold agreed to by the parties in the agreement, then we will share in the profits of that sale. We assume no liability in the event United Properties sells a building at a loss. We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can, however, use another developer if United Properties declines to build a particular restaurant. In addition, we also agreed to refrain from developing any new restaurants in 2009 without the consent of the Dunham Entities (which will not be unreasonably delayed or withheld), with the exception of the Indianapolis, Indiana restaurant.

        The selection of our Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development. These criteria include minimum "trade area" populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.

Menu

        At the core of our concept is our broad 85-item menu, which is freshly prepared and served in generous portions, complemented by our fresh, handcrafted beers. Our menu is committed to full-flavored ingredients and is based on the made-from-scratch preparation of distinctive items not generally featured on restaurant chain menus. We create new menu items and weekly specials on a regular basis. All menu items are staff and guest-tested, then refined before menu implementation.

        Our menu is designed to cater to a diverse customer base for a variety of dining occasions and is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items. When our menu is opened, our guests find a special section of lunch selections featured at prices currently ranging from $5.79 to $6.99, providing a premium meal at a special value for midday diners. We also offer signature selections, meals which are marketed as our chefs' personal favorites. These selections provide our guests with an opportunity to treat themselves to the highest quality

Granite City Food & Brewery has to offer. Our overall menu prices currently range from $3.59 for a cup of soup to $24.99 for our GC Steakhouse Classic New York Strip. Most of our 85 menu items currently range from $8.49 to $17.99. Our average check per person during 2008 ranged from $13.14 to $15.56, varying by market.

        Some of our more popular items include our Ale and Cheddar Soup, Idaho Nachos, Grilled Chicken and Bruschetta Salad, Asian Chicken Salad, Grilled London Broil with Bourbon Onion Sauce, GC Meatloaf, Honey Rosemary Filet Mignon and Granite City Walleye. We currently offer three to four special menu items weekly, ranging from appetizers to salads and entrees. This approach allows us to be innovative, keeping our menu fresh and interesting. Approximately 11% of food sales are generated through weekly specials. We also solicit input from guests regarding our menu offerings.

        To ensure that we are serving food of consistently high quality, we have developed quality control practices, including (a) the participation by each member of our kitchen staff in a thorough training program, (b) the development of strict specifications that ensure that only high quality ingredients are used in our food and (c) the requirement that each shift of cooking personnel consistently prepare each menu item. Furthermore, we utilize a test kitchen in Minneapolis which provides a facility for our master chef to develop new menu offerings. We believe through these efforts that we are able to consistently provide a superior value-oriented dining experience for our guests.

Purchasing

        We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources. Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we generally purchase these commodities from national and regional suppliers at negotiated prices. In order to control the cost of such purchasing, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2013 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 30, 2008, our future obligations under such contracts aggregated approximately $1.5 million.

        In March 2008, we hired a purchasing manager to ensure we maintain our high quality food products and receive competitive prices for those food products. Most food products are shipped from a central distributor directly to our restaurants three times per week. Produce is delivered three or more times per week from local distributors to ensure product freshness. We do not maintain a central food product warehouse. We purchase ingredients for our brewing operations from a variety of foreign and domestic suppliers at negotiated prices. We have not experienced significant delays in receiving food products, brewing ingredients, restaurant supplies or equipment. As the number of our restaurants has increased, we have gained greater leverage in the purchasing of food and brewing products.

Brewing Operations—Fermentus Interruptus®

        Our flagship brews consist of four styles available every day. In addition, we also produce specialty or seasonal beers which are designed to attract beer enthusiasts. Seasonal beers are often tied to particular events like Oktoberfest and St. Patrick's Day. Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions. This ability to craft beers to our events builds customer appeal and provides customers with a different feel or experience on subsequent visits, which we believe promotes repeat business.

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

        The brewing process begins at a single location at our beer production facility in Ellsworth, Iowa where wort is produced. This non-alcoholic liquid is then transported by truck to each of our restaurant locations with fermentation vessels. It is then fermented by adding yeast to complete the brewing process. We use multiple varieties of malted barley and hops that we purchase from sources in Europe and North America. We believe that our current beer production facility, which opened in June 2005, has the capacity to service up to 35 restaurant locations.

        We believe that Fermentus Interruptus improves the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations. Having a common starting point for our initial brewing process creates consistency of taste for our product from restaurant to restaurant. Because the initial stages of brewing are under the direction of a single brewing team and have a single water source, consistency of product is further maintained. We believe that Fermentus Interruptus gives us the ability to maintain attractive unit level economics while maintaining the consistency of our proprietary beers.

        In May 2007, we were granted a patent by the United States Patent and Trademark Office for this proprietary beer brewing process. This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer. In October 2008, we were granted a federally registered trademark for Fermentus Interruptus.

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

Marketing

        We focus our business strategy on providing high-quality, Modern American cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of each of our restaurants, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. We believe word-of-mouth advertising and taking care of each of our guests are key components in driving guests' initial and subsequent visits. Furthermore, we believe we have the potential to continue to grow our customer traffic through targeted marketing programs. One such initiative is the "Mug Club" program for repeat customers. As of February 20, 2009, we had over 100,000 active Mug Club members. We have introduced several initiatives to bolster our relationship with members, to drive additional restaurant traffic and to increase sales of high margin proprietary beers. Our initiatives include regular communication with members through e-mail and special Mug Club events such as seasonal beer-tapping parties.

Management Information Systems and Operational Controls

        We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point-of-sales system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, which enables senior and field management to continually monitor operating results. We believe that our current point-of-sales system will be an adequate platform to support future expansion.

        Our restaurants use personal computer systems that are integrated with management reporting systems which enable us to monitor restaurant sales and product and labor costs on a daily basis. Financial controls are maintained through a centralized accounting system. Our monthly financial statements are generated within a relatively short period of time so that management may review and respond to requirements in a timely fashion. We continuously monitor sales, product costs, labor costs, operating expenses and advertising and promotional expenses. We believe that our infrastructure will be suitable for future expansion and that our system of operational controls will be adequate for future expansion.

Management and Employees

        As of February 20, 2009, we had approximately 2,462 employees, consisting of approximately 1,160 part-time employees and approximately 1,302 full-time employees.

Restaurant Employees

        Our ability to effectively manage restaurants in multiple geographic areas is critical to our success. Our managers are trained under the instruction of dedicated trainers and veteran managers. Our seven to ten-week training program consists of both "hands on" as well as classroom training for all aspects of management. Restaurant-level management teams consist of a managing partner, a culinary partner and generally four to seven assistant managers. Each member of our restaurant management team is cross-trained in all operational areas and receives incentive bonuses based upon quantitative and qualitative performance criteria.

        We utilize a new restaurant opening team which consists of experienced restaurant managers who are dedicated to the opening of our new restaurants. This team coordinates all staffing and training matters for that new restaurant. We believe that a dedicated team delivers a more disciplined opening process and ensures adherence to our company's exacting standards and culture. In the third quarter of 2008, we initiated greater involvement of our district operators in our restaurant openings to enhance the opening process and provide more consistency of training.

        Each Granite City restaurant employs approximately 100 hourly employees, approximately 50% of whom are part time. All employees are trained and follow tenured employees for a period of time before they are scheduled to work independently.

        We actively recruit and select individuals who share our passion for a high level of guest service. Multiple interviews and testing are used to aid in the selection of new employees at all levels. We believe we have developed a competitive compensation package for our restaurant management teams. This package includes a base salary, competitive benefits and participation in a management incentive plan that rewards the management teams for achieving performance objectives. It is our policy to promote from within, but we supplement this policy with employees from outside our organization as needed.

Corporate Employees

        As of February 20, 2008, we had 39 corporate-level employees. Our restaurant-level management teams are managed by five regional directors of operations and four regional back-of-the-house facilitators. With future expansion we would expect to add additional employees, including additional regional personnel, to ensure proper management, support and controls. In general, a regional director of operations can oversee four to five restaurants. Our regional directors of operations and facilitators receive incentive bonuses based upon quantitative and qualitative performance criteria.

Hours of Operation

        Although our hours vary somewhat from location to location, our restaurants are open seven days a week, generally from 11:00 a.m. to 12:00 a.m., Monday through Thursday, 11:00 a.m. to 1:00 a.m. Friday and Saturday and from 10:00 a.m. to 10:00 p.m. on Sunday. On Sundays, beginning at 10:00 a.m., we offer a buffet style brunch, featuring both breakfast and lunch items, which follows our high quality standards and price/value relationship. We are open on select holidays.

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

        Each of our restaurants is required by a state authority and, in certain locations, county and/or municipal authorities, to obtain a license to brew beer and a license to sell beer, wine and liquor on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. Our failure to receive or retain a license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere. We have not encountered any material difficulties in obtaining or retaining alcoholic beverage licenses to date; however, following discussions with the Kansas Alcoholic Beverage Control Division, which regulates the licensure and ownership of microbreweries in Kansas, we transferred the operations of our Kansas restaurants to a separate corporation to comply with Kansas statutes and regulations. For additional information regarding the ownership structure used in Kansas to satisfy the licensing statutes of that state, see Note 1 to our consolidated financial statements entitled "Summary of significant accounting policies."

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

        Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Specifically, Minnesota, Illinois, Iowa, Missouri and Ohio, where we currently operate restaurants, have minimum wages that are higher than the federal level. Significant numbers of hourly personnel at our other restaurants are paid the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs.

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

        Most states regulate microbreweries and maintain limits on beer production. Additionally, certain states include restrictions on beer sales and beer purchases. While regulations vary from state to state, the lowest production limit to which we are currently subject is 1,613 barrels per year. We believe we can operate our existing Granite City locations without violating such restrictions. Although states into which we enter may also limit the amount of beer production to a specific number of barrels per year, we believe that future expansion will be possible without violating such production limits.

Competition

        The restaurant industry is intensely competitive. We positioned the Granite City concept in the high-quality casual dining segment. We compete with a number of well-established national, regional and local restaurants, many of which have substantially greater financial, marketing, personnel and other resources than we do. We compete with established local restaurants, established national chains such as Cheesecake Factory, PF Chang's, Olive Garden, Red Robin, CPK, Applebee's, Chili's, and Ruby Tuesday, as well as Rock Bottom, which also has on-premises brewing. Throughout the United States, including markets we have targeted for future expansion, there are micro-breweries of various sizes and qualities, some of which feature food.

        Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location. We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specialty handcrafted beers. We also compete with many other retail establishments for site locations.

Trademarks, Service Marks and Patents

        We have federal registrations for the trademarks "GC Granite City Food & Brewery," "Granite City Food & Brewery," "Granite City," "GC," and "Fermentus Interruptus." We have registered in Minnesota the trademarks "Granite City Food & Brewery," "Brother Benedict's Mai Bock," "Victory Lager," "Pride of Pilsen," "Northern Light" and "Duke of Wellington." Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

        In May 2007, the United States Patent and Trademark Office granted us U.S. Patent 7,214,402 for our proprietary beer brewing process. This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer.

        We have two additional U.S. patent applications, Serial Numbers 11/800,752 and 11/800,753, pending with the United States Patent and Trademark Office relating to a method of production of beer for distribution and an apparatus for distributed production of beer.

Seasonality

        We expect that our sales and earnings will fluctuate based on seasonal patterns. We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our existing and proposed markets.

Executive Officers of the Registrant

        The following table provides information with respect to our executive officers as of February 20, 2009. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Steven J. Wagenheim	55	President, Chief Executive Officer and Director
James G. Gilbertson	47	Chief Financial Officer and Assistant Secretary
Darius H. Gilanfar	42	Chief Operating Officer
Monica A. Underwood	49	Vice President of Finance and Secretary

        Steven J. Wagenheim, our President, Chief Executive Officer and one of our directors, is also one of our founders. Mr. Wagenheim has over 30 years of hospitality industry experience as a corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations. Mr. Wagenheim previously served as Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., an investment holding company that formerly operated a Champps Americana restaurant in New Brighton, Minnesota. Between 1989 and 1997, Mr. Wagenheim was involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation.

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

        Darius H. Gilanfar became our Chief Operating Officer in August 2008. Mr. Gilanfar previously served as our Senior Vice President—Operations since September 2007. Prior to joining our company, Mr. Gilanfar worked as a consultant with Global Restaurant Systems from October 2006 to September 2007. From April 2005 to September 2006, Mr. Gilanfar served as Chief Operating Officer and President of Copeland's Famous New Orleans Restaurant Bar and Bistro. Mr. Gilanfar previously served as National Director of Barnes and Noble Inc.'s Starbuck's Café Division from March 2003 to

April 2005. His 20 years of restaurant experience also include having worked for The Cheesecake Factory, Brinker International and Universal Studios City Walk.

        Monica A. Underwood has served as our Vice President of Finance and Secretary since January 2008. She served as our Corporate Controller from April 2001 to January 2008. Ms. Underwood also served as our Interim Chief Financial Officer from February 2003 to September 2005.

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

Risks Related to Our Business

        We have a history of losses and no assurance of future profitability.    We have incurred losses in each of the last ten fiscal years. We had a net loss of $15,781,064 for the fiscal year ended December 30, 2008 and a net loss of $9,557,655 for the fiscal year ended December 25, 2007. As of December 30, 2008, we had an accumulated deficit of $41,529,785. We will incur additional losses until we are able to expand to a point at which we are able to leverage our operating expenses across a substantially larger revenue base. We cannot assure you that we will successfully implement our business plan. Even if we substantially increase our revenue, we cannot assure you that we will achieve profitability or positive cash flow. If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future because our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions in our markets, and the level of competition in our markets.

        The recent disruptions in the overall economy and the financial markets have adversely impacted our business and may further impact our business.    The restaurant industry has been affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit and equity markets. This disruption in the credit and equity markets may also adversely affect the availability of financing for our operations and future expansion, and could impact our vendors' ability to meet supply requirements. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

        The decline in visitors to the retail centers, shopping malls, or entertainment centers where our restaurants are located has negatively affected and could continue to negatively affect our restaurant sales and may require us to record an impairment charge for restaurants performing below expectations.    Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. Over the past year, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. As guest traffic decreases, lower sales result in decreased leverage that leads to declines in operating margins. If visitor rates to these centers continue to decline due to economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, further changes in consumer preferences or shopping patterns, higher frequency of online shopping, further changes in discretionary consumer spending, increasing gasoline prices, or otherwise, our revenue could decline and adversely affect our results of operations, including the possible need to record an impairment charge for restaurants that are performing below expectations.

        We have significant future capital needs and cannot give assurance that financing will be available in the future.    We require significant capital for our operations and future expansion. If our available sources of liquidity are insufficient to fund our expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds in the future through public or private sales of equity securities or the incurrence of indebtedness. If we do not generate sufficient cash flow from operations or if financing is not available to us, we may be required to further curtail projected growth, which could materially adversely affect our business, financial condition, results of operations and cash flows. Further, we may be affected by changes in interest rates based on our financing activities. Changes in interest rates could materially impact our operating results.

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

        Our business could be materially adversely affected if we are unable to expand in a timely and profitable manner.    To continue to grow, we must open new restaurants on a timely and profitable basis. The capital resources required to develop each new restaurant are significant. Although we have no further plans for expansion during 2009 other than the restaurant we opened in Indianapolis, Indiana in February 2009, our future expansion may be delayed or curtailed:

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

        Even with adequate financing, we may experience delays in restaurant openings which could materially adversely affect our business, financial condition, results of operations and cash flows. Future expansion depends upon a number of factors, some of which are beyond our control, including:

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

        In addition, we may enter geographic markets in which we have no prior operating experience. These new markets may have demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns different than those present in our existing markets, which may cause our new restaurants to be less successful than our existing restaurants.

        Our geographic concentration could have a material adverse effect on our business, results of operations and financial condition.    We currently operate restaurants in the Midwestern United States and may be particularly susceptible to adverse trends and economic conditions in this geographic market, including its labor market, which could adversely impact our operating results.

        Less mature restaurants, once opened, may vary in profitability and levels of operating revenue.    Less mature restaurants typically experience higher operating costs in both dollars and as a percentage of revenue when compared to mature restaurants due to the inefficiencies typically associated with new restaurants. These include operating costs, which are often materially greater during the first several months of operation. Further, some or all of our less mature restaurants may not attain operating results similar to those of our existing restaurants.

        Unexpected costs or delays in the development or construction of our restaurants could prevent timely and cost-effective opening of new restaurants.    We rely upon contractors for the construction of our restaurants. After construction, we invest heavily in leasehold improvements for completion of our restaurants. Many factors could adversely affect our cost and time associated with development of restaurants, including:

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

  •
  modifications in design; and

  •
  other increases in costs.

        Any of these factors could give rise to delays or cost overruns which may prevent us from developing future restaurants within anticipated budgets and expected development schedules. Any such failure could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We may not be able to manage our future expansion.    We face many business risks associated with future expansion, including the risk that our existing management, information systems and financial controls will be inadequate. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that future expansion will impose on management and these systems and controls. Future expansion also will place increased demands on human resources, purchasing and restaurant opening teams. If we fail to continue to improve management, information systems and financial controls, or if we encounter unexpected difficulties during future expansion, we may be unable to grow and/or maintain current levels of operating performance in existing restaurants.

        We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.    Our leases generally have initial terms of 20 years and generally can be extended only in five-year increments (at increased rates) if at all. All of our leases require fixed annual rent, although some require payment of additional contingent rent if restaurant sales exceed a negotiated amount. Generally, our leases are "triple net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

        Expanding our restaurant base by opening new restaurants in existing markets could reduce the business of our existing restaurants.    Future expansion may involve opening restaurants in markets in which we already have existing restaurants. We may be unable to attract enough customers to the new restaurants for them to operate at a profit. Even if we are able to attract enough customers to the new restaurants to operate them at a profit, those customers may be former customers of one of our existing restaurants in that market and the opening of new restaurants in the existing market could reduce the revenue of our existing restaurants in that market.

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

        Our profitability depends in large measure on food, beverage and supply costs which are not within our control.    We must anticipate and react to changes in food, beverage and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food and beverage costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items. We believe that the restaurant industry as a whole experienced increased food costs during 2007 and 2008 and we cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. We are also subject to the general risks of inflation. Our restaurants' operating margins are further affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. The failure to anticipate and respond effectively to an adverse change in any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

        If our distributors or suppliers do not provide food and beverages to us in a timely fashion, we may experience short-term supply shortages, increased food and beverage costs, and quality control problems.    We have entered into contracts through 2013 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. However, if the national distributor that provides food and beverages to all our restaurants, or other distributors or suppliers, cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. If these alternative suppliers do not meet our specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenue and results of operations, could be adversely affected. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could materially adversely affect our business, financial condition, results of operations and cash flows.

        Our inability to successfully and sufficiently raise menu prices to address cost increases could result in a decline in margins.    We utilize menu price increases to help offset cost increases, including increased costs for food commodities (such as pork, beef, fish, poultry and dairy products), minimum wages, employee benefits, insurance arrangements, construction, energy, fuel, and other costs. Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that future price increases will not deter guests from visiting our restaurants or affect their purchasing decisions. If we are unsuccessful at raising prices, our business, financial condition, results of operations and cash flows could be harmed.

        The need for additional advertising may arise, which could increase our operating expenses.    We have generally relied on our high profile locations, operational excellence, "word-of-mouth," and limited paid advertising to attract and retain restaurant guests. Should we conclude that additional paid advertising is necessary to attract and retain guests, our operating expenses could increase and our financial results could be adversely affected.

        Changes in consumer preferences as a result of new information regarding diet, nutrition and health could negatively impact our results.    Our operating results may be affected by changes in guest tastes, the popularity of handcrafted beers, general economic and political conditions and the level of competition in our markets. Our continued success depends, in part, upon the popularity of micro-brewed beers and casual, broad menu restaurants. Shifts in consumer preferences away from these beers and this dining style could materially adversely affect any future profitability. In addition, our success depends on our ability to adapt our menu to trends in food consumption. If consumer eating habits change significantly and we are unable to respond with appropriate menu offerings, it could materially affect demand for our menu offerings resulting in lost customers and adversely impact our business, financial condition, results of operations and cash flows.

        Health concerns or negative publicity regarding our restaurants or food products could affect consumer preferences and could negatively impact our results of operations.    Like other restaurant chains, consumer preferences could be affected by health concerns or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning salmonella, E. coli, "mad cow" or "foot-and-mouth" disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants. A decrease in customer traffic to our restaurants as a result of these health concerns or negative publicity could materially adversely affect our business, financial condition, results of operations and cash flows.

        We may be unable to recruit, motivate and retain qualified employees.    Our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including trained brewing personnel, restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions could be in short supply in one or more of our markets. In addition, our success depends upon the skill and experience of our restaurant-level management teams. Our inability to recruit, motivate and retain such individuals may delay future expansion or result in high employee turnover in existing restaurants, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees, which could result in higher labor costs.

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

        We may be unable to successfully compete with other restaurants in our markets.    The restaurant industry is intensely competitive. There are many well-established competitors with greater financial, marketing, personnel and other resources than ours, and many of such competitors are well established in the markets where we have restaurants. Additionally, other companies may develop restaurants with similar concepts in our markets. Any inability to successfully compete with restaurants in our markets could prevent us from increasing or sustaining our revenue and result in a material adverse effect on our business, financial condition, results of operations and cash flows. We may also need to make changes to our established concept in order to compete with new and developing restaurant concepts that become popular within our markets. We cannot assure you that we will be successful in implementing such changes or that these changes will not reduce any future profitability.

        Our success depends on our ability to protect our proprietary information. Failure to protect our trademarks, service marks or trade secrets could adversely affect our business.    Our business prospects depend in part on our ability to develop favorable consumer recognition of the Granite City Food & Brewery name. Although our service marks are federally registered trademarks with the United States Patent and Trademark Office, our trademarks could be imitated in ways that we cannot prevent. We rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, proprietary know-how, concepts and recipes.

        Moreover, we may face claims of misappropriation or infringement of third parties' rights that could interfere with our use of trade secrets, proprietary know-how, concepts or recipes. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages.

        We do not maintain confidentiality and non-competition agreements with all of our executives, key personnel, managers, and suppliers.    If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how, concepts or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

        Our operations depend upon governmental licenses or permits.    Our business depends upon obtaining and maintaining required food service, liquor and brewing licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as licensing requirements of states and municipalities where we operate restaurants. Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time. State liquor and brewing laws may prevent or impede future expansion into certain markets. Although we do not anticipate any significant problems in obtaining required licenses, permits or approvals, any delays or failures to obtain required licenses, permits or approvals could delay or prevent future expansion in a particular area. We are at risk that a state's regulations concerning brewery restaurants or the interpretation of these regulations may change.

        Regulations affecting the operation of our restaurants could increase our operating costs and restrict future expansion.    We are subject to a variety of federal and state labor laws, such as minimum wage and overtime pay requirements, unemployment tax rates, workers' compensation insurance rates and citizenship requirements. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase our labor costs and reduce our operating margins. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

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

        Litigation could have a material adverse effect on our business.    We are, from time to time, the subject of complaints or litigation from guests alleging food borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or current employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our business and could cause variability in our results compared to expectations.

        Our operations are susceptible to the effects of violence, war and economic trends.    Terrorist attacks and other acts of violence or war and U.S. military reactions to such attacks may negatively affect our operations and an investment in our shares of common stock. Acts of violence or war could cause a decrease in travel and in consumer confidence, decrease consumer spending, result in increased volatility in the United States and worldwide financial markets and economy, or result in economic disruption in the United States or abroad. They could also impact consumer leisure habits, for example, by increasing time spent watching television news programs at home, and may reduce the number of times consumers dine out, which could adversely impact our revenue. Any of these occurrences could harm our business, financial condition, results of operations and cash flows, and may result in volatility of the market price for our common stock and negatively affect the price of our common stock.

        Terrorist attacks could also directly impact our physical facilities or those of our suppliers, and attacks or armed conflicts may make travel and the transportation of our supplies and products more difficult and more expensive and could adversely affect our business.

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

        We may be exposed to potential risks relating to our internal controls over financial reporting.    If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse opinion from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected. In addition, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected.

        Because the value of our business depends primarily upon intangible assets, such as our business concept, the value of your investment could decrease significantly in the event of liquidation.    Because we do not own the real estate at any existing locations, we only own the building at one existing location, we lease much of the equipment we use, and we do not plan to own the real estate or buildings associated with future expansion, our tangible assets mainly consist of inventory. Until we establish a history of earnings, the value of our business that could be realized upon liquidation is comprised of primarily intangible assets, including our business concept, development strategy, intellectual property, trademarks, goodwill and employee know-how. If our business is not successful, the value of our intangible assets could decrease significantly. The value of your investment could decrease as a result.

        Increases in state or federal minimum wage or required benefits could negatively impact our operating results.    Various federal and state labor laws govern our relationship with our employees, including such matters as minimum wage requirements, overtime and working conditions. There have been increases in the federal and some state minimum wage requirements, and there may be additional increases in the future. A substantial majority of employees working in our restaurants receive compensation equal to the applicable minimum wage, and future increases in the minimum wage will increase our operating expenses. In addition, some states have periodically proposed laws that would require companies such as ours to provide health benefits to all employees. Additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions of health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our operating results.

        Limitations in our insurance coverage could adversely affect our operations in certain circumstances.    We have comprehensive insurance, including workers' compensation, employee practices liability, general liability, fire and extended coverage and property insurance. However, there are certain types of losses which may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses. If such a loss should occur, we would, to the extent that we are not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and/or cash flow from, such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business or to develop future restaurants. We cannot assure you that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all, or that the premium costs will not rise to an extent that they adversely affect our business or our ability to economically obtain or maintain such insurance.

Risks Related to our Securities

        Fluctuations in our operating results may decrease the price of our common stock.    Our operating results may fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, operating results of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions. Consequently, our operating results may fall below the expectations of public market analysts and investors for any given reporting period. In that event, the price of our common stock would likely decrease.

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

        Our existing shareholders have significant control which could reduce your ability to receive a premium for your shares through a change in control.    As of February 20, 2009, our directors and executive officers, as a group, beneficially owned approximately 15.8% of our common stock. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price.

        Our articles of incorporation, bylaws and Minnesota law may discourage takeovers and business combinations that our shareholders might consider in their best interests.    Anti-takeover provisions of our articles of incorporation, bylaws and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our board of directors, without further shareholder approval, may issue up to 10,000,000 shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, our bylaws provide for an advance notice procedure for the nomination of candidates to our board of directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding "control share acquisitions" and "business combinations." We may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated preferred stock, our advance notice procedure for nominations, and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our board of directors.

        If we do not maintain our NASDAQ listing, you may have difficulty reselling our shares.    We need to maintain certain financial and corporate governance qualifications to keep our shares listed on the NASDAQ Stock Market. We cannot assure you that we will at all times meet the criteria for continued listing. If we fail to maintain such qualifications, including a minimum bid price of $1.00, our shares may be delisted.

        In October 2008, we received a deficiency notice from NASDAQ notifying us that, for the past 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement. However, in light of the macroeconomic downturn's broad effects on the stock prices of listed companies, NASDAQ suspended its $1.00 minimum bid price rule in October 2008. This suspension is currently scheduled to expire on April 19, 2009, but could be further extended. Our stock price has remained below $1.00 during the rule suspension period. If our stock price is similarly low after NASDAQ lifts the suspension of this rule, we could be subject to delisting from NASDAQ. In addition, we could also be subject to delisting from NASDAQ if we fail to maintain compliance with the other requirements for continued listing which are still in full force.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our corporate headquarters is located in Minneapolis, Minnesota. We occupy this facility under a lease agreement which expires in November 2011. This office space is rented to us at an annual rate of $96,613 with scheduled increases throughout the term of the lease. We also operate a test kitchen in Minneapolis under a three-year lease agreement which expires in October 2011. The agreement calls for annual rent of $43,796.

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

        As of February 20, 2009, we operated 26 restaurants. We lease the land and building at all but one of these restaurants. At our Fargo location, we own the building, subject to a loan with a balloon payment due in August 2011, and lease the land. The majority of our existing leases are for 20 years with options to extend. We typically lease our restaurant facilities under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, contingent rent based on sales in excess of specified amounts.

        The following table sets forth data regarding our restaurant locations as of February 20, 2009:

Location	Opened	Square Feet
St. Cloud, Minnesota	Jun-99	10,000
Sioux Falls, South Dakota	Dec-00	10,600
Fargo, North Dakota	Nov-01	9,276
Des Moines, Iowa	Sep-03	9,449
Cedar Rapids, Iowa	Nov-03	9,449
Davenport, Iowa	Jan-04	9,449
Lincoln, Nebraska	May-04	9,449
Maple Grove, Minnesota	Jun-04	9,449
Wichita, Kansas	Jul-05	9,449
Eagan, Minnesota	Sep-05	7,600
Kansas City, Missouri	Nov-05	9,449
Kansas City, Kansas	Jan-06	9,449
Olathe, Kansas	Mar-06	9,449
West Wichita, Kansas	Jul-06	9,412
St. Louis Park, Minnesota	Sep-06	7,250
Omaha, Nebraska	Oct-06	9,000
Roseville, Minnesota	Nov-06	9,531
Madison, Wisconsin	Dec-06	9,000
Rockford, Illinois	Jul-07	9,000
East Peoria, Illinois	Oct-07	9,000
Orland Park, Illinois	Dec-07	9,000
St. Louis, Missouri	Jan-08	11,360
Ft. Wayne, Indiana	Jan-08	8,550
Toledo, Ohio	Feb-08	8,550
South Bend, Indiana	Jul-08	8,729
Indianapolis, Indiana	Feb-09	8,550

        In August 2008, we ceased operations at our 9,000 square foot restaurant in Rogers, Arkansas (see Note 3 to our consolidated financial statements). However, we are currently bound by the terms of this 20-year net lease agreement which commenced in October 2007.

        For further information on property leases, please refer to "Management's Discussion and Analysis and Results of Operations—Commitments" and Note 9 to our consolidated financial statements.

        In the opinion of our management, each of our existing locations is adequately covered by insurance.

Item 3.    Legal Proceedings.

        From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is our management's opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The 2008 annual meeting of shareholders was held December 4, 2008. Three proposals were submitted for shareholder approval, all of which passed with voting results as follows:

  (1)
  Election of Directors:

	FOR	WITHHOLD
Steven J. Wagenheim	8,942,027	1,786,474
Arthur E. Pew III	9,129,683	1,598,818
James G. Gilbertson	9,148,197	1,580,304
Bruce H. Senske	9,128,453	1,600,048
Eugene E. McGowan	9,127,053	1,601,448
Dermot F. Rowland	9,128,636	1,599,865
  (2)
  To approve our Amended and Restated Equity Incentive Plan to, among other things, expand the forms of incentive compensation that may be awarded, revise the formula pursuant to which shares are added to the plan each year and specify the material terms of the performance goals under the plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
3,970,918	1,556,949	30,822	5,169,812
  (3)
  To ratify the appointment of Schechter, Dokken, Kanter, Andrews & Selcer Ltd. as our independent registered public accounting firm for the fiscal year ending December 30, 2008.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
9,725,077	907,363	96,061	0

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

Period	High	Low
2008
First Quarter	$3.08	$1.76
Second Quarter	$2.80	$1.80
Third Quarter	$2.10	$0.40
Fourth Quarter	$0.84	$0.25
2007
First Quarter	$6.48	$4.53
Second Quarter	$6.61	$5.08
Third Quarter	$5.75	$4.08
Fourth Quarter	$4.50	$2.58

        On February 20, 2009, there were 162 holders of record of our company's common stock.

        We have not historically paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and future expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determinations as to the declaration or payment of dividends will depend upon our financial condition, results of operations and such other factors as our board of directors deems relevant. Further, our existing loan agreements limit our ability to pay dividends in the event of default thereunder.

        We have not historically repurchased any shares of our common stock.

        See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sale of Unregistered Securities during the Fourth Quarter of 2008

        None.

Performance Graph

        This requirement is inapplicable to our company.

Item 6.    Selected Financial Data.

        Item 6 is inapplicable to our company.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        As of February 20, 2009, we operated 26 casual dining restaurants featuring on-premises breweries under the name Granite City Food & Brewery. We intend to finance our working capital needs using the proceeds from the sale of our securities, debt and equipment financing and cash flow from operations. Although we have no further plans for expansion during 2009 other than the restaurant we opened in Indianapolis, Indiana in February 2009, our future expansion will be in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.

        Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. Over the past year, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. As guest traffic decreases, lower sales result in decreased leverage that leads to declines in operating margins. To offset the negative impact of decreased leverage in a declining sales environment while protecting our guests' dining experience, we have undertaken a series of initiatives to renegotiate the pricing of all aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and most recently, our property and equipment rent. We have also begun implementing marketing initiatives designed to increase brand awareness and help drive guest traffic.

        We believe that our operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, operating results of new restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, nutritional concerns and discretionary spending patterns, competitive factors, the skill and experience of our restaurant-level management teams and weather conditions.

        We expect the timing of new restaurant openings to have a significant impact on restaurant revenue and costs. We believe we will incur the most significant portion of pre-opening costs associated with a new restaurant within the two months immediately preceding, and the month of, the opening of such restaurant.

        We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations. All references to "2008" and "2007" within the following discussion represent the fiscal years ended December 30, 2008 and December 25, 2007, respectively. Fiscal year 2008 consisted of 53 weeks while fiscal year 2007 consisted of 52 weeks. Our fiscal year ended December 30, 2008 included 1,313 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated. Our fiscal year ended December 25, 2007 included 980 restaurant weeks. Weeks of operations at each of our restaurants for fiscal years 2008 and 2007 are shown in the following chart:

Location	Fiscal Year 2008 Weeks of Operation	Fiscal Year 2007 Weeks of Operation
St. Cloud, Minnesota	53	52
Sioux Falls, South Dakota	53	52
Fargo, North Dakota	53	52
Des Moines, Iowa	53	52
Cedar Rapids, Iowa	53	52
Davenport, Iowa	53	52
Lincoln, Nebraska	53	52
Maple Grove, Minnesota	53	52
Wichita, Kansas	53	52
Eagan, Minnesota	53	52
Kansas City, Missouri	53	52
Kansas City, Kansas	53	52
Olathe, Kansas	53	52
West Wichita, Kansas	53	52
St. Louis Park, Minnesota	53	52
Omaha, Nebraska	53	52
Roseville, Minnesota	53	52
Madison, Wisconsin	53	52
Rockford, Illinois	53	25
Rogers, Arkansas	34	10
East Peoria, Illinois	53	8
Orland Park, Illinois	53	1
St. Louis, Missouri	50	0
Ft. Wayne, Indiana	48	0
Toledo, Ohio	46	0
South Bend, Indiana	22	0

Total Restaurant Weeks	1313	980

        We provide the statistical measure of restaurant weeks to enhance the comparison of revenue from period to period as changes occur in the number of restaurants we are operating.

        Our restaurant revenue is comprised almost entirely of the sales of food and beverages. The sale of retail items typically represents less than one percent of total revenue. Product costs include the costs of food, beverages and retail items. Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our dedicated new restaurant opening team, rent expense incurred during the construction period and other direct costs associated with opening new restaurants. General and administrative costs are comprised of expenses associated with all corporate and administrative functions that support existing operations, which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent. Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives. Interest expense represents the cost of interest expense on debt and capital leases net of interest income on invested assets.

Results of Operations as a Percentage of Sales

        The table below sets forth results of our operations on a percent of sales basis for fiscal years 2008 and 2007.

	Fiscal Year Ended
	December 30, 2008	December 25, 2007
Restaurant revenue	100.0%	100.0%
Cost of sales:
Food, beverage and retail	30.2	30.2
Labor	36.8	36.1
Direct restaurant operating	14.8	13.9
Occupancy	6.4	6.2

Total cost of sales	88.2	86.4
Pre-opening	1.7	3.6
General and administrative	11.3	11.4
Depreciation and amortization	6.8	6.2
Exit or disposal activities	1.3	—
Other	0.2	0.1
Operating loss	(9.5)	(7.7)

Interest:
Income	0.0	0.3
Expense	(6.9)	(5.2)

Net interest expense	(6.9)	(4.9)

Net loss	(16.4)%	(12.6)%

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

        Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the termination date. There is potential for variability in our "rent holiday" period which begins on the date the lease agreement is signed and ends on the date the restaurant opens, during which no cash rent payments are typically due. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater pre-opening rent expense recognized during the rent holiday period.

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

Revenue Recognition

        Revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. We recognize gift card breakage amounts based upon historical redemption patterns, which represent the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. Such amounts are included as a reduction to our general and administrative expense. We arrive at this amount using certain management judgments and estimates. Such judgments and estimates may produce different amounts of breakage than would be reported if different assumptions were used.

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

        In the event we close a restaurant, we record the liability to cover future lease termination costs using the fair value of these liabilities as estimated in accordance with the requirements of Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This estimate is generally based on the term of the lease and the lease termination fee we expect to pay. The amount of the estimated liability established is generally the present value of these estimated net future payments upon exiting the property.

        A significant assumption we use in determining the amount of the estimated liability for closing a restaurant is the amount of the estimated liability for future lease payments on vacant restaurants, determined based on the likelihood of successfully negotiating an early termination of the lease agreement with our landlord or subleasing the property. If it takes longer than anticipated to terminate or sublease the lease, we may need to record additional estimated liability. If the lease on the vacant restaurant is not terminated or subleased on the terms we used to estimate the liability, we may be required to record losses in future periods. Conversely, if the lease on the vacant restaurant is terminated or subleased on more favorable terms than we used to estimate the liability, we would reverse all or some portion of the previously established estimated liability, resulting in an increase in operating income.

Results of Operations for the Fiscal Years Ended December 30, 2008 and December 25, 2007

Revenue

        We generated $96,294,344 and $75,912,262 of revenue during fiscal years 2008 and 2007, respectively. The increase in revenue of 26.8% for 2008 over 2007 was primarily the result of the additional restaurant operating weeks in 2008 due to the additional fiscal week in the third quarter of fiscal 2008 and the eight restaurants that opened in the second half of 2007 and in 2008. Fiscal year 2008 included 1,313 restaurant operating weeks while fiscal year 2007 included 980 operating weeks. Comparable restaurant revenue, which included restaurants in operation over 18 months, increased 0.2% from 2007 to 2008, primarily due to the additional fiscal week in 2008 and price increases of approximately 4% each in the third quarter of 2007 and first quarter of 2008, partially offset by a decrease in guest traffic, which we believe was caused primarily by the macroeconomic factors affecting the restaurant industry in general. Average weekly revenue per comparable restaurant decreased $1,516 from $77,453 in 2007 to $75,937 in 2008.

        We expect that restaurant revenue will vary from quarter to quarter. We anticipate continued seasonal fluctuations in restaurant revenue due in part to increased outdoor seating and generally favorable weather conditions at many of our locations during the summer months. Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenue. Additionally, other factors outside of our control, such as inclement weather, timing of holidays, consumer confidence in the economy and changes in consumer preferences may affect our future revenue. We believe that decreased consumer confidence negatively impacted the restaurant industry as a whole beginning in 2007 and continuing throughout fiscal year 2008.

Restaurant Costs

Food and beverage

        Our food and beverage costs, as a percentage of revenue, remained steady at 30.2% in fiscal years 2008 and 2007. While the cost of dairy, chicken, beef, bread, general groceries, soft drinks and beer increased in 2008, we believe our pricing negotiations with our suppliers, our menu price increase of approximately 4.0% in March 2008 and our increased oversight of inventory and kitchen management offset these commodity price increases.

        Due to the number of restaurants we now operate throughout the Midwest, we are able to contract for many of the food commodities we use in our restaurants for periods up to one year. We expect our overall food costs to decrease by approximately 2.0% in 2009 based on several new contracts entered into in the later part of 2008. By reducing our exposure to commodity price increases, we believe we will be able to maintain or reduce our food and beverage costs as a percentage of revenue for 2009. We do, however, expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for which we do not have contracted pricing, and guest preferences. We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences. Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests. Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty. We expect food and beverage costs at our newer restaurants to be higher initially due to inefficiencies that are part of the start-up process of a new restaurant. Additionally, with future expansion, we believe our brewing process will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall profitability.

Labor

        Labor expense consists of restaurant management salaries, hourly staff payroll costs, other payroll-related items including management bonuses, and non-cash stock-based compensation expense. Our experience to date has been that staff labor costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenue.

        Our labor costs, as a percentage of revenue, increased 0.7% to 36.8% in 2008 from 36.1% in 2007 due primarily to new restaurant openings late in 2007 and early in 2008, as well as minimum wage increases and turnover. In the second half of 2008, labor as a percentage of revenue decreased compared to the second half of 2007. As our new restaurants began to stabilize and we trained new managers on a number of operational metrics and initiatives focused on manager accountability and internal development of restaurant-level staff, we were able to reduce labor costs as a percentage of revenue.

        We expect that labor costs will vary as minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state, as will hiring and training expenses. We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

        Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable. Our direct restaurant operating expense as a percentage of revenue increased 0.9% to 14.8% in 2008 from 13.9% in 2007. This increase was due to operating inefficiencies during the first few months at newly opened restaurants, as well as increased costs of paper products, utilities and expenses related to repair and maintenance at our mature properties, offset in part by a decrease in marketing and administrative expenses.

        We anticipate reducing our direct operating costs going forward as we have taken initiatives to renegotiate pricing on all aspects of these costs including credit card processing, supplies, utilities, shipping and various services. While we started seeing the effects of these negotiations in late 2008, we believe we will see the full benefit of the resulting cost reductions in 2009.

Occupancy

        Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.2% as a percentage of revenue to 6.4% in 2008 from 6.2% in 2007. While rent expense and property tax costs increased slightly year over year, they were offset in part by a decrease in property and casualty insurance. While our occupancy cost is expected to change as a result of the Master Agreement entered into with the Dunham Entities in 2009, the overall effect of these changes has not yet been determined as the parties are assessing restaurant-by-restaurant lease reductions as well as changes in the terms of the leases.

Pre-opening

        Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, wages and expenses of our dedicated new restaurant opening teams, rental costs incurred during the construction period and certain other direct costs associated with opening new restaurants. Pre-opening costs, excluding construction-period rent, are primarily incurred in the month of, and two months prior to, restaurant opening.

        Pre-opening costs decreased $1,044,353 to $1,663,894 in 2008 from $2,708,247 in 2007. Included in such expense was $434,810 and $583,880 of non-cash rental costs incurred during construction periods in 2008 and 2007, respectively, and $741,759 and $1,204,184 of payroll related costs in 2008 and 2007, respectively. In 2007, pre-opening costs included expenses related to the four restaurants we opened in 2007 as well as a portion of the expenses related to the three restaurants we opened in the first quarter of 2008. In 2008, we recognized only the remaining pre-opening expense of the three restaurants we opened in the first quarter of 2008, the expenses related to the restaurant we opened in South Bend, Indiana in July 2008 and a portion of the expenses related to the restaurant we opened in Indianapolis, Indiana in February 2009.

General and administrative

        General and administrative expense includes all salaries and benefits, including non-cash stock-based compensation, associated with our corporate staff that is responsible for overall restaurant quality, future expansion into new locations, financial controls and reporting, restaurant management recruiting, management training, excess capacity costs related to our beer production facility, and salaries and expenses of our new restaurant opening team when it is not dedicated to a particular restaurant opening. Other general and administrative expense includes advertising, professional fees, investor relations, office administration, centralized accounting system costs and travel by our corporate management.

        General and administrative expense increased $2,260,929 to $10,880,289 in 2008 from $8,619,360 in 2007. The primary sources of such increase were expenses related to recruiting, relocation, training and consulting costs, as well as accounting and legal services and marketing expense. We undertook an ambitious recruiting plan to upgrade our overall restaurant management teams. This increase was partially offset by decreases in insurance, non-cash stock-based compensation and an adjustment of $285,790 for the portion of our gift card obligation for which we believe the likelihood of redemption is remote. Non-cash stock based compensation included in general and administrative expense was $461,901 and $1,104,882 in 2008 and 2007, respectively.

        Despite the foregoing increase in general and administrative expense, the increase in restaurant revenue associated with additional locations caused our general and administrative expense to decrease 0.1% as a percentage of revenue to 11.3% in 2008 from 11.4% in 2007.

        We believe our initiatives to renegotiate pricing with our vendors will assist us in reducing future general and administrative expense. We have negotiated cost reductions related to shipping, insurance and payroll processing and we continue to focus on all aspects of contracted goods and services. We will closely monitor our general and administrative expense while seeking to preserve an infrastructure that remains suitable for our current operations and future expansion. Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios for 2009 to return to levels more consistent with the industry, allowing us to reduce our costs. To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses. We believe our general and administrative expense and our general and administrative expense as a percentage of revenue will decrease in 2009.

Depreciation and amortization

        Depreciation and amortization expense increased $1,856,747 to $6,568,536 in 2008 from $4,711,789 in 2007, due principally to the additional depreciation related to new restaurants. As a percentage of revenue, depreciation expense increased 0.6% to 6.8% in 2008 from 6.2% in 2007.

Exit or disposal activities

        In August 2008, we closed our Rogers, Arkansas restaurant. Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss. We believe the closure of this restaurant will allow management to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies and cash flow. We are working to find a replacement tenant for the location, for which we are bound by a 20-year net lease. Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of approximately $57,681, costs incurred for early contract termination of approximately $4,578 and costs to close and maintain the facility of approximately $231,498. We will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance until we are able to find a replacement tenant. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a non-cash lease termination liability of $852,146 based on management's estimate of the fair value of these obligations. This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property. During the third quarter of 2008, we recorded a non-cash impairment charge of $135,057 related to the write-off of the carrying value of the restaurant equipment at the Rogers location. All costs related to the closing of the Rogers restaurant, including the asset impairment charge, aggregated $1,271,307 and are reflected in our income statement as "exit or disposal activities". As part of the Master Agreement we entered into with the Dunham Entities in February 2009, we will reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site. Reimbursement of costs related to this site will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% interest rate. Such reimbursement includes the carrying cost of the related land until its disposal.

Interest

        Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand. Interest expense increased $2,727,709 to $6,648,487 in 2008 from $3,920,778 in 2007. The increase was due to additional capital leases as a result of new restaurants and equipment leases. Interest income decreased $190,001 in 2008 over 2007 due to the reduction of cash on hand.

Liquidity and Capital Resources

        As of December 30, 2008, we had $2,652,411 of cash and a $7,809,664 working capital deficit, compared to $7,076,835 of cash and a $3,668,297 working capital deficit at December 25, 2007.

        During the year ended December 30, 2008, we obtained proceeds of $9,000,000 pursuant to capital lease agreements and made payments aggregating $2,039,003 on our debt and capital lease obligations. We received net cash of $34,046 from issuance of our common stock upon the exercise of stock options. We used $7,550,259 of net cash in operating activities and $3,869,208 of net cash to purchase equipment and other assets primarily related to our new restaurants and beer production facility.

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

        On February 7, 2009, we entered into a Master Agreement with Dunham Capital Management, L.L.C. ("Dunham"), DHW Leasing, L.L.C. ("DHW") and Dunham Equity Management, L.L.C. (collectively, the "Dunham Entities") to provide rent or other cash flow reductions to us in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010. The Master Agreement provides that the Dunham Entities will amend and restate applicable leases and subleases to reflect negotiated rent reductions. We commenced paying reduced rent in January 2009 in anticipation of finalizing the Master Agreement, which reductions are deemed to be part of the negotiated rent reductions. As a part of the Master Agreement, Dunham has agreed to amend its leases with us that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles. Each lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension. Additionally, we agreed to reimburse Dunham for any out-of-pocket costs that Dunham incurs due to the closing of the Rogers, Arkansas location and the decision not to build on the Troy, Michigan site less net sales proceeds from the sale of any real estate or lease income associated with such sites. Reimbursement of costs related to these sites will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% interest rate. Such reimbursement includes the carrying cost of the related land until its disposal. In consideration of the agreements of Dunham provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.264 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement.

        Subsequently, in February 2009, we entered into agreements with certain of our other landlords for rent reductions. Such rent reductions are deemed to be part of the above-referenced $2.5 million in rent reductions. In consideration of such rent reductions, we have agreed to issue five-year warrants to purchase our common stock to such landlords. Each warrant is exercisable at 110% of the closing price of our common stock on the trading date prior to the date on which we received the executed rent relief agreement, and are issued only to accredited investors. As of February 24, 2009, the aggregate number of shares underlying such warrants was 172,170 shares and the weighted average exercise price was $0.27 per share. No discount or commission was paid in connection with the issuance of the warrants.

        In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012. Our new developer, United Properties, will be responsible for all costs related to the land and building of each restaurant. The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved. We will lease each restaurant developed under this agreement from United Properties. The annual lease rate for fee-simple land and building developments will be 9.5% and we will have the right of first offer to purchase these restaurants. Additionally, in the event United Properties sells one of the buildings that it develops for us at an amount in excess of the threshold agreed to by the parties in the agreement, then we will share in the profits of that sale. We assume no liability in the event United Properties sells a building at a loss. We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can, however, use another developer if United Properties declines to build a particular restaurant. In addition, we also agreed to refrain from developing any new restaurants in 2009 without the consent of the Dunham Entities (which will not be unreasonably delayed or withheld), with the exception of the Indianapolis, Indiana restaurant.

        In December 2007, we entered into an Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW agreed to purchase and lease to us equipment costing up to $16.0 million. Each five-year lease is intended to be for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant. Payments due DHW have an interest rate equal to the DHW bank base rate plus 4.8%. Principal payments on the amounts borrowed depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW. The lease financing is subject to the availability of financing commitments to DHW from its lenders. We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. We are not obligated to enter into any equipment leases with DHW and DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham. As of December 30, 2008, DHW had purchased and leased to us equipment costing $14.0 million under this agreement. Subsequently, in February 2009, DHW purchased and leased to us additional equipment costing $1.0 million under this agreement. The value of the equipment financed at each restaurant is approximately $1.0 million and the current annual interest rate on each lease ranges from 10.3% to 12.3%

        In March 2007, we entered into a stock purchase agreement with accredited investors under which we sold 2,617,334 shares of common stock at a price of $5.35 per share. We obtained gross proceeds of

$14,002,737, paid our placement agents cash commissions aggregating $1,050,205 and paid expenses aggregating $181,676. Pursuant to the conditions of the stock purchase agreement, we used approximately $6.0 million of the $12,770,856 net proceeds to retire the entire balance of equipment lease debt we had obtained from DHW pursuant to the master lease agreement we entered into in September 2006. The remaining net proceeds from this placement were used to fund the expansion of our restaurant operations.

        Although we have no further plans for expansion during 2009, other than the restaurant we opened in Indianapolis, Indiana in February 2009, our future expansion will be in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We plan to continue using our restaurant prototype as we open future restaurants; however, where appropriate, we will convert existing restaurants to our Granite City concept. Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototype to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.

        Based upon our existing prototype, we anticipate that pre-opening costs and the initial purchase of furniture, fixtures and equipment will require an investment by us of approximately $1.1 million for each new restaurant. We anticipate that our new restaurants will require an investment by the developer of approximately $1.8 million to $2.3 million for the building and approximately $1.2 million to $1.5 million for the purchase of the land. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.

        We expect to expend additional capital in connection with our long-term expansion plans so as to gain greater leverage of our current infrastructure. As a result of our history of recurring losses, negative cash flow from operations and our accumulated deficit, we have carefully assessed our cash needs for the next 12 months. Based on our December 30, 2008 cash position of $2.7 million, the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $1.0 million in lease financing remained available to us as of February 20, 2009, our landlords' contractual commitments to rent reductions in 2009 and 2010, and expected cash flows from operations assuming we meet or exceed our internal budget, our management believes we will have sufficient funds to maintain working capital needed for our operations in 2009. The sources of expected cash flow improvement for 2009 include areas such as:

  •
  $2,500,000 reduction in rent reductions (and an additional $1,500,000 of such reductions in 2010);

  •
  $2,000,000 reduction of food costs from newly negotiated contracts;

  •
  $1,500,000 reduction in human resources, recruiting and training costs;

  •
  $300,000 reduction in general liability insurance;

  •
  $300,000 reduction through the changes in the Mug Club program;

  •
  lower labor cost through staffing based on sales per labor hour for all positions; and

  •
  the reduction of management teams to levels consistent with revenue.

However, we may require further funding for operations during 2009 to address seasonally slower time periods during the year and/or to address the possibility of experiencing lower than budgeted cash flows from operations if the economic slowdown continues to adversely affect the U.S. economy and the restaurant industry in particular. The amount of any such required funding would depend upon sales trends and our ability to generate positive cash flow. We may also need to raise additional funds for future expansion depending upon the level of expansion determined to be appropriate in later years as compared to our cash flow. If sources of liquidity are insufficient to fund expected capital needs, or our needs are greater than anticipated, we will be required to raise additional funds through the incurrence of indebtedness or public or private sales of equity securities. We continue to pursue debt and equity financing alternatives for working capital. If we do not generate sufficient cash flow from operations or if financing is not available to us, we may be required to further curtail projected growth, which could materially adversely affect our business, financial condition, operating results and cash flows.

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

Commitments

Capital Leases:

        As of December 30, 2008, we had 23 capital lease agreements related to our restaurant properties. Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026, seven in 2027 and the remaining two in 2028, all with renewable options for additional periods. Twenty-one of these lease agreements originated with Dunham. Under 13 of the leases, we may be required to pay additional contingent rent based upon restaurant sales. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

        We entered into a lease agreement in 2001 for the equipment and leasehold improvements at our St. Cloud, Minnesota and Sioux Falls, South Dakota restaurants and for equipment at our beer production facility. The annual interest rate on such lease was approximately 6.8% and such lease was paid in full in 2008. Steven J. Wagenheim, our president, chief executive officer and one of our directors, and a former director of ours personally guaranteed this lease.

        In August 2006, we entered into a master lease agreement with Carlton Financial Corporation ("Carlton") pursuant to which we could "finance lease" up to $3,000,000 of equipment purchases for three restaurant locations. As of December 30, 2008, we had entered into three lease schedules and amendments to this master lease, pursuant to which we began leasing equipment for an initial lease term ranging from 36 to 39 months. The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million and the annual interest rate on each ranges from 12.9% to 19.6% annually. We have provided Carlton with refundable security deposits aggregating $251,165 as well as a security interest in certain other equipment. In February 2009, these lease schedules were amended to extend the terms by one year and reduce the monthly payments related to two of the lease schedules. At the end of each initial lease term, we may, under the amended lease schedules, purchase Carlton's interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment. Steven J. Wagenheim, our president, chief executive officer and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee. The amount of annual compensation is 3% of the balance of such leases and is calculated and accrued based on the weighted average daily balance of the leases at the end of each monthly accounting period.

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

        In December 2007, we entered into an Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16.0 million. Each five-year lease is expected to be for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant. Payments due DHW have an interest rate equal to the DHW bank base rate plus 4.8%. Principal payments on the amounts borrowed will depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW. The lease financing will be subject to the availability of financing commitments to DHW from its lenders. Our company and DHW have agreed upon a form of master equipment lease that provides, among other things, for a lease fee equal to 0.25% of the principal amount financed upon origination of each equipment lease. We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. We are not obligated to enter into any equipment leases with DHW and DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham. While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, he will not receive a guarantee fee or other payment in connection with this DHW financing. As of February 20, 2009, DHW had purchased and leased to us equipment costing $15.0 million under this Equipment Lease Commitment. The value of the equipment financed at each restaurant is approximately $1.0 million and the annual interest rate on each lease ranges from 10.3% to 12.3%. In connection with the DHW financing, we also entered into amendments to eight lease agreements with Dunham. Pursuant to these amendments, lease rates at the applicable restaurant locations will increase by 10% every five years, commencing on January 1, 2013, January 1, 2014 or January 1, 2015, depending on the restaurant.

        In June 2007, we entered into a lease for an energy optimization system at our Maple Grove, Minnesota restaurant for approximately $30,000. This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

Operating Lease:

        The land portions of the 23 property leases referenced above, 21 lease agreements of which originated with Dunham, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, we have obligations under the following operating leases:

        In January 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo, North Dakota restaurant. Under the lease terms, we are obligated to annual rent of $72,000 plus contingent rent based upon restaurant sales.

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

        In November 2005, we entered into an agreement for a facility in Minneapolis, Minnesota which we use as a test kitchen. This lease commenced November 1, 2005. In October 2008, we exercised a three-year option to extend this lease which, as extended, expires in October 2011. The agreement calls for annual rent of $43,796.

        In March 2006, we entered into a lease agreement for the land and building for our St. Louis Park, Minnesota restaurant. Rental payments for this lease are $148,625 annually. This operating lease expires in 2016 with renewal options for additional periods.

        In May 2008, we entered into a 20-year net lease agreement relating to the restaurant we had planned to open in Troy, Michigan. However, we have decided not to build on that site, and as part of the Master Agreement with the Dunham Entities described above, we will reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site.

        In August 2008, we ceased operations at our restaurant in Rogers, Arkansas (see Note 3 to our consolidated financial statements). However, we are currently bound by the terms of the 20-year net lease agreement entered into in 2007 under the terms specified in the development agreement with Dunham. Pursuant to the Master Agreement with the Dunham Entities described above, we will reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with this site. The building portion of this lease is classified as a capital lease, while the land portion is classified as an operating lease.

Personal Guaranties:

        One of our directors and one former director have personally guaranteed certain of our leases and loan agreements. Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004. In addition, in August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment. Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement, for which our board of directors agreed to compensate him. The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period. During fiscal years 2008 and 2007, we recorded $91,692 and $49,927 of such compensation in general and administrative expense, respectively, and paid $75,000 and $50,000 of such compensation, respectively.

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

        In December 2007, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16.0 million. While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, his participation in the income and profits of DHW may not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt. Furthermore, Mr. Wagenheim will not receive a guarantee fee or other payment from our company in connection with the equipment lease financing from DHW.

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

        In December 2008, we entered into an employment and severance agreement with Darius H. Gilanfar providing for his continued employment as Chief Operating Officer on an at-will basis at an annual base salary of $202,860. He also is entitled to participate in employee benefit plans, policies, programs, perquisites and arrangements that are provided generally to similarly situated executive employees of our company. The employment agreement provides for provisions for termination with and without cause by us and for good reason by Mr. Gilanfar and for the payment of a severance payment equal to 12 months of base salary upon termination of employment resulting from a change of control of our company, or if Mr. Gilanfar is terminated without cause. In addition to the severance payment, we would pay Mr. Gilanfar a pro-rated bonus due him pursuant to any bonus plan or arrangement in which he participates at the time of the termination of his employment. Such bonus would be reduced by the amount of cash severance benefits to which Mr. Gilanfar may be entitled pursuant to any other cash severance plan, agreement, policy or program. In addition, Mr. Gilanfar has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a period of 12 months thereafter.

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

Development Agreements:

        In October 2002, we entered into a development agreement with Dunham for the development of restaurants. Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, LLC, a beneficial owner of approximately one percent of our securities. The agreement gave Dunham the right to develop, construct and lease up to 22 restaurants for us prior to December 31, 2012. The term of each lease is generally 15-20 years with three to five five-year options to renew. As part of the development agreement, Dunham also has the right to sell the underlying land and building to third parties or assign these leases. As of December 30, 2008, Dunham had sold six of our restaurant sites to third parties. The assignment or sale of a lease by Dunham has had no material impact on our company. As of February 20, 2009, 23 restaurants had been constructed for us under the terms of this development agreement and we had signed one additional lease agreement for a restaurant we had planned to open in Troy, Michigan. However, we have decided not to build on that site, and as part of the Master Agreement with the Dunham Entities described above, we will reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site.

        In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012. Our new developer, United Properties, will be responsible for all costs related to the land and building of each restaurant. The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved. The annual lease rate for fee-simple land and building developments will be 9.5% and we will have the right of first offer to purchase these restaurants. Additionally, in the event United Properties sells one of the buildings that it develops for us at an amount in excess of the threshold agreed to by the parties in the agreement, then we will share in the profits of that sale. We assume no liability in the event United Properties sells a building at a loss. We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can, however, use another developer if United Properties declines to build a particular restaurant. In addition, we also agreed to refrain from developing any new restaurants in 2009 without the consent of the Dunham Entities (which will not be unreasonably delayed or withheld), with the exception of the Indianapolis, Indiana restaurant.

Off-Balance Sheet Arrangements

        It is not our business practice to enter into off-balance sheet arrangements.

Summary of Contractual Obligations

        The following table summarizes our obligations under contractual agreements as of December 30, 2008, and the time frame within which payments on such obligations are due. This table does not include amounts related to contingent rent as such future amounts are not determinable. In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company or other unforeseeable events. Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2009	Fiscal Years 2010–2011	Fiscal Years 2012–2013	Fiscal Years Thereafter
Long-term debt, principal	$1,988,831	$320,690	$1,430,074	$8,880	$229,186
Interest on long-term debt	584,210	171,617	220,245	37,429	154,919
Capital lease obligations, including interest	140,382,843	10,309,354	21,226,166	22,005,072	86,842,251
Operating lease obligations, including interest	68,319,323	3,761,855	7,595,258	7,537,990	49,424,220
Loan guarantee	162,313	124,325	31,301	6,686	—

Total obligations	$211,437,519	$14,687,842	$30,503,045	$29,596,056	$136,650,576

Certain amounts do not sum due to rounding.

        Based on our December 30, 2008 cash position of $2.7 million, the December 2007 $16.0 million DHW Equipment Lease Commitment, of which approximately $1.0 million in lease financing remained available to us as of February 20, 2009, our landlords' contractual commitments to rent reductions in 2009 and 2010 (see Note 16 to our consolidated financial statements), and expected cash flows from operations assuming we meet or exceed our internal budget, our management believes we will have sufficient capital to meet our current obligations.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for our company's fiscal year beginning after November 15, 2007, subject to a one-year delay for nonfinancial assets. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings, providing SFAS 157 is also adopted. The adoption of SFAS 157 and SFAS 159 has not had an impact on our financial position, results of operations and operating cash flows.

        In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement ("SFAS") No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations and certain other transactions. SFAS 141R will apply prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. We currently do not contemplate any business combinations or other transactions that will be subject to SFAS 141R when it becomes effective.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, management currently expects that SFAS 160 will not have an impact on our future financial position, results of operations and operating cash flows.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 42, Goodwill and Other Intangible Assets. FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008. Management expects that implementation of this staff position in the first quarter of fiscal 2009 will not have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued Emerging Issues Task Force No. 08-03, Accounting for Leases for Maintenance Deposits ("EITF No, 08-03"). EITF No. 08-03 addresses how a lessee should account for a nonrefundable maintenance deposit under an arrangement accounted for as a lease. The guidance in EITF No. 08-03 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. Management expects that implementation of this staff position in the first quarter of fiscal 2009 will not have a material impact on our consolidated financial statements.

Seasonality

        We expect that our sales and earnings will fluctuate based on seasonal patterns. We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our markets.

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

Changes in interest rate:

        Pursuant to the terms of our capital leases and long-term debt, we will have balloon payments due over the next five years beginning in 2010. If it becomes necessary to refinance such balloon balances, we may not be able to secure financing at the same interest rate. The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

        Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us. These commodities are generally purchased based upon market prices established with vendors. To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2013 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 30, 2008, our future obligations under such contracts aggregated approximately $1.5 million.

        Although a large national distributor is our primary supplier of food, substantially all of our food and supplies are available from several sources, which helps to control commodity price risks. Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to food product price increases. If, however, competitive circumstances limit our menu price flexibility, margins could be negatively impacted.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 30, 2008, our disclosure controls and procedures were effective.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 30, 2008, our internal control over financial reporting was effective based on those criteria.

        Schechter, Dokken, Kanter, Andrews & Selcer Ltd., the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 30, 2008, as stated in its report, which appears in the attached financial statements.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our Directors

        Our directors are elected annually, by a plurality of the votes cast, to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer. The following table and related narrative set forth certain information concerning the members of our board of directors as of February 20, 2009.

Name	Age	Principal Occupation	Position with Company	Director Since
Steven J. Wagenheim(1)	55	President, Chief Executive Officer and Director of Granite City	President, Chief Executive Officer and Director	1997
James G. Gilbertson(1)	47	Chief Financial Officer and Director of Granite City	Chief Financial Officer and Director	1999
Eugene E. McGowan(1)(2)(3)(4)	72	President and Chief Executive Officer of McGowan Capital Group	Chairman	2003
Arthur E. Pew III(3)(4)	75	Private Investor	Director	1997
Dermot F. Rowland(2)(4)	71	Private Investor	Director	2004
Bruce H. Senske(1)(2)(3)	54	Vice President of Distribution of U.S. Oil Co., Inc. and Managing Director and Co-Founder of Genoa Business Advisors LLC	Lead Director	1999

(1)
Member of the executive committee.

(2)
Member of the audit committee.

(3)
Member of the compensation committee.

(4)
Member of the corporate governance and nominating committee.

        Steven J. Wagenheim, President, Chief Executive Officer and one of our directors, is also one of our founders. Mr. Wagenheim has over 30 years of hospitality industry experience as a corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations. Mr. Wagenheim previously served as Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., an investment holding company that formerly operated a Champps Americana restaurant in New Brighton, Minnesota. Between 1989 and 1997, Mr. Wagenheim was involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation.

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

        Eugene E. McGowan became one of our directors in January 2003 and Chairman of the Board in February 2009. Since 2001, Mr. McGowan has been President and Chief Executive Officer of McGowan Capital Group, a private equity company that invests in early to mid-stage regional companies. In 1985, he joined Piper Jaffray, Inc. and in 1999 was promoted to Chief Operating Officer of Individual Investor Services with US Bancorp Piper Jaffray where he directed the day-to-day activities of over one hundred branch offices.

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

        Bruce H. Senske became one of our directors in November 1999 and our Lead Director in May 2007. Mr. Senske has served as Vice President of Distribution of U.S. Oil Co., Inc. since November 2003, and Managing Director and co-founder of Genoa Business Advisors LLC, a management advisory firm, advising mid-market companies in the areas of operations, finance and organizational design and development, since February 2003. Between June 2001 and January 2003, Mr. Senske was a Managing Director and co-founder of Volition Advisory Group, LLC, a management advisory firm specializing in assisting companies in transition. From June 1998 until May 2001, Mr. Senske was a Managing Partner at Manchester Companies, a private investment and management-consulting firm formed in 1993.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This requirement is inapplicable to our company.

Summary Compensation Table

        The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2008 and 2007. Named executive officers who serve as directors receive no additional compensation for such service.

Name and Principal Position	Year	Salary ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)	Total ($)
Steven J. Wagenheim	2008	305,769	101,749	1,733	82,803	492,054
President, Chief Executive Officer and Director	2007	293,475	241,395	13,860	57,583	606,313
James G. Gilbertson(e)	2008	229,327	104,797	1,160	4,281	339,565
Chief Financial Officer and Director	2007	16,690	264,689	1,547	35,999	318,925
Darius H. Gilanfar(f)	2008	201,857	94,870	2,072	6,115	304,914
Chief Operating Officer	2007	46,965	42,717	2,475	2,532	94,689

(a)
As of February 20, 2009, the named executive officers set forth above had the following annual base salaries: Mr. Wagenheim, $300,000; Mr. Gilbertson, $225,000; and Mr. Gilanfar, $202,860.

(b)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year for stock options in accordance with FAS 123R. The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements under the caption "Stock-based compensation." During fiscal year 2008, Mr. Gilbertson forfeited an option to purchase 15,000 shares of common stock. Such forfeiture had no effect on compensation expense for financial statement reporting purposes in accordance with FAS 123R as such option was fully vested in 2004. There were no other forfeitures of stock options by our named executive officers during fiscal year 2008.

(c)
Represents annual incentive compensation earned under our non-equity incentive plan. Awards under this plan are paid quarterly with a final reconciliation in the year following the year in which they are earned. Further information regarding such plan appears below in the subsection captioned "Components of Executive Officer Compensation."

(d)
All other compensation for fiscal year 2008 was as follows:

Name	Car Allowance	Guaranty Fees Earned (as described in Item 13 of this report)	Total
Steven J. Wagenheim	7,803	75,000	82,803
James G. Gilbertson	4,281	0	4,281
Darius H. Gilanfar	6,115	0	6,115
(e)
James G. Gilbertson became an employee of our company in November 2007.

(f)
Darius H. Gilanfar became an employee of our company in September 2007.

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

        Pursuant to the terms of our employment agreement with our named executive officers, the compensation committee reviews individual performance and base salary level each year. In general, the compensation committee has the sole discretion to increase (but not decrease) the base salaries of our named executive officers.

        Stock Option Awards.    The compensation committee grants stock options to our named executive officers to provide additional incentives to maximize our company's share value, and to make equity ownership an important component of executive compensation. Stock option award levels are determined based on market data, and vary based on an individual's position within our company, time at our company, and contributions to our company's performance. Stock options are granted at the closing market price of our common stock on the date of grant and vest over time. Stock options are granted from time to time based on the recommendation of our Chief Executive Officer.

        Annual Incentive Compensation.    Our named executive officers receive annual incentive compensation to reward achievement of our key financial performance goals. These annual key financial performance goals are sales, restaurant-level EBITDA, general and administrative cost control, and earnings per share. They are based on annual operating budgets established by management and submitted to our board of directors for review. Annual incentive compensation is paid in cash. The targeted amounts for annual incentive compensation are set at or above market level for the industry based on our benchmarking data.

        Annual incentive compensation for our named executive officers during 2008 was paid in accordance with our non-equity incentive plan. Our non-equity incentive plan provides for quarterly bonuses based on our company's financial performance, within minimum and maximum ranges. We weigh financial metrics differently for our named executive officers, depending on the different behaviors we are seeking to incentivize. Our compensation committee can, at its discretion, adjust awards based on the executive's individual performance. The payouts for fiscal year 2008 were based on year-to-date metrics tied to the annual operating budget approved by our board of directors. Fifty percent of the quarterly bonuses are held in reserve, subject to verification of our company's performance after audited financial results become available.

Employment Agreements with Named Executive Officers

        Steven J. Wagenheim.    In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our President and Chief Executive Officer, who also is one of our directors. In April 2007, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007, non-equity incentive compensation for 2007 ranging from $0 to $197,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock. Our company and Mr. Wagenheim have agreed to continue operating under the terms of this agreement, which was amended in December 2008 to comply with the requirements of Section 409A of the Internal Revenue Code, until such time as a new agreement becomes effective.

        Mr. Wagenheim's employment agreement provides that upon his involuntary termination without cause within 12 months following a change in control of our company, as defined in the agreement, or Mr. Wagenheim's voluntary termination for good reason in anticipation of a change in control, he would be entitled to receive from our company a lump sum severance payment equal to 18 months of salary. In addition, we would be obligated to pay on Mr. Wagenheim's behalf the premiums applicable to his continuation of health and dental insurance benefits that he elects under COBRA, for up to 12 months. The employment agreement also provides that such termination would cause the immediate vesting of any unvested stock options then held by Mr. Wagenheim. However, as of December 30, 2008, the exercise price of the unvested options was greater than the stock price on such date. As a result, the acceleration of vesting would not result in a payment to Mr. Wagenheim as of December 30, 2008. Furthermore, Mr. Wagenheim has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noncompetition and nonrecruitment provisions during the term of his employment and for a period of one year thereafter.

        James G. Gilbertson.    In November 2007, we entered into an employment agreement with James G. Gilbertson providing for his employment as our Chief Financial Officer and principal accounting officer, on an at-will basis at an annual base salary of $225,000. We also granted Mr. Gilbertson a stock option for the purchase of 175,000 shares of common stock, vesting over a two-year period, upon the commencement of his employment. He also is entitled to participate in performance-based cash bonus or equity award plans for senior executives based upon goals established by our board or compensation committee after reasonable consultation with him. He may be eligible to receive non-equity incentive compensation of up to 50% of his base salary. Mr. Gilbertson's employment agreement also was amended in December 2008 to comply with the requirements of Section 409A of the Internal Revenue Code.

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

        Darius H. Gilanfar.    In December 2008, we entered into an employment and severance agreement with Darius H. Gilanfar providing for his continued employment as our Chief Operating Officer on an at-will basis at an annual base salary of $202,860. He also is entitled to participate in employee benefit plans, policies, programs, perquisites and arrangements that are provided generally to similarly situated executive employees of our company.

        Mr. Gilanfar's employment agreement provides for the payment of severance pay equal to 12 months of monthly base salary if (1) his employment is terminated by our company without cause (other than due to death or disability); or (2) there has been a change of control of our company, and (a) he is an active and full-time employee at the time of the change in control, and (b) within 12 months following the date of the change of control, his employment is involuntarily terminated for any reason other than for cause or death or disability. In addition to the severance payment, we would pay Mr. Gilanfar a pro-rated bonus due him pursuant to any bonus plan or arrangement in which he participates at the time of the termination of his employment. Such bonus would be reduced by the amount of cash severance benefits to which Mr. Gilanfar may be entitled pursuant to any other cash severance plan, agreement, policy or program. In addition, Mr. Gilanfar has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a period of 12 months thereafter.

Grants of Plan-Based Awards

        This requirement is inapplicable to our company.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning outstanding equity awards held by our named executive officers at fiscal year-end 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven J. Wagenheim	20,000	(a)	0	4.00	12/14/2009
	25,000	(b)	0	1.65	12/30/2011
	30,000	(c)	0	2.45	2/11/2013
	50,000	(d)	0	3.62	10/24/2013
	150,000	(e)	0	4.31	3/15/2015
	100,000	(f)	0	4.23	2/22/2016
	33,333	(g)	66,667	6.20	4/13/2017
James G. Gilbertson	15,000	(h)	0	5.019	11/26/2009
	15,000	(h)	0	4.97	11/26/2010
	15,000	(h)	0	5.24	11/26/2011
	125,000	(i)	50,000	3.58	11/29/2017
Darius H. Gilanfar	0	(d)	25,000	1.99	06/17/2018
	0	(d)	25,000	1.75	07/24/2018
	25,000	(d)	75,000	4.22	09/24/2017

(a)
This option became exercisable for one-half of the shares purchasable thereunder on the first anniversary of the date of grant and in full on the second anniversary of the date of grant.

(b)
This option became exercisable in full on the date of grant.

(c)
This option became exercisable for one-fourth of the shares purchasable thereunder on the date of the grant, one-half of the shares purchasable thereunder on the first anniversary of the date of grant, three-fourths of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant.

(d)
This option is exercisable for one-fourth of the shares purchasable thereunder on the first anniversary of the date of grant, one-half of the shares purchasable thereunder on the second anniversary of the date of grant, three-fourths of the shares purchasable thereunder on the third anniversary of the date of grant and in full on the fourth anniversary of the date of grant.

(e)
This option became exercisable for one-half of the shares purchasable thereunder on the date of grant, five-sixths of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant.

(f)
This option became exercisable in full on December 31, 2006.

(g)
This option is exercisable for one-third of the shares purchasable thereunder on the first anniversary of the date of grant, two-thirds of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant.

(h)
This option became exercisable in full on the first anniversary of the date of grant.

(i)
This option is exercisable for three-sevenths of the shares purchasable thereunder on the date of grant, five-sevenths of the shares purchasable thereunder on the first anniversary of the date of grant and in full on the second anniversary of the date of grant.

Option Exercises and Stock Vested

        This requirement is inapplicable to our company.

Potential Payments upon Termination or Change in Control

        Upon the termination of a named executive officer or change in control of the company, a named executive officer may be entitled to payments or the provision of other benefits, depending on the triggering event. The potential payments for the triggering events for Mr. Wagenheim were determined during the negotiation of his employment agreement in 2005, and will be revisited when his agreement is renegotiated. The compensation committee believes that the potential payments for the triggering events for Messrs. Gilbertson and Gilanfar, set forth in their employment agreements, are in line with current compensation trends. The events that would trigger a named executive officer's entitlement to payments or other benefits upon termination or a change in control, and the value of the estimated payments and benefits are described in the following table, assuming a termination date and, where applicable, a change in control date of December 30, 2008, and a stock price of $0.311 per share, which was the price of one share of our common stock on such date:

	Steven J. Wagenheim	James G. Gilbertson	Darius H. Gilanfar
Involuntary Termination without Cause or Voluntary Termination for Good Reason, not upon a Change in Control
Severance	0	225,000	202,860
COBRA Continuation Payments	0	10,092	10,092

Total:	0	235,092	212,952

Involuntary Termination without Cause or Voluntary Termination for Good Reason, within 12 months of Change in Control
Severance	450,000	225,000	202,860
COBRA Continuation Payments	10,092	10,092	10,092

Total:	460,092	235,092	212,952

Amended and Restated Equity Incentive Plan

        On December 4, 2008, our shareholders approved our Amended and Restated Equity Incentive Plan to, among other things, expand the forms of incentive compensation that may be awarded, revise the formula pursuant to which shares are added to the plan each year and specify the material terms of the performance goals under the plan. The Amended and Restated Equity Incentive Plan provides that involuntary termination of any optionee in connection with a change in control will cause the immediate vesting of any unvested stock options then held by the optionee. As noted above, Mr. Wagenheim has a similar provision in his employment agreement. However, as of December 30, 2008, the exercise price of the outstanding unvested options held by our named executive officers was greater than the stock price on such date. As a result, the acceleration of vesting would not result in a payment to our named executive officers as of December 30, 2008.

Compensation of Directors

        Our non-employee directors receive (1) an annual retainer of $10,000, paid quarterly on the first day of each quarter and (2) $500 per meeting for attending board meetings, committee meetings and the annual meeting of shareholders. Our Lead Director receives an additional annual retainer of $5,000. The Chairmen of our audit committee and compensation committee each receive an additional annual retainer of $5,000. The Chairman of our corporate governance and nominating committee receives an additional annual retainer of $2,500.

        In addition, non-employee directors also receive automatic awards of stock options for the purchase of 15,000 shares of common stock per year under the Amended and Restated Equity Incentive Plan. Such awards, which become exercisable in full on the first anniversary of the date of grant, have a ten-year term.

        Compensation of our non-employee directors during 2008 appears in the following table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)	Total ($)
Eugene E. McGowan	23,500	23,558	47,058
Arthur E. Pew III	16,500	22,277	38,777
Dermot F. Rowland	19,500	21,369	40,869
Bruce H. Senske	28,500	19,162	47,662

    (a)
    Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2008 for stock options in accordance with FAS 123R. Our non-employee directors held the following unexercised options at fiscal year end 2008:

	Option Awards(a)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Eugene E. McGowan	15,000	0		3.98	1/1/2009
	15,000	0		4.90	1/1/2010
	15,000	0		4.74	1/1/2011
	15,000	0	-	5.12	1/1/2012
	—	15,000		2.66	1/1/2018
Arthur E. Pew III	15,000	0		4.25	8/18/2009
	15,000	0		5.00	8/18/2010
	15,000	0		4.00	8/18/2011
	15,000	0		4.53	8/18/2017
	0	15,000		1.22	8/18/2018
Dermot F. Rowland	15,000	0		4.91	5/27/2009
	15,000	0		3.41	5/27/2010
	15,000	0		4.16	5/27/2011
	15,000	0		5.965	5/27/2012
	0	15,000		1.92	5/27/2018
Bruce H. Senske	15,000	0		5.019	11/26/2009
	15,000	0		4.97	11/26/2010
	15,000	0		5.24	11/26/2011
	15,000	0		3.34	11/26/2017
	0	15,000		0.3901	11/26/2018

    (a)
    Each option is exercisable in full on the first anniversary of the date of grant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership

        The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of February 20, 2009, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each executive officer named in the summary compensation table above, and (d) all current executive officers and directors as a group. The percentage of beneficial ownership is based on 16,197,849 shares outstanding as of February 20, 2009. As indicated in the footnotes, shares issuable pursuant to warrants and options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted below, the named individual has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(1)		Percentage of Common Stock(1)
Steven J. Wagenheim(2)	1,532,614	(3)	9.2%
William Blair & Company, L.L.C.(4)	1,255,937		7.8%
Arthur E. Pew III(2)	1,204,262	(5)	7.4%
Brewing Ventures LLC	997,500		6.2%
Gary M. Winston(6)	973,201	(7)	6.0%
Solstice Capital Management, LLC(6)	961,617	(8)	5.9%
Eugene E. McGowan(9)	443,597	(10)	2.7%
James G. Gilbertson	215,000	(11)	1.3%
Dermot F. Rowland	158,381	(12)	1.0%
Bruce H. Senske	106,327	(13)	*
Darius H. Gilanfar	25,485	(14)	*
All current directors and executive officers as a group (8 persons)(15)	2,735,666	(16)	15.8%

*
Represents less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of February 20, 2009.

(2)
Messrs. Wagenheim and Pew, two members of our board of directors, are members of Brewing Ventures LLC who collectively own more than 83.3% of its membership interests. As a result, they may be deemed to be the indirect beneficial owners of the securities it holds. The number of shares reported herein as beneficially owned by such individuals includes the securities held by Brewing Ventures.

(3)
Includes 441,667 shares purchasable to Mr. Wagenheim upon the exercise of options.

(4)
As set forth in the Schedule 13G filed with the SEC by William Blair & Company, L.L.C. on January 12, 2009. The address of this shareholder is 222 West Adams Street, Chicago, IL 60606.

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

(9)
Mr. McGowan, a member of our board of directors, has a business relationship with Granite Partners, L.L.C. such that he may be deemed to be the indirect beneficial owner of the securities held by such entity. The number of shares reported herein as beneficially owned by Mr. McGowan includes the securities held by Granite Partners. The address of this shareholder is 201 S. Phillips Ave., Ste 100, Sioux Falls, SD 57104.

(10)
Includes 15,128 shares owned by Granite Partners, 170,215 shares purchasable by Granite Partners upon the exercise of warrants and 60,000 shares purchasable to Mr. McGowan upon the exercise of options.

(11)
Includes 170,000 shares purchasable upon the exercise of options.

(12)
Includes 6,400 shares purchasable by Mr. Rowland upon the exercise of warrants and 60,000 shares purchasable upon the exercise of options.

(13)
Includes 4,308 shares purchasable by Mr. Senske upon the exercise of warrants and 60,000 shares purchasable upon the exercise of options.

(14)
Includes 25,000 shares purchasable upon the exercise of options.

(15)
Includes securities held by Brewing Ventures, Mr. Pew's spouse, trusts for the benefit of Mr. Pew's grandchildren, and Granite Partners.

(16)
Includes 180,923 shares purchasable upon the exercise of warrants and 921,667 shares purchasable upon the exercise of options.

Equity Compensation Plan Information

        The following table provides information as of the end of fiscal year 2008 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,148,134		$3.63	804,409	(1)
Equity compensation plans not approved by security holders	231,166	(2)	$4.78	0

Total	2,379,300		$3.74	804,409

(1)
Represents shares remaining available for future issuance under our Amended and Restated Equity Incentive Plan. On January 1st of each year, the aggregate number of shares of stock that may be awarded under the Amended and Restated Equity Incentive Plan automatically increases by the lesser of (a) 80,000 shares of stock or (b) 2.0% of the outstanding shares of stock on such date. As a result, an additional 80,000 shares (not shown above) became available for future issuance under our Amended and Restated Equity Incentive Plan as of January 1, 2009.

(2)
Represents (a) an aggregate of 25,000 shares of common stock underlying ten-year options exercisable at $1.65 per share issued on December 27, 2001, to an executive officer who also serves as a director; (b) an aggregate of 20,000 shares of common stock underlying ten-year options exercisable at $2.45 per share issued on February 11, 2003 to a former executive officer who also served as a director; (c) an aggregate of 130,730 shares of common stock underlying five-year warrants exercisable at $5.00 per share, 29,618 of which were originally issued September 17, 2004 and 101,112 of which were issued November 4, 2004; and (d) an aggregate of 55,436 shares of common stock underlying five-year warrants exercisable at $6.50 per share issued October 21, 2005.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

        Our audit committee is responsible for reviewing any proposed transaction with a related person. In April 2007, our board of directors adopted a written policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. This policy states that the audit committee is responsible for reviewing and approving or disapproving all interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) our company will be a participant, and (c) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of our company's common stock, or an immediate family member of the foregoing. The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers, compensation paid to directors, and the guarantee fees we pay to Steven J. Wagenheim, our President, Chief Executive Officer, one of our directors and the beneficial owner of approximately 9.2% of our common stock, as described below. All future transactions between us and our executive officers, directors and principal shareholders and their affiliates will be approved by our audit committee pursuant to the foregoing policy.

Agreements with Dunham

        In September 2006, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW Leasing, L.L.C. ("DHW") relating to the lease of furniture, fixtures and equipment for restaurants. The members of DHW are Donald A. Dunham, Jr., Charles J. Hey and Steven J. Wagenheim. Mr. Wagenheim is our President, Chief Executive Officer, one of our directors and the beneficial owner of approximately 9.2% of our common stock. Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, for which we paid Mr. Wagenheim no guarantee fee. Under the terms of the Equipment Lease Commitment, DHW purchased and leased to us equipment at six of our restaurants and we had the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. The amount financed on each of these five-year agreements ranged from $1.0 to $1.1 million and the annual interest rate on each lease was approximately 13.8% annually. In March 2007, we completed a private placement of common stock to accredited investors. Utilizing approximately $6.0 million of these proceeds, we retired the entire balance of capital lease debt due under this agreement.

        In December 2007, we entered into an Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to us equipment costing up to $16.0 million. Each five-year lease is expected to be for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant. Payments due DHW will have an interest rate equal to the DHW bank base rate plus 4.8%. Principal payments on the amounts borrowed will depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW. The lease financing will be subject to the availability of financing commitments to DHW from its lenders. Our company and DHW have agreed upon a form of master equipment lease that provides, among other things, for a lease fee equal to 0.25% of the principal amount financed upon origination of each equipment lease. We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. We are not obligated to enter into any equipment leases with DHW and DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham Capital Management, L.L.C. ("Dunham"), which is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners LLC, a beneficial owner of approximately one percent of our securities. As of February 20, 2009, DHW had purchased and leased to us equipment at costing $15.0 million under this Equipment Lease Commitment. The value of the equipment financed at each restaurant is approximately $1.0 million and the annual interest rate on each lease ranges from 10.3% to 12.3%. In connection with the DHW financing, we also entered into amendments to eight lease agreements with Dunham. Pursuant to these amendments, lease rates at the applicable restaurant locations will increase by 10% every five years, commencing on January 1, 2013, January 1, 2014 or January 1, 2015, depending on the restaurant.

        While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, his participation in the income and profits of DHW may not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt. Furthermore, Mr. Wagenheim will not receive a guarantee fee or other payment from our company in connection with the equipment lease financing from DHW.

        In February 2009, we entered into a master agreement with Dunham, DHW and Dunham Equity Management, L.L.C. (collectively, the "Dunham Entities") to provide rent or other cash flow reductions to our company in the amount of $2,500,000 for the calendar year 2009 and $1,500,000 for calendar year 2010 (the "Master Agreement"). At the time of entering into the Master Agreement, Dunham had an ownership interest in 16 of our 26 operating restaurant properties. We obtained a draw of $1.0 million under the DHW Equipment Lease Commitment concurrent with our entry into the Master Agreement, which is included in the $15.0 million above-referenced amount financed as of February 20, 2009. DHW also agreed to amend and restate the Equipment Lease Commitment to reflect negotiated rent reductions on such financing leases. The rent reductions are from the following areas: reductions from leases where a Dunham Entity is either a landlord or sublandlord; reductions from financing leases; reductions in rent derived by Dunham Entities from ground lease landlords; and reductions from landlords of non-Dunham controlled properties. The Master Agreement also provides that the Dunham Entities will amend and restate applicable leases and subleases with our company to reflect negotiated rent reductions. We commenced paying reduced rent in January 2009 in anticipation of finalizing the Master Agreement, which reductions are deemed to be part of the negotiated rent reductions. Dunham has agreed to use reasonable efforts to secure rent reductions from each of its current ground lease landlords, which rent reductions will be considered a part of the overall rent reductions which the Dunham Entities have agreed to provide. As a part of the Master Agreement, Dunham has agreed to amend its leases with us that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles. Each lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension. In consideration of the agreements of Dunham provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 1,000,000 shares of common stock of our company at an exercise price equal to 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement. We also agreed to the following additional provisions: to provide Dunham with financial information concerning our operations, including a monthly comparison of actual income and expense compared to budgeted income and expense; to allow Dunham, for a period of two years or such earlier time that the Master Agreement shall have been terminated, to appoint a board observer who will have the right to attend board meetings; to provide for a chairman of our board of directors who is an independent director; to confirm our obligation to reimburse Dunham for out-of-pocket losses incurred in the closing of the Rogers, Arkansas location and resulting from the decision not to build on the Troy, Michigan site, less net sales proceeds from any real estate or lease income associated with such sites; to refrain from developing any new restaurants in 2009 without the consent of Dunham (which will not be unreasonably delayed or withheld), with the exception of the Indianapolis, Indiana restaurant; and to amend certain leases to provide that we will pledge to Dunham the liquor license owned by us for such restaurant locations.

Personal Guarantees and Guarantee Fees

        One of our directors and one former director have personally guaranteed certain of our leases and loan agreements. Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004. In August 2006, we entered into a lease agreement with Carlton pursuant to which we may finance lease up to $3.0 million of equipment. Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement, for which our board of directors also agreed to compensate him. The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period. During fiscal years 2008 and 2007, we recorded $91,692 and $49,927 of such compensation in general and administrative expense, respectively, and paid $75,000 and $50,000 of such compensation, respectively.

Consulting Services from Heidi M. Gilanfar

        Darius H. Gilanfar, one of our named executive officers, is married to Heidi Martin Gilanfar, who serves as a human resources/marketing consultant to our company. We paid her $143,895 for such services in fiscal year 2008. This related party transaction was ratified by our audit committee in August 2008.

Director Independence

        Our board is comprised of a majority of "independent" directors as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. Our board has determined that our independent directors are Eugene E. McGowan, Arthur E. Pew III, Dermot F. Rowland and Bruce H. Senske. Steven J. Wagenheim, our President and Chief Executive Officer, and James G. Gilbertson, our Chief Financial Officer, are not independent directors.

        Our board of directors has an audit committee, compensation committee, corporate governance and nominating committee, and an executive committee. Each of the key committees (audit, compensation, and corporate governance and nominating) consists solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the SEC and the IRS, respectively. Further information regarding the independence of our directors for service on our board's committees appears in Item 10 of this report.

Item 14.    Principal Accountant Fees and Services

Audit and Non-Audit Fees

        The following table presents fees for audit and other services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. for the fiscal years 2008 and 2007.

	Year Ended
	December 30, 2008	December 25, 2007
Audit fees(1)	$121,012	$130,508
Audit-related fees(2)	13,375	9,529
Tax fees(3)	21,460	21,208

Total Fees	$155,847	$161,245

    (1)
    Audit fees consist of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

    (2)
    Audit-related fees consist of assurance and related services that include, but are not limited to, audit of benefits plan, internal control reviews and consultation concerning financial accounting and reporting standards.

    (3)
    Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

        All services provided by our independent registered public accounting firm, Schechter, Dokken, Kanter, Andrews & Selcer, Ltd., are subject to pre-approval by our audit committee. The audit committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full audit committee meeting. Any interim approval given by an audit committee member must be reported to the audit committee no later than its next scheduled meeting. Before granting any approval, the audit committee (or a committee member, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The audit committee pre-approved all services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. in fiscal year 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  See Index to Consolidated Financial Statements on page F-1 and Index to Exhibits on page E-1.

  (b)
  See Index to Exhibits on page E-1.

  (c)
  Not applicable.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2009.

GRANITE CITY FOOD & BREWERY LTD.
By:	/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim President and Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

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

Signature	Title	Date

/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2009
/s/ JAMES G. GILBERTSON James G. Gilbertson	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 19, 2009
/s/ EUGENE E. MCGOWAN Eugene E. McGowan	Chairman	March 19, 2009
/s/ ARTHUR E. PEW III Arthur E. Pew III	Director	March 19, 2009
/s/ BRUCE H. SENSKE Bruce H. Senske	Director	March 19, 2009
/s/ DERMOT F. ROWLAND Dermot F. Rowland	Director	March 19, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Granite City Food & Brewery Ltd.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Shareholders' Equity	F-6
Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

Board of Directors
Granite City Food & Brewery Ltd.
Minneapolis, Minnesota

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Granite City Food & Brewery Ltd. as of December 30, 2008 and December 25, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 30, 2008. We also have audited Granite City Food & Brewery Ltd.'s internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Granite City Food & Brewery Ltd.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report On Internal Control Over Financial Reporting." Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite City Food & Brewery Ltd. as of December 30, 2008 and December 25, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Granite City Food & Brewery Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.
Minneapolis, Minnesota March 19, 2009

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED BALANCE SHEETS

	December 30, 2008	December 25, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$2,652,411	$7,076,835
Inventory	773,468	827,370
Prepaids and other	473,343	519,505

Total current assets	3,899,222	8,423,710
Prepaid rent, net of current portion	456,644	514,503
Property and equipment, net	76,251,463	72,410,886
Intangible and other assets	1,503,336	1,061,691

Total assets	$82,110,665	$82,410,790

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,000,812	$3,628,444
Accrued expenses	5,962,487	6,473,894
Accrued exit or disposal activities, current portion	19,999	—
Deferred rent, current portion	203,062	195,707
Long-term debt, current portion	320,697	284,620
Capital lease obligations, current portion	3,201,829	1,509,342

Total current liabilities	11,708,886	12,092,007
Accrued exit or disposal activities, net of current portion	822,494	—
Deferred rent, net of current portion	2,817,593	2,189,278
Long-term debt, net of current portion	1,668,134	1,732,416
Capital lease obligations, net of current portion	62,616,992	48,719,728

Total liabilities	79,634,099	64,733,429

Shareholders' equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,197,849 and 16,158,945 shares issued and outstanding at December 30, 2008 and December 25, 2007, respectively	161,978	161,589
Additional paid-in capital	43,844,373	43,264,493
Accumulated deficit	(41,529,785)	(25,748,721)

Total shareholders' equity	2,476,566	17,677,361

Total liabilities and shareholders' equity	$82,110,665	$82,410,790

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2008	December 25, 2007
Restaurant revenue	$96,294,344	$75,912,262
Cost of sales:
Food, beverage and retail	29,035,558	22,897,400
Labor	35,429,340	27,428,873
Direct restaurant operating	14,260,116	10,555,153
Occupancy	6,200,309	4,738,493

Total cost of sales	84,925,323	65,619,919

Pre-opening	1,663,894	2,708,247
General and administrative	10,880,289	8,619,360
Depreciation and amortization	6,568,536	4,711,789
Exit or disposal activities	1,271,307	—
Other	146,360	108,613

Operating loss	(9,161,365)	(5,855,666)

Interest:
Income	28,788	218,789
Expense	(6,648,487)	(3,920,778)

Net interest expense	(6,619,699)	(3,701,989)

Net loss	$(15,781,064)	$(9,557,655)

Loss per common share, basic	$(0.97)	$(0.62)

Weighted average shares outstanding, basic	16,194,031	15,525,326

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock shares	Par value	Additional paid-in capital	Accumulated deficit	Shareholders' equity
Balance on December 26, 2006	13,370,331	$133,703	$29,122,306	$(16,191,066)	$13,064,943
Compensation expense on options			1,236,315		1,236,315
Issuance of common stock sold in private placement, net	2,617,334	26,173	12,744,683		12,770,856
Issuance of common stock upon exercise of warrants	135,080	1,351	107,476		108,827
Issuance of common stock upon exercise of options	36,200	362	53,713		54,075
Net loss				(9,557,655)	(9,557,655)

Balance on December 25, 2007	16,158,945	161,589	43,264,493	(25,748,721)	17,677,361
Compensation expense on options			546,223		546,223
Common shares issued upon exercise of options	15,000	150	33,900		34,050
Common shares issued upon exercise of warrants	23,904	239	(243)		(4)
Net loss				(15,781,064)	(15,781,064)

Balance on December 30, 2008	16,197,849	$161,978	$43,844,373	$(41,529,785)	$2,476,566

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2008	December 25, 2007
Cash flows from operating activities:
Net loss	$(15,781,064)	$(9,557,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,520,398	4,675,751
Other amortization	48,138	36,038
Stock option compensation expense	546,223	1,236,315
Loss on disposal of property and equipment	146,360	108,614
Loss on exit or disposal activities	977,550	—
Deferred rent	635,670	618,611
Changes in operating assets and liabilities:
Inventory	53,902	(316,224)
Prepaids and other	104,021	(136,938)
Accounts payable	(290,050)	550,313
Accrued expenses	(511,407)	1,369,164

Net cash used in operating activities	(7,550,259)	(1,416,011)

Cash flows from investing activities:
Purchase of:
Property and equipment	(3,435,975)	(10,325,746)
Intangible and other assets	(433,233)	(351,993)

Net cash used in investing activities	(3,869,208)	(10,677,739)

Cash flows from financing activities:
Payments on capital lease obligations	(1,760,798)	(6,128,366)
Proceeds from capital leases	9,000,000	4,941,333
Payments on long-term debt	(278,205)	(247,890)
Net proceeds from issuance of stock	34,046	12,933,758

Net cash provided by financing activities	6,995,043	11,498,835

Net decrease in cash	(4,424,424)	(594,915)
Cash and cash equivalents, beginning	7,076,835	7,671,750

Cash and cash equivalents, ending	$2,652,411	$7,076,835

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,479,097	$379,952

Cash paid for state minimum fees	$8,293	$7,722

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$8,526,868	$12,029,110

Intangible asset acquired under long-term debt agreement	$250,000	$—

Property and equipment and intangibles purchased and included in accounts payable	$1,337,582	$788,698

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Background

        Granite City Food & Brewery Ltd. (the "Company") develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®. The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site. The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets. As of December 30, 2008, the Company operated 25 restaurants. The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer. In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

        The Company's future expansion strategy focuses on development of restaurants in markets where management believes the Company's concept will have broad appeal and attractive restaurant-level economics.

Principles of consolidation and basis of presentation

        As a result of the Company's history of recurring losses, negative cash flow from operations and its accumulated deficit, the Company has carefully assessed its anticipated cash needs for the next 12 months. Although the Company has no further plans for expansion in 2009 other than the restaurant opened in Indianapolis, Indiana in February 2009, the Company expects to expend additional capital in connection with its long-term expansion plans so as to gain greater leverage of its current infrastructure. Based on the Company's December 30, 2008 cash position of $2.7 million, the December 2007 $16.0 million DHW Leasing, L.L.C. ("DHW") Equipment Lease Commitment (see Note 9), of which approximately $2.0 million in lease financing remained available to the Company as of December 30, 2008, the Company's landlords' contractual commitments to rent reductions in 2009 and 2010 (see Note 16), and expected cash flows from operations assuming the Company meets or exceeds its internal budget, the Company's management believes it will have sufficient funds to maintain working capital needed for its operations in 2009. The sources of expected cash flow improvement for 2009 include areas such as:

  •
  $2,500,000 reduction in rent reductions (and an additional $1,500,000 of such reductions in 2010);

  •
  $2,000,000 reduction of food costs from newly negotiated contracts;

  •
  $1,500,000 reduction in human resources, recruiting and training costs;

  •
  $300,000 reduction in general liability insurance;

  •
  $300,000 reduction through the changes in the Mug Club program;

  •
  lower labor cost through staffing based on sales per labor hour for all positions; and

  •
  the reduction of management teams to levels consistent with revenue.

        However, the Company may require further funding for operations during 2009 to address seasonally slower time periods during the year and/or to address the possibility of experiencing lower than budgeted cash flows from operations if the economic slowdown continues to adversely affect the U.S. economy and the restaurant industry in particular. The amount of any such required funding

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

would depend upon sales trends and the Company's ability to generate positive cash flow. The Company may also need to raise additional funds for future expansion depending upon the level of expansion determined to be appropriate in later years as compared to the cash flow of the Company. If sources of liquidity are insufficient to fund expected capital needs, or the Company's needs are greater than anticipated, the Company will be required to raise additional funds through the incurrence of indebtedness or public or private sales of equity securities. The Company continues to pursue debt and equity financing alternatives for working capital. If the Company does not generate sufficient cash flow from current operations or if financing is not available to the Company, the Company may be required to further curtail projected growth, which could materially adversely affect its business, financial condition, operating results and cash flows.

        The Company's consolidated financial statements include the accounts and operations of the Company and its subsidiary corporation under which its Kansas locations are operated. Fifty percent of the stock of the subsidiary corporation is owned by a resident of Kansas. Granite City Restaurant Operations, Inc., a wholly-owned subsidiary of the Company, owns the remaining 50% of the stock of the subsidiary corporation. The resident-owner of the stock of that entity has entered into a buy-sell agreement with the subsidiary corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the subsidiary corporation upon certain events, or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state. The Company has entered into a master agreement with the subsidiary corporation that permits the operation of the restaurants and leases to the subsidiary corporation the Company's property and facilities. The subsidiary corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from such operations. The Company has determined that the foregoing ownership structure will cause the subsidiary corporation to be treated as a variable interest entity in which the Company has a controlling financial interest for the purpose of Financial Accounting Standards Board ("FASB") Interpretation 46 (R), Consolidation of Variable Interest Entities. As such, the subsidiary corporation is consolidated with the Company's financial statements and the Company's financial statements do not reflect a minority ownership in the subsidiary corporation. Also included in the Company's consolidated financial statements are other wholly-owned subsidiaries. All references to the Company in these notes to consolidated financial statements relate to the consolidated entity, and all intercompany balances have been eliminated.

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

Reclassifications

        Certain minor reclassifications have been made to the consolidated financial statements for fiscal year 2007 for them to conform to the presentation of the consolidated financial statements for fiscal

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

year 2008. These reclassifications have no effect on the accumulated deficit or net loss previously reported.

Fiscal year

        The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes. Fiscal year 2008 consisted of 53 weeks while fiscal year 2007 consisted of 52 weeks.

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

Property and equipment

        Property and equipment (see Note 4) is recorded at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter. Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.

        The estimated useful lives are as follows:

Computer software	3 years
Furniture and restaurant equipment	5-8 years
Brewery equipment	20 years
Building and leasehold improvements	10-20 years

        The Company accumulates the cost of architecture fees and equipment it has purchased, but not yet placed in service in its construction-in-progress account. Such equipment includes, but is not limited to, kitchen equipment, audio visual equipment, brewing equipment, computers and technical equipment.

        Management reviews property and equipment, including leasehold improvements for impairment when events or circumstances indicate these assets might be impaired in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management bases this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset. If indicators of impairment are present and if the

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Company determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. The Company does not believe there are any indicators of unrecorded impairment with respect to its property and equipment.

Intangible and other assets

        Intangible assets (see Note 5) are recorded at cost and reviewed annually for impairment. Included in intangible assets are trademarks for which registrations continue indefinitely. However, the Company expects that the value derived from these trademarks will decrease over time, and therefore amortizes them under the straight-line method over 20 years. Also included in intangible assets are transferable liquor licenses that were purchased through open markets in jurisdictions with a limited number of authorized liquor licenses. These liquor licenses are renewable every year if the Company complies with basic applicable rules and policies governing the sale of liquor in the respective states. As a result, the Company expects the cash flows from these licenses to continue indefinitely. Because there is an observable market for transferable liquor licenses and the Company expects them to generate cash flow indefinitely, in accordance with SFAS No. 142, Goodwill and Intangible Assets, the Company does not amortize capitalized liquor licenses as they have indefinite lives. The cost of non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are not capitalized, but rather expensed as incurred. The annual renewal fees for each of the Company's liquor licenses, whether capitalized or expensed, are nominal and are expensed as incurred.

        Included in other assets (see Note 5) are security deposits and deferred loan costs. Deferred loan costs are amortized straight-line over the term of the financing agreements which does not differ materially from the effective interest method of amortizing such costs.

Leases and deferred rent payable

        The Company leases substantially all of its restaurant properties. Leases are accounted for under the provisions of SFAS No. 13 and SFAS No. 98, Accounting for Leases, as well as other subsequent amendments and authoritative literature including FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent payable (see Note 7). Additionally, pursuant to Emerging Issues Task Force No. 98-09, Accounting for Contingent Rent, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement, based on estimates of probable levels of revenue during the contingency period. Deferred rent payable also includes a tenant improvement allowance the Company received, which is being amortized as a reduction of rent expense also on a straight-line basis over the initial term of the lease.

Revenue recognition

        Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's consolidated statements of operations net of sales taxes collected. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

cards are included in accrued expenses in the accompanying consolidated balance sheets. The Company periodically recognizes gift card breakage which represents the portion of its gift card obligation for which management believes the likelihood of redemption by the customer is remote, based upon historical redemption patterns. Such amounts are included as a reduction to general and administrative expense.

Pre-opening costs

        Pre-opening costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant's operations. Pre-opening costs consist primarily of travel, food and beverage, employee payroll and related training costs. Pre-opening costs also includes non-cash rental costs under operating leases incurred during a construction period pursuant to FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period.

Advertising costs

        Advertising costs are expensed as incurred. Total amounts incurred during fiscal years 2008 and 2007 were $675,731 and $281,080, respectively. Advertising costs are included as a component of direct restaurant operating expense when the costs are specific to a particular restaurant or market or in corporate-level general and administrative expense when the costs are not specific to a given restaurant.

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

        In fiscal year 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), which clarifies the accounting and disclosures for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The adoption of FIN 48 had no effect on the Company's net loss or accumulated deficit. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision.

Stock-based compensation

        The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004) ("SFAS 123(R)"), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

        The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2008 and 2007:

	2008	2007
Dividend yield	None	None
Expected volatility	40.5% – 66.3%	51.1% – 71.6%
Expected life of option	10 years	5 - 10 years
Risk-free interest rate	2.2% – 4.3%	3.6% – 4.8%

Net loss per share

        Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the fiscal year. Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses. Calculations of the Company's net loss per common share for the years ended December 30, 2008 and December 25, 2007 are set forth in the following table:

	Year Ended
	December 30, 2008	December 25, 2007
Net loss	$(15,781,064)	$(9,557,655)

Loss per common share, basic	$(0.97)	$(0.62)

Weighted average shares outstanding, basic	16,194,031	15,525,326

        Stock options and warrants for the purchase of 3,646,906 shares at December 30, 2008 and stock options and warrants for the purchase of 3,829,952 shares at December 25, 2007, were not used for the calculation of loss per share or weighted average shares outstanding on a fully diluted basis.

2. Fair value of financial instruments

        At December 30, 2008 and December 25, 2007, the fair value of cash and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3. Restaurant closing and asset impairment charges

        In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant. Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss. Management believes the closure of this restaurant will allow the Company to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies and cash flow. The Company is working to find a replacement tenant for the location, for which it is bound by a 20-year net lease. Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of $57,681, costs incurred for early contract termination of $4,578 and costs to close and maintain the facility of $231,498. Until the Company is able to find a replacement tenant, it will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a non-cash lease

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restaurant closing and asset impairment charges (Continued)

termination liability of $852,146 based on management's estimate of the fair value of these obligations. This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property. During the third quarter of 2008, the Company recorded a non-cash impairment charge of $135,057 related to the write-off of the carrying value of the restaurant equipment at the Rogers location. The amount of this write-off is equal to the difference between the net book value of the equipment and the expected future cash flows generated by leasing the equipment to a replacement tenant. The following is a reconciliation of the beginning and ending balances of the Rogers exit activity:

Accrued exit or disposal costs at December 25, 2007	$—
Costs incurred and charged to expense	1,145,903
Payments	(293,757)
Amortization of sublease liability	(9,653)

Accrued exit or disposal costs at December 30, 2008	$842,493

        The costs related to the closing of the Rogers restaurant, including the asset impairment charge, aggregated $1,271,307 and are reflected on the Company's consolidated statements of operations as "exit or disposal activities".

4. Property and equipment

        Property and equipment, including that under capital leases (see Note 9), consisted of the following:

	December 30, 2008	December 25, 2007
Land	$18,000	$18,000
Buildings	54,991,656	46,238,741
Leasehold improvements	9,117,667	8,516,291
Equipment and furniture	31,877,053	26,133,376
Construction in progress *	642,579	5,540,980

	96,646,955	86,447,388
Less accumulated depreciation	(20,395,492)	(14,036,502)

	$76,251,463	$72,410,886

    *
    Construction in progress includes the following approximate amounts for items yet to be placed in service:

	December 30, 2008	December 25, 2007
Leasehold improvements for future locations	$187,400	$240,000
Building and equipment at future locations	$255,200	$5,300,000
Equipment at current locations	$199,900	—

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible and other assets

        Intangible assets and other assets consisted of the following:

	December 30, 2008	December 25, 2007
Intangible assets:
Liquor licenses	$760,865	$331,415
Trademarks	140,141	137,601
Other:
Deferred loan costs	243,421	199,912
Security deposits	539,187	524,903

	1,683,614	1,193,831
Less accumulated amortization	(180,278)	(132,140)

	$1,503,336	$1,061,691

        In each of the next five years, management expects to incur $7,007 of amortization expense relative to trademarks.

6. Accrued expenses

        Accrued expenses consisted of the following:

	December 30, 2008	December 25, 2007
Payroll and related	$1,770,802	$2,472,513
Deferred revenue from gift card sales	1,971,477	2,103,294
Sales taxes payable	619,377	692,758
Interest	568,777	399,387
Real estate taxes	536,290	212,950
Other	495,764	592,992

	$5,962,487	$6,473,894

7. Deferred rent payable

        Under the terms of the lease agreement the Company entered into regarding its Lincoln property, the Company received a lease incentive of $450,000, net. This lease incentive was recorded as a deferred rent payable and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method. Rent expense was reduced by $30,000 and $11,111 in 2008 and 2007, respectively. The deferred rent incentive balance at December 30, 2008 and December 25, 2007 was $328,889 and $358,889, respectively.

        Also included in deferred rent payable at December 30, 2008 and December 25, 2007 is $2,633,912 and $1,961,283, respectively, which represents the difference between minimum rent payments and straight-line rent over the initial term including the "build out" or "rent-holiday" period. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement. Contingent rent expense included in deferred rent payable at December 30, 2008 and December 25, 2007 is $57,854 and $64,813, respectively.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term debt

        As of the end of fiscal year 2008, the Company had two outstanding long-term loans with an independent financial institution for the purchase of equipment for its restaurants located in Des Moines and Davenport, Iowa. These loans are secured only by the tangible personal property and fixtures at the respective locations. Each of these loans is guaranteed by Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, and the Company's board of directors agreed to compensate him for such guarantees. The amount of annual compensation is 3% of the balance of such loans and is calculated and accrued based on the weighted average daily balance of the loans at the end of each monthly accounting period (see Note 11). In addition to these two loan agreements, the Company has a long-term loan outstanding with the same independent financial institution secured by the tangible personal property and fixtures at the Fargo, North Dakota restaurant. Although this loan is also guaranteed by Mr. Wagenheim, the Company does not compensate him for such guarantee. In 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000. The note was issued to secure the liquor license for the Company's restaurant located in South Bend, Indiana. As of the end of fiscal years 2008 and 2007, the balances, interest rates and maturity dates of our long-term debt were as follows:

		December 30, 2008	December 25, 2007
Des Moines
	Balance	$226,802	$345,295
	Annual interest rate	10.25%	10.25%
	Maturity date	27-Aug-10	27-Aug-10
Davenport
	Balance	$272,081	$383,330
	Annual interest rate	10.25%	10.25%
	Maturity date	6-Jan-11	6-Jan-11
Fargo
	Balance	$1,239,948	$1,288,411
	Annual interest rate	8.75%	8.75%
	Maturity date	15-Aug-11	15-Aug-11
South Bend
	Balance	$250,000	—
	Annual interest rate	8.00%	N/A
	Maturity date	30-Sep-23	N/A

        Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2009	$320,697
2010	294,185
2011	1,135,888
2012	4,263
2013	4,617
Thereafter	229,181

$1,988,831

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term debt (Continued)

        During the years ended December 30, 2008 and December 25, 2007, the Company incurred $182,351 and $202,887, respectively, in interest expense related to long-term debt.

9. Leases

Capital leases

        As of December 30, 2008, the Company operated 23 restaurants under capital lease agreements. Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026, seven in 2027 and the remaining two in 2028, all with renewable options for additional periods. Twenty-one of these lease agreements originated with Dunham Capital Management, L.L.C. ("Dunham"), a commercial developer. Under 13 of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

        The Company entered into a lease agreement in 2001 for the equipment and leasehold improvements at its St. Cloud, Minnesota and Sioux Falls, South Dakota restaurants and for equipment at its beer production facility. Such lease was paid in full in 2008. The annual interest rate on this lease which was personally guaranteed by Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, and a former director of the Company, was approximately 6.8%.

        In August 2006, the Company entered into a master lease agreement with Carlton Financial Corporation ("Carlton") pursuant to which it could "finance lease" up to $3.0 million of equipment purchases for three restaurant locations. As of December 30, 2008, the Company had entered into three lease schedules and amendments to this master lease, pursuant to which it began leasing equipment for an initial lease term ranging from 36 to 39 months. The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million and the annual interest rate on each ranges from 12.9% to 19.6% annually. The Company has provided Carlton with refundable security deposits aggregating $251,165 as well as a security interest in certain other equipment. In February 2009, these lease schedules were amended to extend the terms by one year and reduce the monthly payments related to two of the lease schedules (see Note 16). At the end of each lease term, the Company may purchase Carlton's interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment. Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, was required to personally guarantee payments to be made to Carlton under the lease financing and the Company's board of directors agreed to compensate him for such guarantee. The amount of annual compensation is 3% of the balance of such lease and is calculated and accrued based on the weighted average daily balance of the lease at the end of each monthly accounting period (see Note 11).

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Leases (Continued)

        In September 2006, the Company entered into an Equipment Lease Commitment and Master Equipment Lease with DHW Leasing, L.L.C. ("DHW"), relating to the lease of furniture, fixtures and equipment for restaurants. The members of DHW are Donald A. Dunham, Charles J. Hey and Steven J. Wagenheim. Mr. Wagenheim is the Company's president, chief executive officer and one of its directors. Mr. Wagenheim owns a 20% membership interest in DHW and had agreed to personally guarantee 20% of DHW's indebtedness to its lenders, for which the Company paid Mr. Wagenheim no guarantee fee. Under the terms of the Equipment Lease Commitment, DHW purchased and leased to the Company equipment at six of its restaurants and the Company had the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. The amount financed on each of these five-year agreements ranged from $1.0 to $1.1 million and the annual interest rate on each lease was approximately 13.8% annually. In March 2007, the Company completed a private placement of common stock to accredited investors described in Note 15 below. Utilizing approximately $6.0 million of these proceeds, the Company retired the entire balance of capital lease debt due under this agreement.

        In December 2007, the Company entered into a new Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to the Company equipment costing up to $16.0 million. Each five-year lease is expected to be for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant. Payments due DHW will have an interest rate equal to the DHW bank base rate plus 4.8%. Principal payments on the amounts borrowed will depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW. The lease financing to be provided by DHW to the Company will be subject to the availability of financing commitments to DHW from its lenders. The Company and DHW have agreed upon a form of Master Equipment Finance Lease that provides, among other things, for a lease fee equal to 0.25% of the principal amount financed upon origination of each equipment lease. The Company has the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. The Company is not obligated to enter into any equipment leases with DHW and DHW is not obligated to provide equipment leases for restaurants that are not developed and constructed by Dunham. While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, he will not receive a guarantee fee or other payment in connection with this DHW financing. As of December 30, 2008, DHW had purchased and leased to the Company equipment costing $14.0 million under this agreement. Subsequently, in February 2009, DHW purchased and leased to the Company additional equipment costing $1.0 million under this agreement (see Note 16). The value of the equipment financed at each restaurant is approximately $1.0 million and the annual interest rate on each lease ranges from 10.3% to 12.3%. In connection with the DHW financing, the Company also entered into amendments to eight lease agreements with Dunham. Pursuant to these amendments, the term of these leases did not change, but lease rates at the applicable restaurant locations will increase by 10% every five years, commencing on January 1, 2013, January 1, 2014 or January 1, 2015, depending on the restaurant. The difference between the present value of the future minimum lease payments under the amended agreements and the balance of the obligations prior to the amendments aggregated approximately $1.0 million. Pursuant to FASB Statement No. 13, Accounting for Leases, the Company increased both the balance of its assets and the balance of its capital lease obligations by approximately $1.0 million.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Leases (Continued)

        In June 2007, the Company entered into a lease for an energy optimization system at its Maple Grove, Minnesota restaurant for approximately $30,000. This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

        Included in property and equipment are the following assets held under capital leases:

	December 30, 2008	December 25, 2007
Land	$18,000	$18,000
Building	54,991,656	44,926,945
Equipment and leasehold improvements	17,588,649	7,509,977

	72,598,305	52,454,922
Less accumulated depreciation	(9,600,913)	(5,438,454)

	$62,997,392	$47,016,468

        Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company's consolidated statements of operations.

Operating leases

        The land portions of the 23 property leases referenced above, 21 lease agreements of which originated with Dunham, one of the Company's developers, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, the Company has obligations under the following operating leases:

        In January 2001, the Company entered into a 20-year operating lease for the land upon which the Company built its Fargo, North Dakota restaurant. Under the lease terms, the Company is obligated to annual rent of $72,000 plus percentage rent based upon restaurant sales.

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

        In November 2005, the Company entered into an agreement for a facility in Minneapolis, Minnesota which is used as a test kitchen. This lease commenced November 1, 2005. In October 2008, the Company exercised a three-year option on this lease which, as extended, expires in October 2011. The agreement calls for annual rent of $43,796.

        In March 2006, the Company entered into a lease agreement for the land and building for its St. Louis Park, Minnesota restaurant. Rental payments for this lease are $148,625 annually. This operating lease expires in 2016 with renewal options for additional periods.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Leases (Continued)

Additional leases

        In April 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it opened in Indianapolis, Indiana in February 2009 under the terms specified in the development agreement with Dunham for the development of restaurants. The restaurant was constructed for the Company on a build-to-suit basis. Basic terms of the lease include annual rent equal to 10.5% of the construction cost plus the land lease and contingent rent based on a percentage of revenue. The base rent will escalate 10% at the end of each five-year period. The term of the lease commenced when operations began and the Company will be responsible for any real-estate taxes and all operating costs. Rental costs associated with the operating lease incurred during the construction period are recognized as pre-opening costs and escalated rent will be recognized as expense on a straight-line basis over the term of each lease.

        In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan. However, in February 2009, the Company decided not to build on that site, and as part of an agreement with Dunham, DHW and Dunham Equity Management, L.L.C. (collectively, the "Dunham Entities") described in Note 16, the Company will reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site.

        In August 2008, the Company ceased operations at its restaurant in Rogers, Arkansas (see Note 3). However, the Company is currently bound by the terms of this 20-year net lease agreement entered into under the terms specified in the development agreement with Dunham. Pursuant to an agreement with the Dunham Entities described in Note 16, the Company will reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with this site (see Note 16). The building portion of this lease is classified as a capital lease while the land portion is classified as an operating lease.

        Rental expense for the years ended December 30, 2008 and December 25, 2007 on all operating leases was $3,870,559 and $2,747,062, respectively. Included in rent expense at December 30, 2008 and December 25, 2007, was $96,433 and $108,621, respectively, of contingent rent expense based on revenue.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Leases (Continued)

        Minimum future lease payments under all leases are as follows:

Year ended:	Capital Leases	Operating leases
2009	$10,309,354	$3,761,855
2010	10,949,019	3,798,080
2011	10,277,147	3,797,179
2012	12,188,672	3,710,836
2013	9,816,399	3,827,154
Thereafter	86,842,251	49,424,220

Total minimum lease payments	140,382,842	$68,319,324

Less amount representing interest	71,800,781

Present value of net minimum lease payments	68,582,061
Less current portion	(3,077,419)

Long-term portion of obligations	$65,504,642

        Other than the amendments to the Carlton lease agreements and the additional $1.0 million DHW equipment lease entered into in February 2009, the foregoing table does not consider changes to lease commitments commencing after December 30, 2008. The future minimum lease payments and the classification on many of these obligations will change pursuant to the agreement the Company entered into with the Dunham Entities in February 2009 (see Note 16). Although the full effect of such changes has not yet been determined, the Company anticipates the future minimum lease payments on its lease obligations will be reduced by at least $2.5 million and $1.5 million in 2009 and 2010, respectively.

        At December 30, 2008, the annual implicit interest rates on the land and building leases were between 6.0% and 15.6%. The annual interest rates on the building improvements and equipment leases were between 10.3% and 19.6%. The average interest rate on the building capital leases was 10.14%. Interest expense on these leases was $6,466,136 and $3,717,891 for the years ending December 30, 2008 and December 25, 2007, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant sales.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income taxes

        The income tax provision allocated to continuing operations consists of the following:

	Year Ended
	December 30, 2008	December 25, 2007
Deferred income taxes:
Federal	$4,934,491	$3,422,402
State	1,166,154	858,589

Deferred income tax benefit	6,100,645	4,280,911

Net change to valuation allowance	(6,100,645)	(4,280,911)

Total income tax provision	$—	$—

        A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on loss from continuing operations is as follows:

	2008	2007
Ordinary federal income tax statutory rate	34.00%	34.00%
Limitation on tax assets	-34.00%	-34.00%

Taxes provided	0.00%	0.00%

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

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Income taxes (Continued)

        At December 30, 2008 and December 25, 2007, for income tax return purposes, the Company had federal net operating loss carryforwards of approximately $32,818,000 and $20,602,000, respectively, available to offset future taxable income. If not used, portions of these carryforwards will begin to expire in 2020. Deferred taxes were calculated using enacted tax rates of 34% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state. In the year ended December 30, 2008, the state estimate is 7.0%.

        The components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 30, 2008	December 25, 2007
Deferred tax assets:
Share-based compensation	$858,466	$712,186
Net operating loss carryforwards	12,504,910	7,753,811
General business credit carryforwards	1,080,468	813,832
Deferred rent payable	763,248	481,914
Other future deductible items	585,571	208,881

	15,792,663	9,970,624

Deferred tax liabilities:
Amortization	(54,467)	(45,582)
Depreciation	(104,899)	(519,175)
Small wares	(622,378)	(495,593)

	(781,744)	(1,060,350)

Net deferred tax assets	15,010,919	8,910,274
Valuation allowance	(15,010,919)	(8,910,274)

Net deferred tax assets net of valuation allowance	$—	$—

        The Company has determined, based upon its history, that there is the probability that future taxable income may be insufficient to fully realize the deferred tax assets. As such, the Company has determined that a full deferred tax valuation allowance is needed at this time.

11.  Commitments and contingencies

Employment agreements

        In June 2005, the Company entered into a three-year employment agreement with Steven J. Wagenheim, its president and chief executive officer, who is also a director of the Company. In April 2007, the Company amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007, cash incentive compensation for 2007 ranging from $0 to $197,400 based on performance, and a stock option for the purchase of 100,000 shares of common stock. In addition to annual compensation terms and other provisions, the agreement includes change in control provisions that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control of the Company and his employment terminates. The Company and Mr. Wagenheim have agreed to continue operating under the terms of

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Commitments and contingencies (Continued)

this agreement, which was amended in December 2008 to comply with the requirements of Section 409A of the Internal Revenue Code, until such time as a new agreement becomes effective.

        In November 2007, the Company entered into an employment agreement with James G. Gilbertson providing for his employment as our chief financial officer on an at-will basis at an annual base salary of $225,000. He is entitled to participate in performance-based cash bonus or equity award plans for senior executives based upon goals established by the Company's board or compensation committee after reasonable consultation with Mr. Gilbertson. He may be eligible to receive a bonus of up to 50% of his base salary. The Company also granted to Mr. Gilbertson a stock option for the purchase of 175,000 shares of common stock, vesting over a two-year period, upon the commencement of his employment. The employment agreement provides for provisions for termination with and without cause by the Company and for good reason by Mr. Gilbertson and for the payment of a severance payment equal to 12 months of base salary upon termination of employment resulting from a change of control of the Company, or if Mr. Gilbertson is terminated without cause. The employment agreement contains other customary terms and conditions. Mr. Gilbertson's employment agreement also was amended in December 2008 to comply with the requirements of Section 409A of the Internal Revenue Code.

        In December 2008, the Company entered into an employment and severance agreement with Darius H. Gilanfar providing for his continued employment as Chief Operating Officer on an at-will basis at an annual base salary of $202,860. He also is entitled to participate in employee benefit plans, policies, programs, perquisites and arrangements that are provided generally to similarly situated executive employees of the Company. The employment agreement provides for provisions for termination with and without cause by the Company and for good reason by Mr. Gilanfar and for the payment of a severance payment equal to 12 months of base salary upon termination of employment resulting from a change of control of the Company, or if Mr. Gilanfar is terminated without cause. In addition to the severance payment, we would pay Mr. Gilanfar a pro-rated bonus due him pursuant to any bonus plan or arrangement in which he participates at the time of the termination of his employment. Such bonus would be reduced by the amount of cash severance benefits to which Mr. Gilanfar may be entitled pursuant to any other cash severance plan, agreement, policy or program. The employment agreement contains other customary terms and conditions.

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

Related party guarantees

        One of the Company's directors and one former director have personally guaranteed certain of the Company's leases and loan agreements. At a meeting held in March 2004, the Company's board of directors agreed to compensate Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004. In August 2006, the Company entered into a lease agreement with Carlton pursuant to which it may finance lease approximately $3.0 million of equipment. Mr. Wagenheim was required to personally guarantee payment to be made to Carlton under this lease financing agreement for which

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Commitments and contingencies (Continued)

the Company's board of directors also agreed to compensate him. The amount of annual compensation is for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balances of the obligation at the end of each monthly accounting period. During fiscal years 2008 and 2007, the Company recorded $91,692 and $49,927 of such compensation in general and administrative expense, respectively, and paid $75,000 and $50,000 of such compensation, respectively.

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

        In December 2007, the Company entered into a new Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW has agreed to purchase and lease to the Company equipment costing up to $16.0 million. While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, his participation in the income and profits of DHW may not exceed 3% of the average principal balance of the amount guarantied for the term of the guarantied debt. Furthermore, Mr. Wagenheim will not receive a guarantee fee or other payment from the Company in connection with the equipment lease financing from DHW.

Development agreements

        In October 2002, the Company entered into a development agreement with Dunham for the development of restaurants. Dunham is controlled by Donald A. Dunham, Jr., who is a member of DHW and an affiliate of Granite Partners, LLC, a beneficial owner of approximately one percent of the Company's securities. The agreement gave Dunham the right to develop, construct and lease up to 22 restaurants for the Company prior to December 31, 2012. As of December 30, 2008, 23 restaurants had been constructed for the Company under this development agreement. Dunham also has the right to sell the underlying land and building to third parties or assign these leases. As of December 30, 2008, Dunham had sold six of the Company's restaurants sites to third parties. The assignment or sale of a lease by Dunham has had no material impact on the development agreement.

        In April 2008, the Company entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012. The Company's new developer, United Properties, will be responsible for all costs related to the land and building of each restaurant. The development agreement provides for a cooperative process between United Properties and the Company's management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved. The annual lease rate for fee-simple land and building developments will be 9.5% and the Company will have the right of first offer to purchase these restaurants. Additionally, in the event United Properties sells one of the buildings that it develops for the Company at an amount in excess of the threshold agreed to by the parties in the agreement, then the Company will share in the profits of that sale. The Company assumes no liability in the event United Properties sells a building at a loss. The Company is not bound to authorize the construction of restaurants during that

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Commitments and contingencies (Continued)

time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. The Company can, however, use another developer if United Properties declines to build a particular restaurant. In addition, the Company also agreed to refrain from developing any new restaurants in 2009 without the consent of the Dunham Entities (which will not be unreasonably delayed or withheld), with the exception of the Indianapolis, Indiana restaurant (see Note 16).

Purchase Commitments

        The Company has entered into contracts through 2013 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 30, 2008, the Company's future obligations under such contracts aggregated approximately $1.5 million.

12.  Common stock warrants

        In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock. As part of the agreement between the Company and its private placement agents, the agents received five-year warrants to purchase an aggregate of 288,604 shares of common stock at an exercise price of $1.58 per share. During fiscal year 2006, the Company issued 27,689 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 41,105 shares of common stock. During fiscal year 2007, the Company issued 66,190 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 98,688 shares of common stock. Additionally, 68,890 of such warrants were exercised for cash at $1.58 per share and 190 of such warrants expired unexercised. During fiscal year 2008, the Company issued 23,904 shares of common stock upon the cashless exercise of such warrants for the purchase of an aggregate of 73,835 shares of common stock. No agent warrants relating to this private placement remain outstanding as of December 30, 2008.

        In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices ranging from $2.85 to $5.40 per share. On May 12, 2008, all such warrants expired unexercised.

        In September 2004, the Company entered into a securities purchase agreement with certain accredited investors, for the sale of approximately $8.5 million of common stock and warrants. Under this agreement, the Company issued five-year warrants for the option to purchase an aggregate of 1,045,844 shares of common stock at an exercise price of $5.00 per share. The Company may call for the mandatory exercise of such warrants if certain conditions are met. As part of this private placement, the Company sold to its placement agents, for $100, a five-year warrant for the option to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share. As of December 30, 2008, none of such warrants had been exercised.

        In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants. Under this agreement, the Company issued five-year warrants for the option to purchase an aggregate of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the option to purchase 55,436 shares of common stock at an exercise price of $6.50 to our placement agent. As of December 30, 2008, none of such warrants had been exercised.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Common stock warrants (Continued)

        A summary of the status of the Company's stock warrants is presented in the table below:

	Number of common stock shares	Weighted average exercise price per share	Warrants exercisable
Outstanding December 27, 2006	1,730,375	$4.74	1,730,375

Issued	—	—
Exercised	(167,578)	1.58
Expired	(190)	1.58

Outstanding December 25, 2007	1,562,607	5.09	1,562,607

Issued	—	—
Exercised	(73,835)	1.58
Expired	(35,000)	3.73

Outstanding December 30, 2008	1,453,772	$5.29	1,453,772

13.  Stock option plans

        In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company's common stock at an exercise price that equals or exceeds the fair market value on the date of grant. As of December 30, 2008, options to purchase 123,500 shares of common stock were outstanding under the plan, which expired July 28, 2007. All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

        As of December 30, 2008, options to purchase 255,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan ("DSOP"), which expired July 29, 2007. Under this plan, the Company automatically granted an option to each outside director on the date such person became a director for the purchase of 15,000 shares of common stock and thereafter on each successive anniversary of the grant of the first option for the purchase of 15,000 shares. On May 2, 2007, the Company's board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 15,000 shares of common stock per year should continue to be made to each non-employee director on the anniversary of his election to the board under the 2002 Equity Incentive Plan. The board further resolved that such awards are to have the same terms and conditions as those made under the DSOP; provided, however, that they are to be exercisable for a period of ten years rather than five years.

        In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, for employees, prospective employees, officers and members of the Company's board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company's common stock at an exercise price that equals or exceeds the fair market value on the date of grant. The number of shares authorized for issuance as of December 30, 2008 was 2,649,743, of which 804,409 shares remained available for future issuance and options to purchase 1,769,634 shares were outstanding. Although vesting schedules vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Stock option plans (Continued)

        A summary of the status of the Company's stock options as of December 30, 2008 and December 25, 2007 and changes during the years ending on those dates is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 27, 2006	1,595,000	$3.70	6.1 years
Granted	824,000	4.82	7.3 years
Exercised	(36,200)	1.52
Forfeited	(110,000)	4.63

Outstanding at December 25, 2007	2,272,800	$4.10	6.7 years
Granted	615,000	$1.92	8.4 years
Exercised	(15,000)	2.27
Forfeited	(684,666)	3.76

Outstanding at December 30, 2008	2,188,134	$3.60	6.2 years

Options exercisable at December 25, 2007	1,507,304	$3.71	5.7 years
Options exercisable at December 30, 2008	1,266,141	$3.93	4.9 years

        The following table presents additional information regarding options granted and exercised:

	Year Ended December 30, 2008	Year Ended December 25, 2007
Weighted average fair value of stock options granted	$1.16	$3.01
Intrinsic value of stock options exercised	$0	$45,650
Fair value of stock options vested during the year	$701,447	$1,278,310

        There was no intrinsic value of stock options outstanding at December 30, 2008. Aggregate intrinsic value is the difference between the closing price of the Company's stock on December 30, 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 30, 2008. As of December 30, 2008, there was approximately $591,767 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $383,514 is expected to be

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Stock option plans (Continued)

recognized in fiscal year 2009, $130,781 in fiscal year 2010, $60,796 in fiscal year 2011 and $16,676 in fiscal year 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding 12/30/2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable 12/30/2008	Weighted Average Exercise Price
$0.00 – $1.00	85,000	9.8 years	$0.71	—	$—
$1.01 – $2.00	193,500	7.6 years	$1.68	58,500	$1.65
$2.01 – $3.00	464,334	7.8 years	$2.32	143,667	$2.51
$3.01 – $4.00	503,000	5.3 years	$3.72	452,001	$3.73
$4.01 – $5.00	557,300	5.9 years	$4.38	482,300	$4.40
$5.01 – $6.00	285,000	3.2 years	$5.21	96,339	$5.27
$6.01 – $7.00	100,000	8.3 years	$6.20	33,334	$6.20

Total	2,188,134	6.2 years	$3.60	1,266,141	$3.93

14.  Retirement plan

        The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code. The Plan is voluntary and is provided to all employees who meet the eligibility requirements. A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits and the Company may elect to match a portion of such contributions. As of December 30, 2008, the Company had made no contributions under the plan.

15.  Common stock

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

16.  Subsequent events

        In February 2009, the Company entered into a master agreement with the Dunham Entities to provide rent or other cash flow reductions to the Company in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010 (the "Master Agreement"). The Master Agreement provides that the Dunham Entities will amend and restate applicable leases and subleases

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Subsequent events (Continued)

with the Company to reflect negotiated rent reductions. The Company commenced paying reduced rent in January 2009 in anticipation of finalizing the Master Agreement, which reductions are deemed to be part of the negotiated rent reductions. As a part of the Master Agreement, Dunham has agreed to amend its building leases with the Company that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles. Each amended lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension. Additionally, the Company agreed to reimburse Dunham for any out-of-pocket costs that Dunham incurs due to the closing of the Rogers, Arkansas location and the decision not to build on the Troy, Michigan site less net sales proceeds from the sale of any real estate or lease income associated with such sites. Reimbursement of costs related to these sites will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% interest rate. Such reimbursement includes the carrying cost of the related land until its disposal.

        In consideration of the agreements of Dunham provided in the Master Agreement, the Company issued to the Dunham Entities a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.264 per share, representing 110% of the closing price of the Company's common stock on the trading date prior to the date of signing the Master Agreement.

        The Company subsequently entered into agreements with certain of its other landlords for rent reductions. Such rent reductions are deemed to be part of the above-referenced $2.5 million in rent reductions. In consideration of such rent reductions, the Company has agreed to issue five-year warrants to purchase the Company's common stock to such landlords. Each warrant is exercisable at 110% of the closing price of the Company's common stock on the trading date prior to the date on which the Company received the executed rent relief agreement, and are issued only to accredited investors. As of February 24, 2009, the aggregate number of shares underlying such warrants was 172,170 shares and the weighted average exercise price was $0.27 per share. No discount or commission was paid in connection with the issuance of the warrants.

        In February 2009, DHW purchased and leased to the Company equipment at one of its restaurants under the terms and conditions of the Equipment Lease Commitment the Company entered into with DHW in December 2007. The value of the equipment financed is approximately $1.0 million. The annual interest rate on the five-year lease is 10.19% and the Company has the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under the lease. While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW's indebtedness to its lenders, he will not receive a guarantee fee or other payment in connection with this DHW financing.

        In February 2009, the Company entered into amendments to the three lease schedules of its master lease agreement with Carlton reducing the monthly payments and extending the terms by one year on two of the lease schedules. Pursuant to the amendments, the Company may purchase Carlton's interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment. Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, was required to personally guarantee payments to be made to Carlton under the lease financing and the Company's board of directors agreed to compensate him for such guarantee (see Note 11).

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
10.2
Granite City Food & Brewery Ltd. 1997 Director Stock Option Plan, as amended effective November 27, 2007 (incorporated by reference to our Annual Report on Form 10-K, filed on March 10, 2008 (File No. 000-29643)).
10.3
Granite City Food & Brewery Ltd. Amended and Restated Equity Incentive Plan, effective October 28, 2008 (incorporated by reference to our Definitive Proxy Statement filed on November 6, 2008 (File No. 000-29643)).
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

Exhibit Number	Description
10.12	Term Note for the principal sum of $750,000 issued by the Registrant, Maker, to First National Bank, Payee, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).
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
10.19
Form of Employee Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.20
Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.21
Form of Director Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed on March 10, 2008 (File No. 000-29643)).
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

Exhibit Number	Description
10.25	Guaranty from Steven J. Wagenheim to Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
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
10.28	Employment and Severance Agreement by and between the Registrant and Darius H. Gilanfar, dated December 2, 2008.
10.29
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
10.31
Equipment Lease Commitment by and between the Registrant and DHW Leasing, L.L.C., dated December 6, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on December 12, 2007 (File No. 000-29643)).
10.32
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
10.33
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
10.34
Development Agreement between United Properties Investment LLC and the Registrant, dated April 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 5, 2008 (File No. 000-29643)).
10.35	Amendment No. 1 to Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated December 30, 2008.
10.36	Amendment No. 1 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated December 30, 2008.

Exhibit Number	Description
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on Signatures page).
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