Form 10-Q
period 2009-03-31
GRANITE CITY FOOD & BREWERY LTD
filed 2009-05-15
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 5, 2009, the issuer had outstanding 16,197,849 shares of common stock.

i

PART I                               FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 30,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$1,407,926	$2,652,411
Inventory	874,179	773,468
Prepaids and other	608,571	473,343
Total current assets	2,890,676	3,899,222

Prepaid rent, net of current portion	442,206	456,644
Property and equipment, net	77,517,488	76,251,463
Intangible and other assets	1,620,332	1,503,336
Total assets	$82,470,702	$82,110,665

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,802,960	$2,000,812
Accrued expenses	5,096,207	5,962,487
Accrued exit or disposal activities, current portion	20,225	19,999
Deferred rent, current portion	198,439	203,062
Long-term debt, current portion	324,750	320,697
Capital lease obligations, current portion	3,180,369	3,201,829
Total current liabilities	10,622,950	11,708,886

Accrued exit or disposal activities, net of current portion	1,117,353	822,494
Deferred rent, net of current portion	2,769,296	2,817,593
Long-term debt, net of current portion	2,339,392	1,668,134
Capital lease obligations, net of current portion	65,756,848	62,616,992
Total liabilities	82,605,839	79,634,099

Shareholders’ (deficit) equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,197,849 shares issued and outstanding at March 31, 2009 and December 30, 2008	161,978	161,978
Additional paid-in capital	43,962,281	43,844,373
Accumulated deficit	(44,259,396)	(41,529,785)
Total shareholders’ (deficit) equity	(135,137)	2,476,566

Total liabilities and shareholders’ (deficit) equity	$82,470,702	$82,110,665

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 31,	March 25,
	2009	2008

Restaurant revenues	$21,424,701	$24,019,485

Cost of sales:
Food, beverage and retail	5,826,253	7,524,068
Labor	7,531,642	9,352,023
Direct restaurant operating	3,193,754	3,557,835
Occupancy	1,572,200	1,546,898
Total cost of sales	18,123,849	21,980,824

Pre-opening	192,929	583,373
General and administrative	2,064,316	2,690,966
Depreciation and amortization	1,706,577	1,561,646
Exit or disposal activities	428,080	—
Other	9,101	35,764

Operating loss	(1,100,151)	(2,833,088)

Interest:
Income	1,498	15,208
Expense	(1,630,958)	(1,488,826)
Net interest expense	(1,629,460)	(1,473,618)

Net loss	$(2,729,611)	$(4,306,706)

Loss per common share, basic	$(0.17)	$(0.27)

Weighted average shares outstanding, basic	16,197,849	16,182,284

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 31,	March 25,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,729,611)	$(4,306,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,693,742	1,549,977
Other amortization	12,835	11,669
Stock warrant/option expense	117,908	121,281
Loss on disposal of property and equipment	9,101	35,764
Loss on exit or disposal activities	295,085	—
Deferred rent	(52,920)	70,433
Changes in operating assets and liabilities:
Inventory	(100,711)	(144,595)
Prepaids and other	(120,790)	68,567
Accounts payable	(254,112)	270,266
Accrued expenses	(866,280)	(399,447)
Net cash used in operating activities	(1,995,753)	(2,722,787)

Cash flows from investing activities:
Purchase of:
Property and equipment	(196,662)	(1,221,694)
Intangible and other assets	(129,831)	(214,782)
Net cash used in investing activities	(326,493)	(1,436,476)

Cash flows from financing activities:
Payments on capital lease obligations	(597,550)	(421,029)
Proceeds from capital leases	1,000,000	—
Payments on long-term debt	(124,689)	(66,882)
Proceeds from long-term debt	800,000	—
Net proceeds from issuance of stock	—	34,046
Net cash provided by (used in) financing activities	1,077,761	(453,865)

Net decrease in cash	(1,244,485)	(4,613,128)
Cash and cash equivalents, beginning	2,652,411	7,076,835
Cash and cash equivalents, ending	$1,407,926	$2,463,707

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$2,855,116	$5,759,548
Property and equipment and intangibles purchased and included in accounts payable	$56,260	$1,153,827

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen weeks ended March 31, 2009 and March 25, 2008

1.              Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of March 31, 2009, the Company operated 26 restaurants.  The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

Principles of consolidation and basis of presentation

As a result of the Company’s history of recurring losses, negative cash flow from operations and its accumulated deficit, the Company has carefully assessed its anticipated cash needs for the next 12 months.  Although the Company has no further plans for expansion in 2009, the Company believes that long-term expansion plans will allow the Company to gain greater leverage of its current infrastructure.  During the first three months of operations in 2009, the Company did not meet its internal budget primarily due to declining revenue.  If the economic slowdown continues to adversely affect the U.S. economy and the restaurant industry in particular, the Company will require further funding for operations during 2009.  The Company would be required to raise such funds through the incurrence of indebtedness or public or private sales of equity securities, which may be dilutive to shareholders. The amount of any such required funding would depend upon sales trends and the Company’s ability to generate positive cash flow.  The Company anticipates that it will need to raise additional funds for future expansion depending upon the level of expansion determined to be appropriate in later years as compared to the cash flow of the Company.  If cash flow from operations and other sources of liquidity are insufficient to fund expected capital needs, or the Company’s needs are greater than anticipated, its business and results of operations will be materially and adversely affected.

The Company’s ability to fund its operations in future periods will depend upon its future operating performance, and more broadly, achieving budgeted revenue and on the availability of equity and debt financing, all of which will be affected by prevailing economic conditions in the industry and its financial, business and other factors, which may be beyond the Company’s control.  The Company cannot assure you that it will obtain financing on favorable terms or at all.  If the Company elects to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of its stock, and its shareholders may suffer significant dilution.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict the Company’s ability to operate and grow its business, and would cause it to incur additional interest expense and financing costs.

The Company’s condensed consolidated financial statements include the accounts and operations of the Company and its subsidiary corporation under which its Kansas locations are operated.  Fifty percent of the stock of the subsidiary corporation is owned by a resident of Kansas.  Granite City Restaurant Operations, Inc., a wholly-owned subsidiary of the Company, owns the remaining 50% of the stock of the subsidiary corporation.  The resident-owner of the stock of that entity has entered into a buy-sell agreement with the subsidiary corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the subsidiary corporation upon certain events, or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state.  The Company has entered into a master agreement with the subsidiary corporation that permits the operation of the restaurants and leases to the subsidiary corporation the Company’s property and facilities.  The subsidiary corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from such operations.  The Company has determined that the foregoing ownership structure will cause the subsidiary corporation to be treated as a variable interest entity in which the Company has a controlling financial interest for the purpose of Financial Accounting Standards Board (“FASB”) Interpretation 46 (R), Consolidation of Variable Interest Entities.  As such, the subsidiary corporation is consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in the subsidiary corporation.  Also included in the Company’s condensed consolidated financial statements are other wholly-owned subsidiaries.  All references to the Company in these notes to condensed consolidated financial statements relate to the consolidated entity, and all intercompany balances have been eliminated.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of March 31, 2009  and the results of operations for the interim periods ended March 31, 2009 and March 25, 2008 have been included.

The balance sheet at December 30, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008, filed with the Securities and Exchange Commission on March 19, 2009.

The results of operations for the thirteen weeks ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Reclassifications

Certain minor reclassifications have been made to the condensed consolidated financial statements for fiscal year 2008 for them to conform to the presentation of the condensed consolidated financial statements for fiscal year 2009.  These reclassifications have no effect on the accumulated deficit or net loss previously reported.

Revenue recognition

Revenue is derived from the sale of prepared food and beverage and select retail items.  Revenue is recognized at the time of sale and is reported on the Company’s condensed consolidated statements of operations net of sales taxes collected.  Revenue derived from gift card sales is recognized at the time the gift card is redeemed.  Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets.  The Company periodically recognizes gift card breakage which represents the portion of its gift card obligation for which management believes the likelihood of redemption by the customer is remote, based upon historical redemption patterns.  Such amounts are included as a reduction to general and administrative expense.

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

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the first quarters of 2009 and 2008:

	Thirteen Weeks Ended
	March 31,	March 25,
	2009	2008
Weighted average risk-free interest rate	2.25% - 2.91%	4.04%
Expected life of options	10 years	10 years
Expected stock volatility	66.30% - 74.01%	40.53%
Expected dividend yield	None	None

Net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the fiscal year.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses.  Calculations of the Company’s net loss per common share for the quarters ended March 31, 2009 and March 25, 2008 are set forth in the following table:

	Thirteen Weeks Ended
	March 31,	March 25,
	2009	2008
Net loss	$(2,729,611)	$(4,306,706)
Loss per common share, basic	$(0.17)	$(0.27)
Weighted average shares outstanding, basic	16,197,849	16,182,284

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement (“SFAS”) No. 141 (Revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations and certain other transactions.  SFAS 141R will apply prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of the first annual reporting period beginning on or after December 15, 2008.  The Company currently does not contemplate any business combinations or other transactions that will be subject to SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Since the Company does not currently have and does not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, management expects that SFAS 160 will not have an impact on the Company’s future financial position, results of operations and operating cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 42, Goodwill and Other Intangible Assets.  FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008.  The implementation of this staff position in the first quarter of fiscal 2009 has not had a material impact on the Company’s financial position, results of operations and operating cash flows.

In June 2008, the FASB issued Emerging Issues Task Force No. 08-03, Accounting for Leases for Maintenance Deposits (“EITF No, 08-03”).  EITF No. 08-03 addresses how a lessee should account for a nonrefundable maintenance deposit under an arrangement accounted for as a lease.  The guidance in EITF No. 08-03 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years.  Implementation of this staff position in the first quarter of fiscal 2009 has not had a material impact on the Company’s financial position, results of operations and operating cash flows.

2.              Fair value of financial instruments

At March 31, 2009 and December 30, 2008, the fair value of cash and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Exit or disposal activities

Rogers, Arkansas

In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  Management believes the closure of this restaurant will allow the Company to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies and cash flow.  The Company is working to find a replacement tenant for the location, for which it is bound by a 20-year net lease.  Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of $57,681, costs incurred for early contract termination of $4,578 and costs to close and maintain the facility of $364,494.  Until the Company is able to find a replacement tenant, it will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a non-cash lease termination liability of $852,146 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  During the third quarter of 2008, the Company recorded a non-cash impairment charge of $135,057 related to the write-off of the carrying value of the restaurant equipment at the Rogers location.  The amount of this write-off is equal to the difference between the net book value of the equipment and the expected future cash flows generated by leasing the equipment to a replacement tenant.

Troy, Michigan

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with Dunham Capital Management, L.L.C. (“Dunham”), DHW Leasing, L.L.C. (“DHW”) and Dunham Equity Management, L.L.C. (collectively, the “Dunham Entities”), the Company will reimburse Dunham for any out-of-pocket expenses incurred, including the carrying cost of the related land,  less net proceeds from the sale of the real estate or lease income associated with the site (Note 9).  Such expenses will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% annual interest rate.  The Company’s management has concluded that as of March 31, 2009, it is probable that the Company will need to reimburse Dunham approximately $300,000 of such costs.   Pursuant to SFAS No. 5, Accounting for Contingencies, the Company has included $300,000 in “exit or disposal activities” on its condensed consolidated statements of operations and “accrued exit or disposal activities” on its balance sheet.

The costs related to the closing of the Rogers restaurant and the decision not to build the Troy restaurant aggregated approximately $428,080 in the first quarter of 2009 and are reflected on the Company’s consolidated statements of operations as “exit or disposal activities”.   The following is a reconciliation of the beginning and ending balances of exit or disposal activities:

Accrued exit or disposal costs at December 30, 2008	$842,493
Costs incurred and charged to expense	432,996
Payments	(132,995)
Amortization of sublease liability	(4,916)
Accrued exit or disposal costs at March 31, 2009	$1,137,578

4.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at March 31, 2009 and December 30, 2008:

	March 31, 2009	December 30, 2008
Land	$18,000	$18,000
Buildings	57,101,974	54,991,656
Leasehold improvements	9,241,824	9,117,667
Equipment and furniture	33,197,520	31,877,053
Construction in progress*	44,505	642,579
	99,603,823	96,646,955
Less accumulated depreciation	(22,086,335)	(20,395,492)
	$77,517,488	$76,251,463

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	March 31, 2009	December 30, 2008
Leasehold improvements for future locations	$—	$187,400
Building and equipment at future locations	$—	$255,200
Equipment at current locations	$44,000	$199,900

Intangible and other assets

Intangible and other assets consisted of the following:

	March 31, 2009	December 30, 2008
Intangible assets:
Liquor licenses	$760,865	$760,865
Trademarks	140,141	140,141
Other:
Deferred loan costs	268,450	243,421
Security deposits	643,989	539,187
	1,813,445	1,683,614

Less accumulated amortization	(193,113)	(180,278)
	$1,620,332	$1,503,336

5.              Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2009	December 30, 2008
Payroll and related	$1,083,830	$1,770,802
Deferred revenue from gift card sales	1,409,639	1,971,477
Sales taxes payable	572,276	619,377
Interest	544,735	568,777
Real estate taxes	839,447	536,290
Other	646,280	495,764
	$5,096,207	$5,962,487

6.              Deferred rent payable

Under the terms of the lease agreement the Company entered into regarding its Lincoln property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as a deferred rent payable and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent payable is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  Deferred rent payable consisted of the following:

	March 31, 2009	December 30, 2008
Difference between minimum rent and straight-line rent	$2,593,827	$2,633,912
Contingent rent expected to exceed minimum rent	52,519	57,854
Tenant improvement allowance	321,389	328,889
	$2,967,735	$3,020,655

7.              Long-term debt

As of March 31, 2009, the Company had three long-term loans outstanding with an independent financial institution, the proceeds of which it used to purchase assets at its Fargo, North Dakota; Des Moines and Davenport, Iowa restaurants.  These loans are secured by the tangible personal property and fixtures at the respective locations and are guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.

In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000.  The note was issued to secure the liquor license for the Company’s restaurant located in South Bend, Indiana.

On March 30, 2009, the Company entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing.  The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable in six equal monthly installments commencing on May 1, 2010 and due in full on October 1, 2010.  The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan to be funded by the end of May 2009 pursuant to an amendment to the agreement dated April 30, 2009.  The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, “Harmony”).  The Company’s Chairman, Eugene E. McGowan, is a member of, and has a beneficial interest in, both of the Harmony funds.  The transaction was approved by the Company’s Audit Committee as a transaction with a related person.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to the Company’s Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  The Company’s Board of Directors has authorized it to borrow up to an aggregate of $3.0 million under the terms of the bridge loan agreement, which provides that the investors may, but are not obligated to, make additional loans on substantially the same terms and conditions, including a similar pledge of collateral related to either its St. Cloud, Minnesota, or Fargo, North Dakota restaurants.  The notes may be prepaid upon 30 days prior notice without premium or penalty.  The notes must also be paid if the Company receives $4.0 million or more of proceeds from the sale of equity securities or securities convertible into equity securities.  The notes must also be repaid in the event the Company defaults under the terms and conditions of the bridge loan, including the financial covenants set forth therein.  Such covenants include maintaining minimum operating income before interest, taxes, depreciation and amortization from the Sioux Falls, South Dakota restaurant operations, and minimum consolidated revenue of the Company, as provided in the bridge loan agreement.  Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $0.50 per share.

In addition, the Company agreed to issue to the investors warrants for the purchase of an aggregate of 400,000 shares of common stock exercisable six months after date of issuance at a price of $0.25267 per share, or 110% of the closing price of the Company’s stock on March 30, 2009.  As of March 31, 2009, warrants to purchase an aggregate of 320,000 shares of common stock had been issued to such investors.  The notes and the warrants provide customary anti-dilution rights to the holders, including weighted average anti-dilution provisions for sales at less than the exercise or conversion prices thereof.  The Company has also agreed that if it proposes to issue new securities in excess of 1.0% of its outstanding shares prior to May 1, 2010, subject to the exceptions noted below, it will give the investors the right to purchase up to that portion of the new securities which equals the proportion of the number of securities purchasable upon conversion of notes and exercise of the warrants relative to the Company’s outstanding stock as of March 30, 2009.  The participation right is not applicable to certain categories of issuances, such as shares issuable pursuant to public offerings, mergers and acquisitions and options, warrants and other rights to purchase securities.  The Company has also granted the investors certain rights to require the Company to register common stock acquired by them upon conversion of the notes or exercise of the warrants under the Securities Act of 1933, as amended (the “Act”) on Form S-3, or include such shares in certain company registrations under the Act, at the expense of the Company.

The Company determined the fair value of the warrants issued in the first quarter of 2009 to be $43,299 using the Black Scholes pricing model assuming: (i) a weighted average risk-free interest rate of 1.72%, (ii) an expected warrant life of five years, (iii) expected stock volatility of 73.86% and (iv) no expected dividend yield.  Pursuant to Accounting Principles Board Opinion (“APB”) 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company allocated the fair value of the warrants to paid-in capital and the remainder of the proceeds to long-term debt.  The value of these warrants is being expensed as additional interest over the term of the related loan.

As of March 31, 2009 and December 30, 2008, the balances, interest rates and maturity dates of our long-term debt were as follows:

	March 31, 2009	December 30, 2008
Des Moines
Balance	$195,233	$226,802
Annual interest rate	10.25%	10.25%
Maturity date	27-Aug-10	27-Aug-10

Davenport
Balance	$242,442	$272,081
Annual interest rate	10.25%	10.25%
Maturity date	6-Jan-11	6-Jan-11

Fargo
Balance	$1,221,312	$1,239,948
Annual interest rate	8.75%	8.75%
Maturity date	15-Aug-11	15-Aug-11

South Bend
Balance	$248,453	$250,000
Annual interest rate	8.00%	8.00%
Maturity date	30-Sep-23	30-Sep-23

Harmony
Balance	$756,701	$0
Annual interest rate	9.00%	N/A
Maturity date	1-Oct-10	N/A

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2009	$226,348
2010	1,063,556
2011	1,135,898
2012	4,263
2013	4,617
Thereafter	229,460
$2,664,142

8.              Capital leases

As of March 31, 2009, the Company operated 24 restaurants under capital lease agreements.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026, seven in 2027, two in 2028 and one in 2029, all with renewable options for additional periods.  Twenty-two of these lease agreements originated with Dunham.  Under 13 of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with the Dunham Entities, the Company will reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site (see Notes 3 and 9).

In August 2008, the Company ceased operations at its restaurant in Rogers, Arkansas (see Note 3).  However, the Company is currently bound by the terms of this 20-year net lease agreement entered into under the terms specified in the development agreement with Dunham.  Pursuant to an agreement with the Dunham Entities described in Note 9, the Company will reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with this site.  The building portion of this lease is classified as a capital lease while the land portion is classified as an operating lease.

As of March 31, 2009, the Company had 20 capital lease agreements that it used to finance the equipment at its restaurants.  During the first quarter of 2009, the Company financed the equipment at two of those restaurants, aggregating approximately $2.0 million, under the terms and conditions of the equipment lease commitment the Company entered into with DHW in December 2007.

In February 2009, the Company entered into amendments to the three lease schedules of its master lease agreement with Carlton Financial Corporation (“Carlton”) reducing the monthly payments and extending the terms by one year on two of the lease schedules.  Pursuant to the amendments, the Company may purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment.  Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors, was required to personally guarantee payments to be made to Carlton under the lease financing and the Company’s board of directors agreed to compensate him for such guarantee.

Included in property and equipment are the following assets held under capital leases:

	March 31, 2009	December 30, 2008
Land	$18,000	$18,000
Building	57,113,974	54,991,656
Equipment and leasehold improvements	19,601,567	17,588,649
	76,733,541	72,598,305
Less accumulated depreciation	(13,602,999)	(9,600,913)
	$63,130,542	$62,997,392

Minimum future lease payments under all capital leases as of March 31, 2009 are:

Year ending:	Capital Leases
2009	$7,006,860
2010	9,933,379
2011	10,608,849
2012	12,524,283
2013	10,107,884
Thereafter	90,900,415
Total minimum lease payments	141,081,670
Less amount representing interest	72,144,453
Present value of net minimum lease payments	68,937,217
Less current portion	3,180,369
Long-term portion of obligations	$65,756,848

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

9.              Commitments and contingencies

Rent Reductions

In February 2009, the Company entered into a master agreement with the Dunham Entities to provide rent or other cash flow reductions to the Company in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010 (the “Master Agreement”).  The Master Agreement provides that the Dunham Entities will amend and restate applicable leases and subleases with the Company to reflect negotiated rent reductions.  As a part of the Master Agreement, Dunham has agreed to amend its building leases with the Company that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.  Each amended lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension.  Additionally, the Company agreed to reimburse Dunham for any out-of-pocket costs that Dunham incurs due to the closing of the Rogers, Arkansas location and the decision not to build on the Troy, Michigan site less net sales proceeds from the sale of any real estate or lease income associated with such sites.  Reimbursement of costs related to these sites will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% annual interest rate.  Such reimbursement includes the carrying cost of the related land until its disposal.

In consideration of the agreements of Dunham provided in the Master Agreement, the Company agreed to issue to the Dunham Entities a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.264 per share, representing 110% of the closing price of the Company’s common stock on the trading date prior to the date of signing the Master Agreement.  The value of these warrants of $136,495 is being amortized over the underlying lease terms.

The Company subsequently entered into agreements with certain of its other landlords for rent reductions.  Such rent reductions are deemed to be part of the above-referenced $4.0 million in rent reductions.  In consideration of such rent reductions, the Company has issued five-year warrants to purchase the Company’s common stock to such landlords.  Each warrant is exercisable at 110% of the closing price of the Company’s common stock on the trading date prior to the date on which the Company received the executed rent relief agreement, and is issued only to accredited investors.  As of March 31, 2009, the aggregate number of shares underlying such warrants was 196,070 shares and the weighted average exercise price was $0.27 per share.  The value of these warrants of $27,376 is being amortized over the underlying lease terms.

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

10.       Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   As of March 31, 2009, options to purchase 123,500 shares of common stock were outstanding under the plan, which expired July 28, 2007.  All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

As of March 31, 2009, options to purchase 240,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan (“DSOP”), which expired July 29, 2007.  On May 2, 2007, the Company’s board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 15,000 shares of common stock per year, exercisable for a period of ten years, should be made to each non-employee director on the anniversary of his election to the board under the 2002 Equity Incentive Plan.

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of March 31, 2009 was 2,729,743, of which 910,074 shares remained available for future issuance and options to purchase 1,743,969 shares were outstanding.  Although vesting schedules vary, option grants under this plan generally vest evenly over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of March 31, 2009 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 25, 2007	2,272,800	$4.10	6.7 years

Granted	615,000	$1.92	8.4 years
Exercised	(15,000)	2.27
Forfeited	(684,666)	3.76
Outstanding at December 30, 2008	2,188,134	$3.60	6.2 years

Granted	45,000	0.30	7.3 years
Exercised	—	—
Forfeited	(80,665)	3.22
Outstanding at March 31, 2009	2,152,469	$3.55	6.0 years	$140

Options exercisable at December 30, 2008	1,266,141	$3.93	4.9 years
Options exercisable at March 31, 2009	1,286,141	$3.90	4.8 years	$—

Weighted-average fair value of options granted during 2009	$0.23

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.    As of March 31, 2009, there was approximately $270,326 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $155,332 is expected to be recognized during the remainder of fiscal year 2009, $71,773 in fiscal year 2010, $33,849 in fiscal year 2011, $9,328 in fiscal year 2012 and $44 in fiscal year 2013.

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding 3/31/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable 3/31/2009	Weighted Average Exercise Price

$0.00 - $1.00	130,000	9.6 years	$0.57	—	$—
$1.01 - $2.00	188,500	7.3 years	$1.69	58,500	$1.65
$2.01 - $3.00	424,334	7.3 years	$2.34	178,667	$2.55
$3.01 - $4.00	488,000	5.2 years	$3.71	437,001	$3.72
$4.01 - $5.00	557,300	5.6 years	$4.38	482,300	$4.40
$5.01 - $6.00	264,335	2.9 years	$5.21	96,339	$5.27
$6.01 - $7.00	100,000	8.0 years	$6.20	33,334	$6.20
Total	2,152,469	6.0 years	$3.55	1,286,141	$3.90

11.  Common stock warrants

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $8.5 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 1,045,844 shares of common stock at an exercise price of $5.00 per share.  The Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  Such agreements with the investors and placement agents for this transaction contain certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants to certain of the Company’s landlords and Harmony (see Notes 7 and 9).  As a result of these adjustments, the number of shares purchasable under these warrants at March 31, 2009 was 1,215,469 and the exercise price was $4.84 per share.  As of March 31, 2009, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to the Company’s placement agent. Such agreements with the investors and placement agents for this transaction contain certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants to certain of the Company’s landlords and Harmony (see Notes 7 and 9).  As a result of these adjustments, the number of shares purchasable under these warrants at March 31, 2009 was 289,211 and the exercise price was $6.23 per share.  As of March 31, 2009, none of such warrants had been exercised.

In consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The aggregate number of shares underlying such warrants was 1,196,070 shares and the weighted average exercise price was $0.2648 per share.  Pursuant to the provisions of such agreements, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants to Harmony (see Note 7).  As a result of these adjustments, the number of shares purchasable under these warrants at March 31, 2009 was 1,197,040 and the weighted average exercise price was $0.2646 per share.  As of March 31, 2009, none of such warrants had been exercised.

Pursuant to the bridge loan agreement entered into in March 2009 with a group of accredited investors, the Company issued to the investors warrants for the purchase of an aggregate of 320,000 shares of common stock at a price of $0.25267 per share.  Such warrants become exercisable September 30, 2009.

As of March 31, 2009, warrants for the purchase of an aggregate of 3,021,802 shares of common stock were outstanding and warrants to purchase an aggregate of 2,701,802 shares were exercisable.  The weighted average exercise price of such warrants was $2.67 per share.

12.       Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The Plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  Beginning in fiscal year 2009, the Company elected to match 10% of such contributions up to 6% of the participant’s compensation.  As of March 31, 2009, the Company had contributed $2,808 in aggregate under the plan.  The Company expects to contribute an additional $11,000 under the plan in fiscal year 2009.

ITEM 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2009, for additional factors known to us that may cause actual results to vary.

Overview

We are a Modern American upscale casual restaurant chain. As of March 31, 2009, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant in operation and the month and year of its opening appear in the following chart:

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

In August 2008, we ceased operations at our restaurant in Rogers, Arkansas.  However, we are currently bound by the terms of the 20-year net lease agreement which commenced in October 2007 under the terms specified in the development agreement with Dunham Capital Management, L.L.C. (“Dunham”).

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

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  Over the past year, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  As guest traffic decreases, lower sales result in decreased leverage that leads to declines in operating margins.  To offset the negative impact of decreased leverage in a declining sales environment while protecting our guests’ dining experience, we have undertaken a series of initiatives to renegotiate the pricing of all aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and most recently, our property and equipment rent.  We have also begun implementing marketing initiatives designed to increase brand awareness and help drive guest traffic.

In February 2009, we entered into a master agreement with Dunham, DHW Leasing, L.L.C. (“DHW”) and Dunham Equity Management, L.L.C. (collectively, the “Dunham Entities”) to provide rent or other cash flow reductions to us in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010 (the “Master Agreement”).  The Master Agreement provides that the Dunham Entities will amend and restate applicable leases and subleases to reflect negotiated rent reductions.  We commenced paying reduced rent in January 2009 in anticipation of finalizing the Master Agreement, which reductions are deemed to be part of the negotiated rent reductions.  As a part of the Master Agreement, Dunham has agreed to amend its leases with us that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.  Each lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension.  In consideration of the agreements of Dunham provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.264 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement.

Subsequently, we entered into agreements with certain of our other landlords for rent reductions.  Such rent reductions are deemed to be part of the above-referenced $4.0 million in rent reductions.  In consideration of such rent reductions, we have issued five-year warrants to purchase our common stock to such landlords.  Each warrant is exercisable at 110% of the closing price of our common stock on the trading date prior to the date on which we received the executed rent relief agreement, and are issued only to accredited investors.  As of March 31, 2009, the aggregate number of shares underlying such warrants was 196,070 shares and the weighted average exercise price was $0.27 per share.

In March 2009, we entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing.  The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable in six equal monthly installments commencing on May 1, 2010 and due in full on October 1, 2010.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to the Company’s Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan to be funded by the end of May 2009, pursuant to an amendment to the agreement dated April 30, 2009.  Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $0.50 per share.  In addition, the Company agreed to issue to the investors warrants for the purchase of an aggregate of 400,000 shares of common stock exercisable six months after date of issuance at a price of $0.25267 per share, or 110% of the closing price of the Company’s stock on March 30, 2009.  As of March 31, 2009, warrants to purchase an aggregate of 320,000 shares of common stock had been issued to such investors.

The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, “Harmony”).  The Company’s Chairman, Eugene E. McGowan, is a member of, and has a beneficial interest in, both of the Harmony funds.  The Company’s Board of Directors has authorized it to borrow up to an aggregate of $3.0 million under the terms of the bridge loan agreement, which provides that the investors may, but are not obligated to, make additional loans on substantially the same terms and conditions, including a similar pledge of collateral related to either its St. Cloud, Minnesota, or Fargo, North Dakota restaurants.

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  Fiscal year 2008 had 53 weeks while fiscal year 2009 will have 52 weeks.  The additional week was included in the third quarter of 2008.

The thirteen weeks ended March 31, 2009 and March 25, 2008 included 332 and 310 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen weeks ended March 31, 2009 and March 25, 2008.

	Thirteen Weeks Ended
	March 31,	March 25,
	2009	2008

Restaurant revenues	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.2	31.3
Labor	35.2	38.9
Direct restaurant operating	14.9	14.8
Occupancy	7.3	6.4
Total cost of sales	84.6	91.5

Pre-opening	0.9	2.4
General and administrative	9.6	11.2
Depreciation and amortization	8.0	6.5
Exit or disposal activities	2.0	—
Other	0.0	0.1

Operating loss	(5.1)	(11.8)

Interest:
Income	0.0	0.1
Expense	(7.6)	(6.2)
Net interest expense	(7.6)	(6.1)

Net loss	(12.7)%	(17.9)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009.

Results of operations for the thirteen weeks ended March 31, 2009 and March 25, 2008

Revenue

We generated $21,424,701 and $24,019,485 of revenue during the first quarter of 2009 and 2008, respectively.  The decrease in revenue of 10.8% for the first quarter of 2009 compared to 2008 was primarily the result of a decrease in guest traffic of 11.2%.  The first quarter of 2009 included 332 restaurant operating weeks while the same period in 2008 included 310 operating weeks.  Comparable restaurant revenue, which included restaurants in operation over 18 months, decreased 12.2% from the first quarter of 2008 to the first quarter of 2009 partially due to a decrease in guest traffic, which we believe was caused primarily by the macroeconomic factors affecting the restaurant industry in general.  Average weekly revenue per comparable restaurant decreased $9,483 from $77,620 in the first quarter of 2008 to $68,137 in the first quarter of 2009.

We expect that restaurant revenue will vary from quarter to quarter.  We anticipate continued seasonal fluctuations in restaurant revenue due in part to increased outdoor seating and generally favorable weather conditions at many of our locations during the summer months.  Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenue.  Additionally, other factors outside of our control, such as inclement weather, timing of holidays, consumer confidence in the economy and changes in consumer preferences may affect our future revenue.  We believe that decreased consumer confidence negatively impacted the restaurant industry as a whole beginning in 2007 and continuing through the first quarter of 2009.

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 4.1% from 31.3% in the first quarter of 2008 to 27.2% in the first quarter of 2009.  Our pricing negotiations with our suppliers, our menu price increase of approximately 4.0% in March 2008 and our increased oversight of inventory and kitchen management contributed to this decrease.

Due to the number of restaurants we now operate throughout the Midwest, we were able to contract for many of the food commodities we use in our restaurants for periods up to one year.  Based on several new contracts entered into in the later part of 2008, we believe we will be able to maintain or reduce our food and beverage costs as a percentage of revenue for 2009 by reducing our exposure to commodity price increases.  We do, however, expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for which we do not have contracted pricing and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  We expect food and beverage costs at our newer restaurants to be higher initially due to inefficiencies that are part of the start-up process of a new restaurant.  Additionally, with future expansion, we believe our brewing process will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall profitability.

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

Our labor costs, as a percentage of revenue, decreased 3.7% to 35.2% in the first quarter of 2009 from 38.9% in the first quarter of 2008.  As our new restaurants began to stabilize and we trained new managers on a number of operational metrics and initiatives focused on manager accountability and internal development of restaurant-level staff, we were able to reduce labor costs as a percentage of revenue.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expense as a percentage of revenue increased 0.1% to 14.9% in the first quarter of 2009 from 14.8% in the first quarter of 2008.  While such increase as a percentage of revenue was due in part to a smaller revenue base, increases in utilities and other expenses were offset, in part, by the decrease in marketing expense and the reduced cost of certain supplies.

We anticipate reducing our direct operating costs going forward as we have taken initiatives to renegotiate pricing on all aspects of these costs including credit card processing, supplies, utilities, shipping and various services.  While we started seeing the effects of these negotiations in late 2008, we believe we will see the full benefit of the resulting cost reductions during 2009.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.9% as a percentage of revenue to 7.3% in the first quarter of 2009 from 6.4% in the first quarter of 2008, due in part to a smaller revenue base.  While rent expense and property and casualty insurance decreased slightly, they were offset by an increase in common area maintenance expense and property tax.  While our occupancy cost is expected to continue to change as a result of the Master Agreement entered into with the Dunham Entities in 2009, the overall effect of these changes is still evolving as the parties are assessing restaurant-by-restaurant lease reductions as well as changes in the terms of the leases.

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

Pre-opening costs decreased $390,444 to $192,929 in the first quarter of 2009 from $583,373 in the first quarter of 2008.  Included in such expense in the first quarter of 2009 were expenses related to the opening of our restaurant in Indianapolis, Indiana.  Pre-opening expenses incurred in the first quarter of 2008 were related primarily to the restaurants we opened in St. Louis, Missouri; Ft. Wayne, Indiana; and Toledo, Ohio.

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

General and administrative expense decreased $626,650 to $2,064,316 in the first quarter of 2009 from $2,690,966 in the first quarter of 2008.  As a percentage of revenue such expenses decreased 1.6% from 11.2% in the first quarter of 2008 to 9.6% in the first quarter of 2009.  The primary sources of such decrease were expenses related to recruiting, relocation, training and consulting costs, as well as travel expense.  Non-cash stock based compensation included in general and administrative expense was $37,972 and $103,585, in the first quarters of 2009 and 2008, respectively.

We believe our initiatives to renegotiate pricing with our vendors will assist us in reducing future general and administrative expense.  We have negotiated cost reductions related to shipping, insurance and payroll processing and we continue to focus on all aspects of contracted goods and services.  We will closely monitor our general and administrative expense while seeking to preserve an infrastructure that remains suitable for our current operations and future expansion.  Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios for 2009 to return to levels more consistent with the industry, allowing us to reduce our costs.  To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses.  We believe our general and administrative expense and our general and administrative expense as a percentage of revenue will decrease throughout 2009.

Depreciation and amortization

Depreciation and amortization expense increased $144,931 to $1,706,577 in the first quarter of 2009 from $1,561,646 in the first quarter of 2008, due principally to the additional depreciation related to new restaurants.  As a percentage of revenue, depreciation expense increased 1.5% to 8.0% in the first quarter of 2009 from 6.5% in the first quarter of 2008, due in part to a smaller revenue base.

Exit or disposal activities

In August 2008, we closed our Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  We believe the closure of this restaurant will allow management to focus its capital and personnel resources on our other restaurants in order to increase future operating efficiencies and cash flow.  We are working to find a replacement tenant for the location, for which we are bound by a 20-year net lease.  Costs incurred in the first quarter of 2009 in connection with this closure include costs to maintain the facility of approximately $132,996.  We will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance until we are able to find a replacement tenant. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a non-cash lease termination liability of $852,146 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  During the first quarter of 2009, amortization of this sublease liability offset exit or disposal activities expense by $4,916.   All costs related to the closing of the Rogers restaurant are reflected in our statements of operations as “exit or disposal activities”.

As part of the Master Agreement we entered into with the Dunham Entities in February 2009, we agreed to reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the Rogers, Arkansas site and the site at Troy, Michigan upon which we decided not build a restaurant.  We have concluded that as of March 31, 2009, it is probable we will need to reimburse Dunham approximately $300,000 of such costs related to the Troy, Michigan site and have included such costs in “exit or disposal activities” on our statement of operations for the first quarter of 2009 pursuant to SFAS No. 5, Accounting for Contingencies.  Reimbursement of costs related to these sites, including the carrying cost of the related land, will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% annual interest rate.  The actual amount due Dunham could fluctuate due to changes in the economy.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense increased $142,132 to $1,630,958 in the first quarter of 2009 from $1,488,826 in the first quarter of 2008.  The increase was due to additional capital leases as a result of new restaurants, equipment leases and long-term debt.  Interest income decreased $13,710 in the first quarter of 2009 over the first quarter of 2008 due to the reduction of cash on hand.

Liquidity and capital resources

As of March 31, 2009, we had $1,407,926 of cash and a working capital deficit of $7,732,274 compared to $2,652,211 of cash and a working capital deficit of $7,809,664 at December 30, 2008.

During the thirteen weeks ended March 31, 2009, we obtained proceeds of $1,800,000 pursuant to a capital lease agreement and loan agreement and made payments aggregating $722,239 on our debt and capital lease obligations.  We used $1,995,753 of net cash in operating activities and $326,493 of net cash to purchase equipment and other assets.

During the thirteen weeks ended March 25, 2008, we used $2,722,787 of net cash in operating activities and $1,436,476 of net cash to purchase equipment and other assets primarily related to the restaurants we opened in the first quarter of 2008. We made payments aggregating $487,911 on our debt and capital lease obligations and received $34,046 of net cash through the exercise of stock options.

In February 2009, we entered into a Master Agreement with the Dunham Entities to provide rent or other cash flow reductions to us in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010.  The Master Agreement provides that the Dunham Entities will amend and restate applicable leases and subleases to reflect negotiated rent reductions.  As a part of the Master Agreement, Dunham has agreed to amend its leases with us that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.  Each lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension.  In consideration of the agreements of Dunham provided in the Master Agreement, we agreed to issue to the Dunham Entities a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.264 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement.

Subsequently, we entered into agreements with certain of our other landlords for rent reductions.  Such rent reductions are deemed to be part of the above-referenced $4.0 million in rent reductions.  In consideration of such rent reductions, we have issued five-year warrants to purchase our common stock to such landlords.  Each warrant is exercisable at 110% of the closing price of our common stock on the trading date prior to the date on which we received the executed rent relief agreement, and are issued only to accredited investors.  As of March 31, 2009, the aggregate number of shares underlying such warrants was 196,070 shares and the weighted average exercise price was $0.27 per share.

During the first quarter of 2009, we financed the equipment at two of our restaurants, aggregating approximately $2.0 million, under the terms and conditions of the equipment lease commitment we entered into with DHW in December 2007.

In March 2009, we entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing.  The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable in six equal monthly installments commencing on May 1, 2010 and due in full on October 1, 2010.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to our Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan to be funded by the end of May 2009, pursuant to an amendment to the agreement dated April 30, 2009.  Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $0.50 per share.  In addition, we agreed to issue to the investors warrants for the purchase of an aggregate of 400,000 shares of common stock exercisable six months after date of issuance at a price of $0.25267 per share, or 110% of the closing price of our stock on March 30, 2009.  As of March 31, 2009, warrants to purchase an aggregate of 320,000 shares of common stock had been issued to such investors.

The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C.  Our Chairman, Eugene E. McGowan, is a member of, and has a beneficial interest in, both of the Harmony funds.  Our Board of Directors has authorized us to borrow up to an aggregate of $3.0 million under the terms of the bridge loan agreement, which provides that the investors may, but are not obligated to, make additional loans on substantially the same terms and conditions, including a similar pledge of collateral related to either our St. Cloud, Minnesota, or Fargo, North Dakota restaurants.

As a result of our history of recurring losses, negative cash flow from operations and our accumulated deficit, we have carefully assessed our cash needs for the next 12 months.  During the first three months of operations in 2009, we did not meet our internal budget primarily due to declining revenue.  If the economic slowdown continues to adversely affect the U.S. economy and the restaurant industry in particular, we may require further funding for operations during 2009. We would be required to raise such funds through the incurrence of indebtedness or public or private sales of equity securities, which may be dilutive to shareholders. The amount of any such required funding would depend upon sales trends and our ability to generate positive cash flow. We anticipate that we will need to raise additional funds for future expansion depending upon the level of expansion determined to be appropriate in later years as compared to our the cash flow. If cash flow from operations and other sources of liquidity are insufficient to fund expected capital needs, or our needs are greater than anticipated, our business and results of operations will be materially and adversely affected.

Our ability to fund our operations in future periods will depend upon our future operating performance, and more broadly, achieving budgeted revenue and on the availability of equity and debt financing, all of which will be affected by prevailing economic conditions in our industry and financial, business and other factors, which may be beyond our control.  We cannot assure you that we will obtain financing on favorable terms or at all.  If we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

Commitments

Capital Lease:

As of March 31, 2009, we had 24 capital lease agreements related to our restaurant properties.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026, seven in 2027, two in 2028 and one in 2029, all with renewable options for additional periods.  Twenty-two of these lease agreements originated with Dunham.  Under 13 of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

In August 2006, we entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which we could “finance lease” up to $3.0 million of equipment purchases for three restaurant locations.  As of March 31, 2009, we had entered into three lease schedules and amendments to this master lease, pursuant to which we began leasing equipment for an initial lease term ranging from 36 to 39 months.  The value of the equipment financed at each of the three locations is approximately $1.0 million and the annual interest rate on each ranges from 12.9% to 19.6% annually.  We have provided Carlton with refundable security deposits aggregating $251,165 as well as a security interest in certain other equipment.  In February 2009, these lease schedules were amended to extend the terms by one year and reduce the monthly payments related to two of the lease schedules.  At the end of each initial lease term, we may, under the amended lease schedules, purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment.  Steven J. Wagenheim, our president, chief executive officer and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee.  The amount of annual compensation is 3% of the balance of such leases and is calculated and accrued based on the weighted average daily balance of the leases at the end of each monthly accounting period.

As of March 31, 2009, DHW had purchased and leased to us equipment costing $16.0 million under the Equipment Lease we entered into with DHW, relating to the lease of furniture, fixtures and equipment for our restaurants.  Under the terms of the Equipment Lease Commitment, each five-year lease with DHW is for equipment costing approximately $1.0 million per restaurant and the annual interest rate on each lease ranges from 10.3% to 12.3%.  Payments due DHW have an annual interest rate equal to the DHW bank base rate plus 4.8%.  Principal payments on the amounts borrowed depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW.  We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders, he will not receive a guarantee fee or other payment in connection with this DHW financing.

In June 2007, we entered into a lease for an energy optimization system at our Maple Grove, Minnesota restaurant for approximately $30,000.  This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

Operating Lease:

The land portions of the 24 property leases referenced above, 22 lease agreements of which originated with Dunham, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  In addition to such property leases, we have obligations under the following operating leases:

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

In August 2008, we ceased operations at our restaurant in Rogers, Arkansas.  However, we are currently bound by the terms of the 20-year net lease agreement entered into in 2007 under the terms specified in the development agreement with Dunham.  Pursuant to the Master Agreement with the Dunham Entities described above, we will reimburse Dunham for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with this site.  The building portion of this lease is classified as a capital lease, while the land portion is classified as an operating lease (see Notes 3 and 9 to our condensed consolidated financial statements).

Personal Guaranties and Guarantee Fees:

One of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006.  The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period.  During the first quarters of 2009 and 2008, we recorded $17,787 and $25,803 of such compensation in general and administrative expense, respectively.

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

Employment Agreements:

In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our president and chief executive officer, who also is one of our directors.  In April 2007, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing April 1, 2007.  Mr. Wagenheim’s annual non-equity incentive compensation ranges from $0 to $197,400 based on performance.  In addition to annual compensation terms and other provisions, the agreement includes change in control provisions that would entitle Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  Mr. Wagenheim has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noncompetition and nonrecruitment provisions during the term of his employment and for a period of one year thereafter.  Our company and Mr. Wagenheim have agreed to continue operating under the terms of this agreement, which was amended in December 2008 to comply with the requirements of Section 409A of the Internal Revenue Code, until such time as a new agreement becomes effective.

In November 2007, we entered into an employment agreement with James G. Gilbertson providing for his employment as our chief financial officer on an at-will basis at an annual base salary of $225,000.  He is entitled to participate in performance-based cash bonus or equity award plans for senior executives based upon goals established by our board or compensation committee after reasonable consultation with Mr. Gilbertson.  He may be eligible to receive a bonus of up to 50% of his base salary.  We also granted to Mr. Gilbertson a stock option for the purchase of 175,000 shares of common stock, vesting over a two-year period, upon the commencement of his employment.  The employment agreement provides for provisions for termination with and without cause by us and for good reason by Mr. Gilbertson and for the payment of a severance payment equal to 12 months of base salary upon termination of employment resulting from a change of control of our company, or if Mr. Gilbertson is terminated without cause.  The employment agreement contains other customary terms and conditions.  Mr. Gilbertson’s employment agreement also was amended in December 2008 to comply with the requirements of Section 409A of the Internal Revenue Code.

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

Development Agreement:

In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012.  United Properties will be responsible for all costs related to the land and building of each restaurant.  The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved.  The annual lease rate for fee-simple land and building developments will be 9.5% and we will have the right of first offer to purchase these restaurants.  Additionally, in the event United Properties sells one of the buildings that it develops for us at an amount in excess of the threshold agreed to by the parties in the agreement, then we will share in the profits of that sale.  We assume no liability in the event United Properties sells a building at a loss.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can, however, use another developer if United Properties declines to build a particular restaurant.  In addition, we have also agreed to refrain from developing any new restaurants in the remainder of 2009 without the consent of the Dunham Entities (which will not be unreasonably delayed or withheld).

Off- balance sheet arrangements:

It is not our business practice to enter into off-balance sheet arrangements.

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of March 31, 2009 and the time frame within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Years Thereafter
Long-term debt, principal	$2,664,142	$226,348	$2,199,454	$8,880	$229,460
Interest on long-term debt	686,480	179,238	314,895	37,429	154,919
Capital lease obligations, including interest	141,081,670	7,006,860	20,542,228	22,632,167	90,900,415
Operating lease obligations, including interest	66,645,821	2,200,777	6,934,497	7,570,681	49,939,866
Loan guarantee	162,713	124,726	31,301	6,686	—
Total obligations	$211,240,827	$9,737,950	$30,022,375	$30,255,842	$141,224,660

Certain amounts do not sum due to rounding.

During the first three months of operations in 2009, we did not meet our internal budget primarily due to declining revenue.  If the economic slowdown continues to adversely affect the U.S. economy and the restaurant industry in particular, we will require further funding for operations during 2009.

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

Changes in interest rates:

Pursuant to the terms of our capital leases and long-term debt, we will have balloon payments due over five years beginning in 2010.  If it becomes necessary to refinance such balloon balances, we may not be able to secure financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2013 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.   As of March 31, 2009, our future obligations under such contracts aggregated approximately $1.3 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1	Legal Proceedings

Not applicable.

ITEM 1A	Risk Factors

Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008, filed with the Securities and Exchange Commission on March 19, 2009.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None, other than previously reported in a Current Report on Form 8-K.

ITEM 3	Defaults upon Senior Securities

Not applicable.

ITEM 4	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5	Other Information

Not applicable.

ITEM 6	Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date: May 15, 2009	By:	/s/ James G. Gilbertson
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

10.1

Master Agreement between Dunham Capital Management, L.L.C., DHW Leasing, L.L.C., Dunham Equity Management, L.L.C. and the Company, dated February 7, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on February 12, 2009 (File No. 000-29643)).

10.2

Bridge Loan Agreement by and between the Company, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).

10.3

Security Agreement by and among the Company, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).

10.4

Leasehold 180-Day Redemption Mortgage and Security Agreement and Fixture Filing Statement by Granite City Restaurant Operations, Inc. as debtor in favor of Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).

10.5

Patent and Trademark Security Agreement by and between the Company and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).

10.6

IP Agreement by and between the Company and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).

10.7

Amendment No. 1 to Bridge Loan Agreement by and between the Company, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., including the Amended Forms of Note and Warrant, dated April 22, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on May 6, 2009 (File No. 000-29643)).

10.8

Amendment No. 2 to Bridge Loan Agreement by and between the Company, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on May 6, 2009 (File No. 000-29643)).

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