Form 10-Q
period 2009-06-30
GRANITE CITY FOOD & BREWERY LTD
filed 2009-08-14
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

As of August 10, 2009, the issuer had outstanding 16,197,849 shares of common stock.

i

PART I     FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 30,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$1,934,999	$2,652,411
Inventory	920,623	773,468
Prepaids and other	755,355	473,343
Total current assets	3,610,977	3,899,222

Prepaid rent, net of current portion	427,741	456,644
Property and equipment, net	75,998,889	76,251,463
Intangible and other assets	1,742,697	1,503,336
Total assets	$81,780,304	$82,110,665

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$2,680,553	$2,000,812
Accrued expenses	5,899,730	5,962,487
Accrued exit or disposal activities, current portion	20,453	19,999
Deferred rent, current portion	210,667	203,062
Long-term debt, current portion	603,482	320,697
Capital lease obligations, current portion	3,764,718	3,201,829
Total current liabilities	13,179,603	11,708,886

Accrued exit or disposal activities, net of current portion	1,154,153	822,494
Deferred rent, net of current portion	3,293,711	2,817,593
Long-term debt, net of current portion	1,996,706	1,668,134
Capital lease obligations, net of current portion	64,779,986	62,616,992
Total liabilities	84,404,159	79,634,099

Shareholders’ (deficit) equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,197,849 shares issued and outstanding at June 30, 2009 and December 30, 2008	161,978	161,978
Additional paid-in capital	44,001,654	43,844,373
Accumulated deficit	(46,787,487)	(41,529,785)
Total shareholders’ (deficit) equity	(2,623,855)	2,476,566

Total liabilities and shareholders’ (deficit) equity	$81,780,304	$82,110,665

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	June 24,	June 30,	June 24,
	2009	2008	2009	2008

Restaurant revenues	$22,101,365	$25,098,840	$43,526,066	$49,118,323

Cost of sales:
Food, beverage and retail	6,055,751	7,601,147	11,882,004	15,125,213
Labor	7,694,891	9,298,114	15,226,533	18,650,135
Direct restaurant operating	3,164,136	3,537,693	6,357,890	7,095,520
Occupancy	1,571,315	1,618,071	3,143,515	3,164,972
Total cost of sales	18,486,093	22,055,025	36,609,942	44,035,840

Pre-opening	18,333	246,702	211,262	830,074
General and administrative	2,430,751	2,780,374	4,495,067	5,471,343
Depreciation and amortization	1,728,140	1,613,412	3,434,717	3,175,057
Exit or disposal activities	173,460	—	601,540	—
Other	41,307	15,606	50,408	51,371

Operating loss	(776,719)	(1,612,279)	(1,876,870)	(4,445,362)

Interest:
Income	110	10,038	1,608	25,246
Expense	(1,751,482)	(1,651,126)	(3,382,440)	(3,139,953)
Net interest expense	(1,751,372)	(1,641,088)	(3,380,832)	(3,114,707)

Net loss	$(2,528,091)	$(3,253,367)	$(5,257,702)	$(7,560,069)

Loss per common share, basic	$(0.16)	$(0.20)	$(0.32)	$(0.47)

Weighted average shares outstanding, basic	16,197,849	16,197,849	16,197,849	16,190,066

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	June 30,	June 24,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,257,702)	$(7,560,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,396,279	3,151,514
Other amortization	38,438	23,543
Stock warrant/option expense	157,281	263,912
Loss on disposal of property and equipment	50,408	51,371
Loss on exit or disposal activities	332,113	—
Deferred rent	483,723	281,954
Changes in operating assets and liabilities:
Inventory	(147,155)	(21,137)
Prepaids and other	(253,109)	62,068
Accounts payable	615,198	(69,927)
Accrued expenses	(62,757)	50,353
Net cash used in operating activities	(647,283)	(3,766,418)

Cash flows from investing activities:
Purchase of:
Property and equipment	(420,702)	(2,419,971)
Intangible and other assets	(187,571)	(229,268)
Net cash used in investing activities	(608,273)	(2,649,239)

Cash flows from financing activities:
Payments on capital lease obligations	(1,073,213)	(793,469)
Proceeds from capital leases	1,000,000	4,000,000
Payments on long-term debt	(188,643)	(135,636)
Proceeds from long-term debt	800,000	—
Net proceeds from issuance of stock	—	34,486
Net cash provided by financing activities	538,144	3,105,381

Net decrease in cash	(717,412)	(3,310,276)
Cash and cash equivalents, beginning	2,652,411	7,076,835
Cash and cash equivalents, ending	$1,934,999	$3,766,559

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$2,938,266	$5,759,548
Property and equipment and intangibles purchased and included in accounts payable	$64,543	$1,200,772

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Twenty-six weeks ended June 30, 2009 and June 24, 2009

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.  The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of June 30, 2009, the Company operated 26 restaurants.  The Company also operates a beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

Principles of consolidation and basis of presentation

During the first six months of operations in 2009, the Company did not meet its internal budget primarily due to declining revenue.  In June 2009, the Company announced the hiring of MorrisAnderson in an effort to restructure its debt and leases.  Since that time, the Company has been maintaining sufficient cash for operations by reducing or withholding payments to its landlords during negotiations with the landlords and satisfying such obligations as necessary to avoid disruption of restaurant operations.  If the restructuring effort is not successful or sufficient to restore its debt to a level necessary to allow the Company to be cash flow positive at its current level of revenue, the Company will be required to seek further funding for operations during 2009.  The Company would be required to raise such funds through the incurrence of indebtedness or public or private sales of equity securities, which may be dilutive to shareholders and may or may not be available to the Company. The amount of any such required funding would depend upon sales trends and the Company’s ability to generate positive cash flow.  If the Company is unable to restructure its debt and leases, if cash flow from operations upon a successful restructuring and other sources of liquidity are insufficient to fund expected capital needs, or if the Company’s needs are greater than anticipated, its business and results of operations could be materially and adversely affected.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of June 30, 2009  and the results of operations for the interim periods ended June 30, 2009 and June 24, 2008 have been included.

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

The results of operations for the thirteen weeks and twenty-six weeks ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Revenue recognition

Revenue is derived from the sale of prepared food and beverage and select retail items.  Revenue is recognized at the time of sale and is reported on the Company’s condensed consolidated statements of operations net of sales taxes collected.  Revenue derived from gift card sales is recognized at the time the gift card is redeemed.  Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying condensed consolidated balance sheets.  The Company periodically recognizes gift card breakage which represents the portion of its gift card obligation for which management believes the likelihood of redemption by the customer is remote, based upon historical redemption patterns.  Such amounts are included as a reduction to general and administrative expense.

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

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions for the second quarter and first half of 2009 and 2008:

Twenty-six Weeks Ended
	June 30, 2009	June 24, 2008
Weighted average risk-free interest rate	2.25% - 3.71%	3.88% - 4.25%
Expected life of options	10 years	10 years
Expected stock volatility	66.30% - 94.69%	40.53% - 44.27%
Expected dividend yield	None	None

Net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the fiscal year.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses.  Calculations of the Company’s net loss per common share for the thirteen and twenty-six weeks ended June 30, 2009 and June 24, 2008 are set forth in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2009	June 24, 2008	June 30, 2009	June 24, 2008
Net loss	$(2,528,091)	$(3,253,367)	$(5,257,702)	$(7,560,069)
Loss per common share, basic	$(0.16)	$(0.20)	$(0.32)	$(0.47)
Weighted average shares outstanding, basic	16,197,849	16,197,849	16,197,849	16,190,066

Recent accounting pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database.  The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 29, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”).  SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date.  For public entities, this is the date the financial statements are issued.  SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The Company implemented SFAS 165 during the quarter ended June 30, 2009.  The Company evaluated for subsequent events through August 14, 2009, the issuance date of the Company’s financial statements.  No subsequent events were noted other than those disclosed in Note 13.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force No. 08-03, Accounting for Leases for Maintenance Deposits (“EITF No, 08-03”).  EITF No. 08-03 addresses how a lessee should account for a nonrefundable maintenance deposit under an arrangement accounted for as a lease.  The guidance in EITF No. 08-03 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years.  Implementation of this staff position in the first quarter of fiscal 2009 did not impact the Company’s consolidated financial statements.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and did not impact the Company’s financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R (revised 2007), “ Business Combinations “ (“SFAS 141R”) and other GAAP.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP 142-3 did not impact the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial statements.

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

2.     Fair value of financial instruments

At June 30, 2009 and December 30, 2008, the fair value of cash and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Exit or disposal activities

Rogers, Arkansas

In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  Management believes the closure of this restaurant will allow the Company to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies and cash flow.  The Company is working to find a replacement tenant for the location, for which it is bound by a 20-year net lease.  Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of $57,681, costs incurred for early contract termination of $4,578 and costs to close and maintain the facility of $500,925.  Until the Company is able to find a replacement tenant, it will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a non-cash lease termination liability of $852,146 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  During the third quarter of 2008, the Company recorded a non-cash impairment charge of $135,057 related to the write-off of the carrying value of the restaurant equipment at the Rogers location.  The amount of this write-off is equal to the difference between the net book value of the equipment and the expected future cash flows generated by leasing the equipment to a replacement tenant.  As of June 30, 2009, the annual lease payments for the Roger’s site were $405,000 and the ongoing costs to maintain the property were approximately $10,500 per month.  As of June 30, 2009, the Company’s future undiscounted cash payments under the terms of this 20-year lease were approximately $7.5 million.

Troy, Michigan

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with Dunham Capital Management, L.L.C. (“Dunham”), DHW Leasing, L.L.C. (“DHW”) and Dunham Equity Management, L.L.C. (collectively, the “Dunham Entities”), the Company will reimburse Dunham for any out-of-pocket expenses incurred, including the carrying cost of the related land,  less net proceeds from the sale of the real estate or lease income associated with the site (Note 9).  As of June 30, 2009, the carrying cost of the land approximated $15,500 per month.  Such expenses will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% annual interest rate.  The Company’s management has concluded that as of June 30, 2009, it is probable that the Company will need to reimburse Dunham approximately $342,000 of such costs.   Pursuant to SFAS No. 5, Accounting for Contingencies, the Company has included $342,000 in “exit or disposal activities” on its condensed consolidated statements of operations and “accrued exit or disposal activities” on its balance sheet.

The costs related to the closing of the Rogers restaurant and the decision not to build the Troy restaurant aggregated approximately $601,540 in the first half of 2009 and are reflected on the Company’s consolidated statements of operations as “exit or disposal activities”.  The following is a reconciliation of the beginning and ending balances of exit or disposal activities:

Accrued exit or disposal costs at December 30, 2008	$842,493
Costs incurred and charged to expense	611,427
Payments	(269,427)
Amortization of sublease liability	(9,887)
Accrued exit or disposal costs at June 30, 2009	$1,174,606

4.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at June 30, 2009 and December, 2008:

	June 30, 2009	December 30, 2008
Land	$18,000	$18,000
Buildings	57,127,818	54,991,656
Leasehold improvements	9,251,476	9,117,667
Equipment and furniture	33,311,717	31,877,053
Construction in progress*	—	642,579
	99,709,011	96,646,955
Less accumulated depreciation	(23,710,122)	(20,395,492)
	$75,998,889	$76,251,463

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	June 30, 2009	December 30, 2008
Leasehold improvements for future locations	$—	$187,400
Building and equipment at future locations	$—	$255,200
Equipment at current locations	$—	$199,900

Intangible and other assets

Intangible and other assets consisted of the following:

	June 30, 2009	December 30, 2008
Intangible assets:
Liquor licenses	$760,865	$760,865
Trademarks	140,141	140,141
Other:
Deferred loan costs	414,418	243,421
Security deposits	645,989	539,187
	1,961,413	1,683,614
Less accumulated amortization	(218,716)	(180,278)
	$1,742,697	$1,503,336

5.        Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2009	December 30,2008
Payroll and related	$1,803,117	$1,770,802
Deferred revenue from gift card sales	1,331,026	1,971,477
Sales taxes payable	485,688	619,377
Interest	998,780	568,777
Real estate taxes	709,248	536,290
Other	571,871	495,764
	$5,899,730	$5,962,487

6.        Deferred rent payable

Under the terms of the lease agreement the Company entered into regarding its Lincoln property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as a deferred rent payable and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent payable is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period.  Additionally, certain of the Company’s landlords have agreed to defer a portion of the payments due them until future years.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  Deferred rent payable consisted of:

	June 30, 2009	December 30, 2008
Difference between minimum rent and straight-line rent	$2,909,474	$2,633,912
Deferred rent payments	216,267	—
Contingent rent expected to exceed minimum rent	64,748	57,854
Tenant improvement allowance	313,889	328,889
	$3,504,378	$3,020,655

7.  Long-term debt

As of June 30, 2009, the Company had three long-term loans outstanding with an independent financial institution, the proceeds of which it used to purchase assets at its Fargo, North Dakota; Des Moines and Davenport, Iowa restaurants.  These loans are secured by the tangible personal property and fixtures at the respective locations and are guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.

In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000.  The note was issued to secure the liquor license for the Company’s restaurant located in South Bend, Indiana.

On March 30, 2009, the Company entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing.  The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable in six equal monthly installments commencing on May 1, 2010 and due in full on October 1, 2010.  The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan to be funded by the end of May 2009 pursuant to an amendment to the agreement dated April 30, 2009.  The Company and Harmony have entered into amendments to extend the date for the balance of the funding to September 30, 2009 (see Note 13).  The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, “Harmony”).  The Company’s Chairman, Eugene E. McGowan, is a member of, and has a beneficial interest in, both of the Harmony funds.  The transaction was approved by the Company’s Audit Committee as a transaction with a related person.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to the Company’s Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  The Company’s Board of Directors has authorized it to borrow up to an aggregate of $3.0 million under the terms of the bridge loan agreement, which provides that the investors may, but are not obligated to, make additional loans on substantially the same terms and conditions, including a similar pledge of collateral related to either its St. Cloud, Minnesota, or Fargo, North Dakota restaurants.  The notes may be prepaid upon 30 days prior notice without premium or penalty.  The notes must also be paid if the Company receives $4.0 million or more of proceeds from the sale of equity securities or securities convertible into equity securities.  The notes must also be repaid in the event the Company defaults under the terms and conditions of the bridge loan, including the financial covenants set forth therein.  Such covenants include maintaining minimum operating income before interest, taxes, depreciation and amortization from the Sioux Falls, South Dakota restaurant operations, and minimum consolidated revenue of the Company, as provided in the bridge loan agreement.  Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $0.50 per share.  At June 30, 2009, the Company had not met the minimum consolidated revenue required.  Harmony has agreed to waive the consolidated revenue covenant requirement and agreed to defer the July 2009 interest payment until the maturity date of the loans.

In addition, the Company agreed to issue to Harmony warrants for the purchase of an aggregate of 400,000 shares of common stock exercisable six months after date of issuance at a price of $0.25267 per share, or 110% of the closing price of the Company’s stock on March 30, 2009.  As of June 30, 2009, warrants to purchase an aggregate of 320,000 shares of common stock had been issued to such investors.  The notes and the warrants provide customary anti-dilution rights to the holders, including weighted average anti-dilution provisions for sales at less than the exercise or conversion prices thereof.  The Company has also agreed that if it proposes to issue new securities in excess of 1.0% of its outstanding shares prior to May 1, 2010, subject to the exceptions noted below, it will give the investors the right to purchase up to that portion of the new securities which equals the proportion of the number of securities purchasable upon conversion of notes and exercise of the warrants relative to the Company’s outstanding stock as of March 30, 2009.  The participation right is not applicable to certain categories of issuances, such as shares issuable pursuant to public offerings, mergers and acquisitions and options, warrants and other rights to purchase securities.  The Company has also granted the investors certain rights to require the Company to register common stock acquired by them upon conversion of the notes or exercise of the warrants under the Securities Act of 1933, as amended (the “Act”) on Form S-3, or include such shares in certain company registrations under the Act, at the expense of the Company.

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

As of June 30, 2009 and December 30, 2008, the balances, interest rates and maturity dates of our long-term debt were as follows:

	June 30, 2009	December 30, 2008
Des Moines
Balance	$162,824	$226,802
Annual interest rate	10.25%	10.25%
Maturity date	27-Aug-10	27-Aug-10

Davenport
Balance	$212,015	$272,081
Annual interest rate	10.25%	10.25%
Maturity date	6-Jan-11	6-Jan-11

Fargo
Balance	$1,214,080	$1,239,948
Annual interest rate	8.75%	8.75%
Maturity date	15-Aug-11	15-Aug-11

South Bend
Balance	$247,350	$250,000
Annual interest rate	8.00%	8.00%
Maturity date	30-Sep-23	30-Sep-23

Harmony
Balance	$763,919	$0
Annual interest rate	9.00%	N/A
Maturity date	1-Oct-10	N/A

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2009	$160,520
2010	1,059,358
2011	1,142,241
2012	4,263
2013	4,617
Thereafter	229,189
$2,600,188

8.        Capital leases

As of June 30, 2009, the Company operated 24 restaurants under capital lease agreements.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026, seven in 2027, two in 2028 and one in 2029, all with renewable options for additional periods.  Twenty-two of these lease agreements originated with Dunham.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the guidance in SFAS No. 13, Accounting for Leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.

The Company also has a land and building lease agreement for its beer production facility.  This ten-year lease allows the Company to purchase the facility at any time for $1.00 plus the unamortized construction costs.  Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be $1.00.  As such, the lease, including land, is classified as a capital lease.

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

As of June 30, 2009, the Company had 20 capital lease agreements that it used to finance the equipment at its restaurants.  During the first quarter of 2009, the Company financed the equipment at two of those restaurants, aggregating approximately $2.0 million, under the terms and conditions of the equipment lease commitment the Company entered into with DHW in December 2007.  Of such financing, $1.0 million was the result of a sale-leaseback transaction with DHW for which the Company received cash proceeds.  This sale-leaseback transaction met one or more criteria for treatment as a capital lease pursuant to SFAS No. 13, Accounting for Leases.  Because the Company retained substantially all the benefits and risks incident to the ownership of the property sold, the Company considered this sale-leaseback transaction merely a financing pursuant to SFAS No. 28, Accounting for Sales with Leasebacks.  As such, the Company did not recognize any gain or loss on the transaction and included it as a financing activity on its condensed consolidated statement of cash flows.

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

Included in property and equipment are the following assets held under capital leases:

	June 30, 2009	December 30, 2008
Land	$18,000	$18,000
Building	57,113,974	54,991,656
Equipment and leasehold improvements	19,601,567	17,588,649
	76,733,541	72,598,305
Less accumulated depreciation	(14,285,324)	(9,600,913)
	$62,448,217	$62,997,392

Minimum future lease payments under all capital leases are as follows:

Year ending:	Capital Leases
2009	$5,376,766
2010	10,010,918
2011	10,410,403
2012	12,357,649
2013	9,907,804
Thereafter	87,369,274
Total minimum lease payments	135,432,814
Less amount representing interest	(68,094,375)
Present value of net minimum lease payments	67,338,439
Less current portion	(3,547,010)
Long-term portion of obligations	$63,791,429

The foregoing table includes changes to lease commitments commencing after June 30, 2009 (see Note 13).  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

9.        Commitments and contingencies

Rent Reductions

In February 2009, the Company entered into a master agreement with the Dunham Entities to provide rent or other cash flow reductions to the Company in the amount of $2.5 million for calendar year 2009 and $1.5 million for calendar year 2010 (the “Master Agreement”).  The Master Agreement provides that the Dunham Entities will amend and restate applicable leases and subleases with the Company to reflect negotiated rent reductions.  As a part of the Master Agreement, Dunham has agreed to amend its building leases with the Company that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.  Each amended lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension.  As of June 30, 2009, Dunham and the Company had not reached agreements as to the amendment of any leases due primarily to the level of concessions to be assigned to each property, as well as the determination of the value of each property in a fluctuating real estate environment.  As such, the Company has made no changes to the classification or accounting for these leases.  Additionally, the Company agreed to reimburse Dunham for any out-of-pocket costs that Dunham incurs due to the closing of the Rogers, Arkansas location and the decision not to build on the Troy, Michigan site, reduced by net sales proceeds from the sale of any real estate or lease income associated with such sites.  Reimbursement of costs related to these sites will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% annual interest rate.  Such reimbursement includes the carrying cost of the related land until its disposal.

In consideration of the agreements Dunham provided in the Master Agreement, the Company agreed to issue to the Dunham Entities a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.264 per share, representing 110% of the closing price of the Company’s common stock on the trading date prior to the date of signing the Master Agreement.  The value of these warrants of $136,495 is being amortized over a ten-year period which is the anticipated term of the underlying lease agreements once they are revised.

The Company subsequently entered into agreements with certain other of its landlords for rent reductions.  Such rent reductions are deemed to be part of the above-referenced $4.0 million of rent reductions.  In consideration of such rent reductions, the Company has issued five-year warrants to purchase the Company’s common stock to such landlords.  Each warrant is exercisable at 110% of the closing price of the Company’s common stock on the trading date prior to the date on which the Company received the executed rent relief agreement, and is issued only to accredited investors.  As of June 30, 2009, the aggregate number of shares underlying such warrants was 196,070 shares and the weighted average exercise price was $0.27 per share.  The value of these warrants of $27,376 is being amortized over the underlying lease terms.

The Company measured and recognized the value of these warrants issued to Dunham and certain of its other landlords referenced above under the fair value method.  The fair value of the warrants at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: (i) a weighted average risk-free interest rate of 1.79% - 1.99%, (ii) an expected warrant life of five years, (iii) expected stock volatility of 70.24% - 73.90% and (iv) no expected dividend yield.

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

10.       Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   As of June 30, 2009, options to purchase 32,500 shares of common stock were outstanding under the plan, which expired July 28, 2007.  All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

As of June 30, 2009, options to purchase 225,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan (“DSOP”), which expired July 29, 2007.  All such options are fully vested and exercisable for five years from the date of grant.  On May 2, 2007, the Company’s board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 15,000 shares of common stock per year, exercisable for a period of ten years, should be made to each non-employee director on the anniversary of his election to the board under the 2002 Equity Incentive Plan.

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of June 30, 2009 was 2,729,743, of which 474,409 shares remained available for future issuance and options to purchase 2,179,634 shares were outstanding.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of June 30, 2009 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 25, 2007	2,272,800	$4.10	6.7 years

Granted	615,000	$1.92	8.4 years
Exercised	(15,000)	2.27
Forfeited	(684,666)	3.76
Outstanding at December 30, 2008	2,188,134	$3.60	6.2 years

Granted	686,500	0.21	9.7 years
Exercised	—	—
Forfeited	(392,500)	3.14
Outstanding at June 30, 2009	2,482,134	$2.74	6.9 years	$81,799

Options exercisable at December 30, 2008	1,266,141	$3.93	4.9 years
Options exercisable at June 30, 2009	1,126,554	$4.00	5.0 years	$—

Weighted-average fair value of options granted during 2009	$0.14

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.    As of June 30, 2009, there was approximately $232,763 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $106,057 is expected to be recognized during the remainder of fiscal year 2009, $79,829 in fiscal year 2010, $36,525 in fiscal year 2011, $10,081 in fiscal year 2012 and $271 in fiscal year 2013.

The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding 6/30/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable 6/30/2009	Weighted Average Exercise Price

$0.00 - $1.00	746,500	9.6 years	$0.27	—	$—
$1.01 - $2.00	157,500	7.9 years	$1.69	48,750	$1.78
$2.01 - $3.00	337,500	7.0 years	$2.31	145,833	$2.44
$3.01 - $4.00	378,000	5.6 years	$3.67	328,000	$3.69
$4.01 - $5.00	517,300	5.5 years	$4.37	442,300	$4.39
$5.01 - $6.00	245,334	2.6 years	$5.21	95,004	$5.27
$6.01 - $7.00	100,000	7.8 years	$6.20	66,667	$6.20
Total	2,482,134	6.9 years	$2.74	1,126,554	$4.00

11.  Common stock warrants

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $8.5 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 1,045,844 shares of common stock at an exercise price of $5.00 per share.  The Company may call for the mandatory exercise of such warrants if certain conditions are met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  Such agreements with the investors and placement agents for this transaction contain certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants, at an exercise price less than the thresholds set forth in the security purchase agreement, to certain of the Company’s landlords and Harmony (see Notes 7 and 9).  The exercise price of each existing warrant was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to the issuance of warrants to the landlords and Harmony, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the closing price of our common stock on the initial closing date of this securities purchase agreement, and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued.  As a result of these adjustments, the number of shares purchasable under these warrants at June 30, 2009 was 1,215,469 and the exercise price was $4.84 per share.  As of June 30, 2009, none of such warrants had been exercised.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to the Company’s placement agent. Such agreements with the investors and placement agents for this transaction contain certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants, at an exercise price less than the thresholds set forth in the security purchase agreement, to certain of the Company’s landlords and Harmony (see Notes 7 and 9).  The exercise price of each existing warrant was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to the issuance of warrants to the landlords and Harmony, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the closing price of our common stock on the closing date of this securities purchase agreement, and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued.  As a result of these adjustments, the number of shares purchasable under these warrants at June 30, 2009 was 289,211 and the exercise price was $6.23 per share.  As of June 30, 2009, none of such warrants had been exercised.

In consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The aggregate number of shares underlying such warrants was 1,196,070 shares and the weighted average exercise price was $0.2648 per share.  Pursuant to the provisions of such agreements, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants, at an exercise price less than the thresholds set forth in the security purchase agreement, to Harmony (see Note 7).  The exercise price of each existing warrant was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to the issuance of warrants to Harmony, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the warrant exercise price in effect immediately prior to such issuance, and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued.  As a result of these adjustments, the number of shares purchasable under these warrants at June 30, 2009 was 1,197,040 and the weighted average exercise price was $0.2646 per share.  As of June 30, 2009, none of such warrants had been exercised.

Pursuant to the bridge loan agreement entered into in March 2009 with a group of accredited investors, the Company issued to the investors warrants for the purchase of an aggregate of 320,000 shares of common stock at a price of $0.25267 per share.  Such warrants become exercisable September 30, 2009.

As of June 30, 2009, warrants for the purchase of an aggregate of 3,021,802 shares of common stock were outstanding and warrants to purchase an aggregate of 2,701,802 shares were exercisable.  The weighted average exercise price of such warrants was $2.67 per share.

12.       Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The Plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  Beginning in fiscal year 2009, the Company elected to match 10% of such contributions up to 6% of the participant’s compensation.  As of June 30, 2009, the Company had contributed $6,864 in aggregate under the plan.  The Company expects to contribute an additional $8,200 under the plan in fiscal year 2009.

13.       Subsequent events

In August 2009, the Company entered into amended lease agreements with certain of its landlords.  While the payment terms of the lease were changed in each amendment, in no case did the classification or accounting treatment of the lease change.  The resulting change to future minimum lease payments are reflected in Note 9.

In August 2009, the Company entered into an agreement to terminate the lease for the facility it used as a test kitchen.  The operating lease, which was to expire in October 2011, will terminate effective August 20, 2009.  Pursuant to the termination agreement, the Company is required to pay rent through August 2009 plus an additional $11,064, which is equivalent to three months of lease payments.

On August 10, 2009, the Company entered into an amendment to the bridge loan agreement dated March 30, 2009 with Harmony to extend the time period for the closing of the $200,000 balance on the loan to September 30, 2009.  The bridge loan provided for $1,000,000 of partially convertible debt financing to the Company.  The Company has closed on $800,000 of the debt.  The time period for the second closing was previously extended to the end of July 2009, as reported on the Company’s Current Report on Form 8-K filed June 4, 2009.

ITEM 2                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2009, and the “Risk Factors” section of this document, for additional factors known to us that may cause actual results to vary.

Overview

We are a Modern American upscale casual restaurant chain. As of June 30, 2009, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant in operation and the month and year of its opening appear in the following chart:

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

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  Beginning in 2007, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  As guest traffic decreases, lower sales result in decreased leverage that leads to declines in operating margins.  To offset the negative impact of decreased leverage in a declining sales environment while protecting our guests’ dining experience, we have undertaken a series of initiatives to renegotiate the pricing of all aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and most recently, our property and equipment rent.  We have also begun implementing marketing initiatives designed to increase brand awareness and help drive guest traffic.

In February 2009, we entered into a master agreement with Dunham, DHW Leasing, L.L.C. (“DHW”) and Dunham Equity Management, L.L.C. (collectively, the “Dunham Entities”) to provide rent or other cash flow reductions to us in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010 (the “Master Agreement”).  The Master Agreement provides that the Dunham Entities will amend and restate applicable leases and subleases to reflect negotiated rent reductions.  We commenced paying reduced rent in January 2009 in anticipation of finalizing the Master Agreement, which reductions are deemed to be part of the negotiated rent reductions.  As a part of the Master Agreement, Dunham has agreed to amend its leases with us that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.  Each lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension.  As of June 30, 2009, we had not reached agreements with Dunham as to the amendments of any leases due primarily to the level of concessions to be assigned to each property, as well as the determination of the value of each property in a fluctuating real estate environment.  As such, we have made no changes to the classification or accounting for these leases.  In consideration of the agreements of Dunham provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.264 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement.

Subsequently, we entered into agreements with certain of our other landlords for rent reductions.  Such rent reductions are deemed to be part of the above-referenced $4.0 million in rent reductions.  In consideration of such rent reductions, we have issued five-year warrants to purchase our common stock to such landlords.  Each warrant is exercisable at 110% of the closing price of our common stock on the trading date prior to the date on which we received the executed rent relief agreement, and are issued only to accredited investors.  As of June 30, 2009, the aggregate number of shares underlying such warrants was 196,070 shares and the weighted average exercise price was $0.27 per share.

In March 2009, we entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing.  The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable in six equal monthly installments commencing on May 1, 2010 and due in full on October 1, 2010.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to the Company’s Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan to be funded by the end of May 2009, pursuant to an amendment to the agreement dated April 30, 2009.  We have entered into amendments with Harmony to extend the date for the balance of the funding to September 30, 2009.  Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $0.50 per share.  At June 30, 2009, we had not met the minimum consolidated revenue required.  Harmony has agreed to waive the consolidated revenue covenant requirement and agreed to defer the July 2009 interest payment until the maturity date of the loans.  In addition, the Company agreed to issue to the investors warrants for the purchase of an aggregate of 400,000 shares of common stock exercisable six months after date of issuance at a price of $0.25267 per share, or 110% of the closing price of the Company’s stock on March 30, 2009.  As of June 30, 2009, warrants to purchase an aggregate of 320,000 shares of common stock had been issued to such investors.

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

The thirteen weeks ended June 30, 2009 and June 24, 2008 included 338 and 325 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  The twenty-six weeks ended June 30, 2009 and June 24, 2008 included 670 and 635 operating weeks, respectively.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen and twenty-six weeks ended June 30, 2009 and June 24, 2008.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	June 24,	June 30,	June 24,
	2009	2008	2009	2008

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.4	30.3	27.3	30.8
Labor	34.8	37.0	35.0	38.0
Direct restaurant operating	14.3	14.1	14.6	14.4
Occupancy	7.1	6.4	7.2	6.4
Total cost of sales	83.6	87.9	84.1	89.7

Pre-opening	0.1	1.0	0.5	1.7
General and administrative	11.0	11.1	10.3	11.1
Depreciation and amortization	7.8	6.4	7.9	6.5
Exit or disposal activities	0.8	—	1.4	—
Other	0.2	0.1	0.1	0.1

Operating loss	(3.5)	(6.4)	(4.3)	(9.1)

Interest:
Income	0.0	0.0	0.0	0.1
Expense	(7.9)	(6.6)	(7.8)	(6.4)
Net interest expense	(7.9)	(6.5)	(7.8)	(6.3)

Net loss	(11.4)%	(13.0)%	(12.1)%	(15.4)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009.

Results of operations for the thirteen weeks ended June 30, 2009 and June 24, 2008

Revenue

We generated $22,101,365 and $25,098,840 of revenue during the second quarter of 2009 and 2008, respectively.  The decrease in revenue of 11.9% for the second quarter of 2009 compared to 2008 was primarily the result of a decrease in guest traffic of approximately 7.5%.  The second quarter of 2009 included 338 restaurant operating weeks while the same period in 2008 included 325 operating weeks.  Comparable restaurant revenue, which included restaurants in operation over 18 months, decreased 13.2% from the second quarter of 2008 to the second quarter of 2009 partially due to a decrease in guest traffic of approximately 8.6%, which we believe was caused primarily by the macroeconomic factors affecting the restaurant industry in general.  Average weekly revenue per comparable restaurant decreased $10,500 from $79,730 in the second quarter of 2008 to $69,230 in the second quarter of 2009.

During the first half of fiscal years 2009 and 2008, we generated revenue of $43,526,066 and $49,118,323, respectively.  The 11.4% decrease in first half revenue was primarily the result of a decrease in guest traffic of approximately 9.3%.  The first half of 2009 included 670 restaurant operating weeks while the same period in 2008 included 635 operating weeks.  Comparable restaurant revenue, which included restaurants in operation over 18 months, decreased 12.7% from the first half of 2008 to the first half of 2009 primarily due to a decrease in guest traffic of approximately 9.3%.  Average weekly revenue per comparable restaurant decreased $10,006 from $78,704 in the first half of 2008 to $68,698 in the first half of 2009.

We expect that restaurant revenue will vary from quarter to quarter.  We anticipate continued seasonal fluctuations in restaurant revenue due in part to increased outdoor seating and generally favorable weather conditions at many of our locations during the summer months.  Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenue.  Additionally, other factors outside of our control, such as inclement weather, timing of holidays, consumer confidence in the economy and changes in consumer preferences may affect our future revenue.  We believe that the decreased consumer confidence that has negatively impacted the restaurant industry as a whole beginning in 2007 has continued through at least the second quarter of 2009.  Overall industry trends have been slightly worse in the second quarter of 2009 compared to 2008.

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 2.9% to 27.4% in the second quarter of 2009 from 30.3% in the second quarter of 2008.  Such costs decreased 3.5% as a percentage of revenue to 27.3% in the first half of 2009 from 30.8% in the first half of 2008.  Pricing negotiations with our suppliers, a menu price increase of approximately 4.0% in March 2008 and improved oversight of inventory and kitchen management contributed to this decrease.

Due to the number of restaurants we now operate throughout the Midwest, we were able to contract for many of the food commodities we use in our restaurants for periods up to one year.  Based on several new contracts entered into in the later part of 2008, we believe we will be able to maintain or further reduce our food and beverage costs as a percentage of revenue for 2009 by reducing our exposure to commodity price increases.  We do, however, expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for which we do not have contracted pricing and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  We expect food and beverage costs at our newer restaurants to be higher initially due to inefficiencies that are part of the start-up process of a new restaurant.  Additionally, with future expansion, we believe our brewing process will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall profitability.

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

Our labor costs, as a percentage of revenue, decreased 2.2% to 34.8% in the second quarter of 2009 from 37.0% in the second quarter of 2008.  Such costs decreased 3.0% as a percentage of revenue to 35.0% in the first half of 2009 to 38.0% in the first half of 2008.  As our new restaurants began to stabilize and we trained new managers on a number of operational metrics and initiatives focused on manager accountability and internal development of restaurant-level staff, we were able to reduce labor costs as a percentage of revenue.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, as well as unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expense as a percentage of revenue increased 0.2% to 14.3% in the second quarter of 2009 from 14.1% in the second quarter of 2008.  Such costs increased 0.2% as a percentage of revenue to 14.6% in the first half of 2009 from 14.4% in the first half of 2008.  While such increases as a percentage of revenue were due in part to a smaller revenue base, increases in repair and maintenance, credit card fees and marketing were offset, in part, by the decrease in utilities and the reduced cost of certain supplies.

We continue to seek ways to reduce our direct operating costs going forward by continuing to renegotiate pricing on all aspects of these costs.  While we started seeing the effects of previously renegotiated operating items in late 2008, we believe we will see the full benefit of the resulting cost reductions throughout 2009.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.7% as a percentage of revenue to 7.1% in the second quarter of 2009 from 6.4% in the second quarter of 2008.  Such costs increased 0.8% as a percentage of revenue to 7.2% in the first half of 2009 from 6.4% in the first half of 2008, due primarily to a smaller revenue base.  While property and casualty insurance decreased slightly, it was offset by an increase in common area maintenance expense and property tax.  Included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term.  As such, occupancy costs included non-cash rent expense of $294,241 and $128,513 in the first half of 2009 and 2008, respectively.  The $165,728 increase in non-cash rent expense was due primarily to the rent reductions provided by Dunham and certain of our other landlords.  While our occupancy cost is expected to continue to change as a result of the Master Agreement entered into with the Dunham Entities in 2009, the overall effect of these changes is still evolving as the parties are assessing restaurant-by-restaurant lease reductions as well as changes in the terms of the leases.

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

Pre-opening costs decreased $618,812 to $211,262 in the first half of 2009 from $830,074 in the first half of 2008.  Included in such expense in the first half of 2009 were expenses related to the opening of our restaurant in Indianapolis, Indiana.  Pre-opening expenses incurred in the first half of 2008 were related primarily to the restaurants we opened in St. Louis, Missouri; Ft. Wayne, Indiana; and Toledo, Ohio.

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

General and administrative expense decreased $349,623 to $2,430,751 in the second quarter of 2009 from $2,780,374 in the second quarter of 2008.  Such expenses decreased $976,276 to $4,495,067 in the first half of 2009 from $5,471,343 in the first half of 2008.  As a percentage of revenue, general and administrative expenses decreased 0.1% in the second quarter of 2009 and 0.8% in the first half of 2009 over the respective periods in 2008.  The primary sources of such decreases were expenses related to recruiting, relocation, training and consulting costs, compensation and travel expense.  Such decreases were offset in part by increased consulting and professional fees as well as marketing expense.  Non-cash stock based compensation included in general and administrative expense was $81,343 and $222,256 in the first half of 2009 and 2008, respectively.  We incurred approximately $479,000 and $501,000 in restructuring costs and legal costs related to restructuring during the second quarter and first half of 2009, respectively.  If we successfully restructure and obtain adequate cash from operations and/or financing, we believe we can avoid curtailing or reducing the scale of our operations.

We continue to seek ways to reduce our general and administrative expenses by continuing to renegotiate pricing with our vendors.  While we started seeing the effects of previously renegotiated general and administrative costs, we will closely monitor and attempt to further reduce these expenses while seeking to preserve an infrastructure that remains suitable for our current operations and future expansion.  Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios for 2009 to return to levels more consistent with the industry, allowing us to reduce our costs.  To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses.  We believe our general and administrative expense and our general and administrative expense as a percentage of revenue will decrease throughout 2009.

Depreciation and amortization

Depreciation and amortization expense increased $114,728 to $1,728,140 in the second quarter of 2009 from $1,613,412 in the second quarter of 2008.  Such expense increased $259,660 to $3,434,717 in the first half of 2009 from $3,175,057 in the first half of 2008, due principally to the additional depreciation related to new restaurants.  As a percentage of revenue, depreciation expense increased 1.4% to 7.9% in the first half of 2009 from 6.5% in the first half of 2008, due in part to a smaller revenue base.

Exit or disposal activities

In August 2008, we closed our Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  We believe the closure of this restaurant will allow management to focus its capital and personnel resources on our other restaurants in order to increase future operating efficiencies and cash flow.  We are working to find a replacement tenant for the location, for which we are bound by a 20-year net lease.  Costs incurred in the second quarter and first half of 2009 in connection with this closure include costs to maintain the facility of approximately $136,431 and $269,427, respectively.  We will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance until we are able to find a replacement tenant. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a non-cash lease termination liability of $852,146 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  During the first half of 2009, amortization of this sublease liability offset exit or disposal activities expense by $9,887.   All costs related to the

closing of the Rogers restaurant, including lease payments, are reflected in our statements of operations as “exit or disposal activities”.  As of June 30, 2009, our annual lease payments for the Roger’s site were $405,000 and our ongoing costs to maintain the property were approximately $10,500 per month.  As of June 30, 2009, our undiscounted cash payments under the terms of this 20-year lease were approximately $7.5 million.

As part of the Master Agreement we entered into with the Dunham Entities in February 2009, we agreed to reimburse Dunham for any out-of-pocket expenses incurred, reduced by net proceeds from the sale of the real estate or lease income associated with the Rogers, Arkansas site and the site at Troy, Michigan upon which we decided not build a restaurant.  We have concluded that as of June 30, 2009, it is probable we will need to reimburse Dunham approximately $342,000 of such costs related to the Troy, Michigan site and have included such costs in “exit or disposal activities” on our statement of operations for the first quarter of 2009 pursuant to SFAS No. 5, Accounting for Contingencies.  As of June 30, 2009, the carrying cost of the land approximated $15,500 per month.  Reimbursement of costs related to these sites, including the carrying cost of the related land, will be amortized and payable to Dunham over a 60-month period commencing January 2011, at a 6% annual interest rate.  The actual amount due Dunham could fluctuate due to changes in the economy.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense increased $100,356 to $1,751,482 in the second quarter of 2009 from $1,651,126 in the second quarter of 2008.  Such expense increased $242,487 to $3,382,440 in the first half of 2009 from $3,139,953 in the first half of 2008 due to additional capital leases as a result of new restaurants.  Interest income decreased $9,928 in the second quarter of 2009 and $23,638 in the first half of 2009 over the respective periods in 2008 due to the reduction of cash on hand.

Liquidity and capital resources

As of June 30, 2009, we had $1,934,999 of cash and a working capital deficit of $9,568,626 compared to $2,652,411 of cash and a working capital deficit of $7,809,664 at December 30, 2008.  In June 2009, we announced the hiring of MorrisAnderson in an effort to restructure our debt and leases.  Since that time, we have been maintaining sufficient cash for operations by reducing or withholding payments to our landlords during our negotiations with the landlords and satisfying such obligations as necessary to avoid disruption of restaurant operations.  If the restructuring effort is not successful or sufficient to restore our debt to a level necessary to allow us to be cash flow positive at our current level of revenue, we will be required to seek further funding for operations during 2009.

During the twenty-six weeks ended June 30, 2009, we obtained proceeds of $1,800,000 pursuant to a sales-leaseback capital lease agreement and a loan agreement and made payments aggregating $1,261,856 on our debt and capital lease obligations.  We used $647,283 of net cash in operating activities and $608,273 of net cash to purchase equipment and other assets.

During the twenty-six weeks ended June 24, 2008, we used $3,766,418 of net cash in operating activities and $2,649,239 of net cash to purchase equipment and other assets primarily related to the restaurants we opened in the first quarter of 2008 and our restaurant in South Bend, Indiana. We made payments aggregating $929,105 on our debt and capital lease obligations, received $4.0 million in proceeds from capital lease obligations and received $34,486 of net cash through the exercise of stock options.  During the first and second quarters of 2008, our cash used in operations was $2,722,787 and $1,043,631, respectively.  The decrease in cash used in operations was primarily the result of the reduction of costs of sales as a percentage of revenue to 87.9% in the second quarter of 2008 compared to 91.6% in the first quarter of 2008.

In February 2009, we entered into a Master Agreement with the Dunham Entities to provide rent or other cash flow reductions to us in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010.  The Master Agreement provides that the Dunham Entities will amend and restate applicable leases and subleases to reflect negotiated rent reductions.  As a part of the Master Agreement, Dunham has agreed to amend its leases with us that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.  Each lease will be modified for a term of not less than 10 years and will provide that the tenant will have three consecutive options to extend the leases for five years per extension.  As of June 30, 2009, we had not reached agreements with Dunham as to the amendments of any leases due primarily to the level of concessions to be assigned to each property, as well as the determination of the value of each property in a fluctuating real estate environment.  As such, we have not made changes to the classification or accounting for these leases.  In consideration of the agreements of Dunham provided in the Master Agreement, we agreed to issue to the Dunham Entities a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.264 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement.

Subsequently, we entered into agreements with certain of our other landlords for rent reductions.  Such rent reductions are deemed to be part of the above-referenced $4.0 million in rent reductions.  In consideration of such rent reductions, we have issued five-year warrants to purchase our common stock to such landlords.  Each warrant is exercisable at 110% of the closing price of our common stock on the trading date prior to the date on which we received the executed rent relief agreement, and are issued only to accredited investors.  As of June 30, 2009, the aggregate number of shares underlying such warrants was 196,070 shares and the weighted average exercise price was $0.27 per share.

During the first quarter of 2009, we financed the equipment at two of our restaurants, aggregating approximately $2.0 million, under the terms and conditions of the equipment lease commitment we entered into with DHW in December 2007.  Of such financing, $1.0 million was the result of a sale-leaseback transaction with DHW for which we received cash proceeds

In March 2009, we entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing.  The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable in six equal monthly installments commencing on May 1, 2010 and due in full on October 1, 2010.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to our Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan to be funded by the end of May 2009, pursuant to an amendment to the agreement dated April 30, 2009.  We have entered into amendments with Harmony to extend the date for the balance of the funding to September 30, 2009.  Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $0.50 per share.  At June 30, 2009, we had not met the minimum consolidated revenue required.  Harmony has agreed to waive the consolidated revenue covenant requirement and agreed to defer the July 2009 interest payment until the maturity date of the loans.  In addition, we agreed to issue to the investors warrants for the purchase of an aggregate of 400,000 shares of common stock exercisable six months after date of issuance at a price of $0.25267 per share, or 110% of the closing price of our stock on March 30, 2009.  As of June 30, 2009, warrants to purchase an aggregate of 320,000 shares of common stock had been issued to such investors.

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

During the first six months of operations in 2009, we did not meet our internal budget primarily due to declining revenue.  In June 2009, we announced the hiring of MorrisAnderson in an effort to restructure our debt and leases.  If this effort is not successful or sufficient to restore our debt to a level necessary to allow us to be cash flow positive at our current level of revenue, we will be required to seek further funding for operations during 2009.  We would be required to raise such funds through the incurrence of indebtedness or public or private sales of equity securities, which may be dilutive to shareholders.  The amount of any such required funding would depend upon sales trends and our ability to generate positive cash flow.  We anticipate that we will need to raise additional funds for future expansion depending upon the level of expansion determined to be appropriate in later years as compared to our the cash flow.  If we are unable to restructure our debt and leases, if cash flow from operations upon a successful restructuring and other sources of liquidity are insufficient to fund expected capital needs, or if our needs are greater than anticipated, our business and results of operations could be materially and adversely affected.

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

Commitments

Capital Lease:

As of June 30, 2009, we had 24 capital lease agreements related to our restaurant properties.  Of these leases, one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026, seven in 2027, two in 2028 and one in 2029, all with renewable options for additional periods.  Twenty-two of these lease agreements originated with Dunham.  Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  At the inception of each of these leases, we evaluated the fair value of the land and building separately pursuant to the guidance in SFAS No. 13, Accounting for Leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.  In August 2009, we entered into amended lease agreements with certain of our landlords.  While the payment terms of the lease were changed in each amendment, in no case did the classification or accounting treatment of the lease change.  The resulting changes to future minimum lease payments are reflected in our summary of contractual obligations below.

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

As of June 30, 2009, DHW had purchased and leased to us equipment costing $16.0 million under the Equipment Lease we entered into with DHW, relating to the lease of furniture, fixtures and equipment for our restaurants.  Under the terms of the Equipment Lease Commitment, each five-year lease with DHW is for equipment costing approximately $1.0 million per restaurant and the annual interest rate on each lease ranges from 10.3% to 12.3%.  Payments due DHW have an annual interest rate equal to the DHW bank base rate plus 4.8%.  Principal payments on the amounts borrowed depend upon the repayment schedule specified by the banks that have provided the financing commitments to DHW.  We have the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. While Mr. Wagenheim owns a 20% membership interest in DHW and has agreed to personally guarantee 20% of DHW’s indebtedness to its lenders, he will not receive a guarantee fee or other payment in connection with this DHW financing.

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

In August 2009, we entered into an agreement to terminate the lease for a facility in Minneapolis, Minnesota which we used as a test kitchen.  This operating lease, which was to expire in October 2011, will terminate effective August 20, 2009.  Pursuant to the termination agreement, we are required to pay rent through August 2009 plus an additional $11,064, which is equivalent to three months of lease payments.

Personal Guaranties and Guarantee Fees:

One of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006.  The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period.  During the first half of 2009 and 2008, we recorded $33,576 and $49,731 of such compensation in general and administrative expense, respectively.  We paid no such compensation in the first half of 2009 and paid $30,000 of such compensation in the first half of 2008.

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

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements and the time frame within which payments on such obligations are due.  This table includes changes to lease commitments commencing after June 30, 2009 (see Note 13).  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Years Thereafter
Long-term debt, principal	$2,600,186	$160,520	$2,201,600	$8,880	$229,186
Interest on long-term debt	644,259	137,017	314,895	37,429	154,919
Capital lease obligations, including interest	135,432,814	5,376,766	20,421,321	22,265,453	87,369,274
Operating lease obligations, including interest	63,979,836	1,469,228	6,856,801	7,397,313	48,256,494
Loan guarantee	162,713	124,726	31,301	6,686	—
Total obligations	$202,819,808	$7,268,257	$29,825,917	$29,715,761	$136,009,873

Certain amounts do not sum due to rounding.

During the first six months of operations in 2009, we did not meet our internal budget primarily due to declining revenue.  If our effort to restructure our debt is not successful or sufficient to restore our debt to a level necessary to allow us to be cash flow positive at our current level of revenue, we will require further funding for operations during 2009.

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

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2013 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.   As of June 30, 2009, our future obligations under such contracts aggregated approximately $1.3 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1                  Legal Proceedings

None.

ITEM 1A               Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2008, filed with the Securities and Exchange Commission on March 19, 2009, with the exception of the following:

Our strategy of negotiating with our lessors to reduce or restructure rents under current leases may adversely affect our relationships with these lessors, could result in the cancellation of leases, and subject us to damages, which could materially adversely affect our business.  Since January 2009, we have engaged in discussions with our lessors in an effort to negotiate reduced rents and restructure leases to address the effects of the current economic conditions, which have resulted in lower revenues for our company and in the casual dining industry nationwide.  We have paid reduced rents in many cases as we continue to discuss new, reduced rent structures.  While payment of reduced rents is a short-term strategy that has produced some positive discussions and some agreements with lessors, we risk potential loss of restaurant locations, many of which are profitable to us on an operating unit level, if we are served with default notices and do not cure the related default(s).  We risk losing profitable locations if our cash flow does not permit us to cure defaults and we could be subject to damages in favor of lessors who may prevail in lawsuits following lease cancellations.  The amount of damages, if any, to which we could be exposed is uncertain and would depend upon provisions of leases and whether lessors are able to lease any former restaurant locations.  The loss of profitable locations and the incurrence of any related damages could materially adversely affect our business.

ITEM 2                  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                  Defaults upon Senior Securities

None.

ITEM 4                  Submission of Matters to a Vote of Security Holders

Our 2009 annual meeting of shareholders was held on June 23, 2009.  Two proposals were submitted for shareholder approval, which passed with voting results as follows:

(1)           Election of Directors:

	FOR	WITHHOLD
Steven J. Wagenheim	10,842,901	1,740,400
Arthur E. Pew III	10,773,432	1,809,869
James G. Gilbertson	10,809,296	1,774,005
Bruce H. Senske	10,862,997	1,720,304
Eugene E. McGowan	10,862,590	1,720,711

(2)           To ratify the appointment of Schechter, Dokken, Kanter, Andrews & Selcer Ltd. as our independent registered public accounting firm for the fiscal year ending December 29, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
11,766,062	806,948	10,291	0

ITEM 5                  Other Information

Item 1.01.  Entry into a Material Definitive Agreement

On August 10, 2009, Granite City Food & Brewery Ltd. (the “Company”) entered into an amendment to the bridge loan agreement dated March 30, 2009 with the investors therein (the “Amendment No. 4”) to extend the time period for the closing of the $200,000 balance on the loan to September 30, 2009.  The bridge loan provided for $1,000,000 of partially convertible debt financing to the Company, and was described in the Company’s Current Report on Form 8-K filed April 3, 2009, which is incorporated herein by reference.  The Company has closed on $800,000 of the debt.  The time period for the second closing was previously extended to the end of July 2009, as reported on the Company’s Current Report on Form 8-K filed June 4, 2009.

The amendment to the bridge loan agreement, which appears as Exhibit 10.4 to this report, is incorporated by reference herein.

ITEM 6                  Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date: August 14, 2009	By:	/s/ James G. Gilbertson
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

10.2

Amendment No. 2 to Bridge Loan Agreement by and between the Company, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on May 6, 2009 (File No. 000-29643)).

10.3

Amendment No. 3 to Bridge Loan Agreement by and between the Company, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated May 29, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2009 (File No. 000-29643)).

10.4	Amendment No. 4 to Bridge Loan Agreement by and between the Company, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated August 10, 2009.

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