Form 10-Q
period 2009-09-30
GRANITE CITY FOOD & BREWERY LTD
filed 2009-11-13
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1883639 (I.R.S. Employer Identification No.)

5402 Parkdale Drive, Suite 101

Minneapolis, Minnesota  55416

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

Yes ☐     No ☒

As of November 9, 2009, the issuer had outstanding 44,197,849 shares of common stock.

i

PART I	FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29,	December 30,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$547,160	$2,652,411
Inventory	914,956	773,468
Prepaids and other	625,391	473,343
Total current assets	2,087,507	3,899,222

Deferred transaction cost	938,164	—
Prepaid rent, net of current portion	318,256	456,644
Property and equipment, net	72,741,268	76,251,463
Intangible and other assets	1,306,247	1,503,336
Total assets	$77,391,442	$82,110,665

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$2,538,762	$2,000,812
Accrued expenses	5,264,768	5,962,487
Accrued exit or disposal activities, current portion	20,684	19,999
Deferred rent, current portion	900,366	203,062
Long-term debt, current portion	981,434	320,697
Capital lease obligations, current portion	4,836,705	3,201,829
Total current liabilities	14,542,719	11,708,886

Accrued exit or disposal activities, net of current portion	1,196,895	822,494
Deferred rent, net of current portion	3,106,421	2,817,593
Long-term debt, net of current portion	1,547,615	1,668,134
Capital lease obligations, net of current portion	61,134,302	62,616,992
Total liabilities	81,527,952	79,634,099

Shareholders’ (deficit) equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 16,197,849 shares issued and outstanding at September 29, 2009 and December 30, 2008	161,978	161,978
Additional paid-in capital	44,210,898	43,844,373
Accumulated (deficit) equity	(48,509,386)	(41,529,785)
Total shareholders’ (deficit) equity	(4,136,510)	2,476,566

Total liabilities and shareholders’ (deficit) equity	$77,391,442	$82,110,665

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen	Fourteen	Thirty-nine	Forty
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2009	2008	2009	2008

Restaurant revenues	$21,478,123	$25,483,423	$65,004,189	$74,601,745

Cost of sales:
Food, beverage and retail	5,982,592	7,580,660	17,864,596	22,705,868
Labor	7,578,646	9,117,270	22,805,179	27,767,400
Direct restaurant operating	3,261,449	3,817,757	9,619,339	10,913,287
Occupancy	1,670,941	1,472,968	4,814,456	4,637,939
Total cost of sales	18,493,628	21,988,655	55,103,570	66,024,494

Pre-opening	—	498,744	211,262	1,328,812
General and administrative	1,397,184	2,735,500	5,892,251	8,206,848
Depreciation and amortization	1,760,339	1,640,343	5,195,056	4,815,399
Exit or disposal activities	174,787	1,119,545	776,327	1,119,545
Other	8,278	53,768	58,686	105,138

Operating loss	(356,093)	(2,553,132)	(2,232,963)	(6,998,491)

Interest:
Income	79	3,231	1,687	28,477
Expense	(1,365,885)	(1,701,871)	(4,748,325)	(4,841,825)
Net interest expense	(1,365,806)	(1,698,640)	(4,746,638)	(4,813,348)

Net loss	$(1,721,899)	$(4,251,772)	$(6,979,601)	$(11,811,839)

Loss per common share, basic	$(0.11)	$(0.26)	$(0.43)	$(0.73)

Weighted average shares outstanding, basic	16,197,849	16,197,849	16,197,849	16,192,844

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine	Forty
	Weeks Ended	Weeks Ended
	September 29,	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,979,601)	$(11,811,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,107,214	4,779,634
Other amortization	87,842	35,765
Stock warrant/option expense	185,870	413,646
Loss on disposal of property and equipment	58,686	105,138
Loss on exit or disposal activities	375,085	986,613
Deferred rent	1,166,787	453,443
Changes in operating assets and liabilities:
Inventory	(141,488)	6,942
Prepaids and other	(108,679)	(791,240)
Accounts payable	489,424	(414,946)
Accrued expenses	(697,719)	(2,033,332)
Net cash used in operating activities	(456,579)	(8,270,176)

Cash flows from investing activities:
Purchase of:
Property and equipment	(427,730)	(2,862,173)
Intangible and other assets	(291,685)	(436,096)
Net cash used in investing activities	(719,415)	(3,298,269)

Cash flows from financing activities:
Payments on capital lease obligations	(1,531,310)	(1,276,329)
Proceeds from capital leases	1,000,000	8,000,000
Payments on long-term debt	(259,782)	(205,579)
Proceeds from long-term debt	800,000	—
Deferred transaction costs	(938,164)	—
Net proceeds from issuance of stock	—	29,066
Net cash provided by (used in) financing activities	(929,256)	6,547,158

Net decrease in cash	(2,105,251)	(5,021,287)
Cash and cash equivalents, beginning	2,652,411	7,076,835
Cash and cash equivalents, ending	$547,160	$2,055,548

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$2,938,266	$8,526,868
Property and equipment and intangibles purchased and included in accounts payable	$48,526	$1,271,883

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Thirty-nine weeks ended September 29, 2009 and September 30, 2008

1.              Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of September 29, 2009, the Company operated 26 restaurants in 11 states.  The Company also operates a centralized beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer.  The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

Principles of consolidation and basis of presentation

During the first nine months of operations in 2009, the Company did not meet its internal budget primarily due to declining revenue.  In June 2009, the Company announced the hiring of MorrisAnderson in an effort to restructure its debt and leases.  To conserve cash for operations, the Company has been reducing, delaying or withholding payments to its landlords during periods of negotiations with the landlords in order to satisfy operating obligations as necessary to avoid disruption of restaurant operations.  In October 2009, the Company completed a debt conversion transaction (the “Transaction”) with DHW Leasing, L.L.C. (“DHW”), its primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between the Company and DHW dated September 21, 2009.  In the Transaction, approximately $15 million of the Company’s indebtedness to DHW was converted into 28,000,000 shares of the Company’s common stock at a conversion price of approximately $0.54 per share.  As a result, DHW and affiliated parties beneficially own an aggregate of 64.8% of the Company’s common stock, which constituted a change in control of the Company.  In connection with the Transaction, the parties entered into a number of ancillary agreements which include, but are not limited to, lease amendments, deferred lease payments and an agreement to seek to obtain further rent reductions (Note 13).

The Company believes this restructuring has improved its balance sheet by reducing aggregate indebtedness and better positions the Company to operate its business.  The Company continues to review its capital needs and its ability to raise additional capital.  If the restructuring efforts do not enable the Company to have sufficient working capital due to a change in its business operations, further declining revenues or any other reason, the Company will be required to raise funds during 2009 through the incurrence of indebtedness or public or private sales of equity securities, which may be dilutive to shareholders and may or may not be available to the Company. The amount of any such required funding would depend upon sales trends and the Company’s ability to generate working capital.  If cash flow from operations are insufficient to fund expected capital needs, or if the Company’s needs are greater than anticipated and the Company is unable to obtain additional capital, its business and results of operations will be materially and adversely affected.

The Company’s ability to fund its operations in future periods will depend upon its future operating performance, and more broadly, achieving budgeted revenue, and on the availability of equity and debt financing, all of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond the Company’s control.  There can be no assurance that the Company will obtain financing on favorable terms or at all.  If the Company raises additional capital through the issuance and sale of equity securities, the securities may be issued at prices below the market price of its stock, and its shareholders may suffer significant dilution.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict the Company’s ability to operate and grow its business, and would cause it to incur additional interest expense and financing costs.

The Company’s condensed consolidated financial statements include the accounts and operations of the Company and its subsidiary corporation under which its Kansas locations are operated.  Fifty percent of the stock of the subsidiary corporation is owned by a resident of Kansas.  Granite City Restaurant Operations, Inc., a wholly-owned subsidiary of the Company, owns the remaining 50% of the stock of the subsidiary corporation.  The resident-owner of the stock of that entity has entered into a buy-sell agreement with the subsidiary corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the subsidiary corporation upon certain events, or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state.  The Company has entered into a master agreement with the subsidiary corporation that permits the operation of the restaurants and leases to the subsidiary corporation the Company’s property and facilities.  The subsidiary corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from such operations.  The Company has determined that the foregoing ownership structure will cause the subsidiary corporation to be treated as a variable interest entity in which the Company has a controlling financial interest for the purpose, pursuant the Financial Accounting Standards Board’s (“FASB”) accounting guidance on accounting for variable interest entities.  As such, the subsidiary corporation is consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in the subsidiary corporation.  Also included in the Company’s condensed consolidated financial statements are other wholly-owned subsidiaries.  All references to the Company in these notes to condensed consolidated financial statements relate to the consolidated entity, and all intercompany balances have been eliminated.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of its financial position as of September 29, 2009, and the results of operations for the interim periods ended September 29, 2009 and September 30, 2008, have been included.

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

The results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model.  Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it must be reduced for estimated or actual forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company used the following assumptions within the Black-Scholes option-pricing model for the first three quarters of 2009 and 2008:

	Thirty-nine Weeks Ended	Forty Weeks Ended
	September 29, 2009	September 30, 2008
Weighted average risk-free interest rate	2.25% - 3.80%	3.62% - 4.25%
Expected life of options	10 years	10 years
Expected stock volatility	66.30% - 95.95%	40.53% - 47.38%
Expected dividend yield	None	None

Net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the fiscal year.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses.  Calculations of the Company’s net loss per common share for the third quarter and first three quarters ended September 29, 2009 and September 30, 2008 are set forth in the following table:

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	September 29, 2009	September 28, 2008	September 29, 2009	September 28, 2008
Net loss	$(1,721,899)	$(4,251,772)	$(6,979,601)	$(11,811,839)
Loss per common share, basic	$(0.11)	$(0.26)	$(0.43)	$(0.73)
Weighted average shares outstanding, basic	16,197,849	16,197,849	16,197,849	16,192,844

Recent accounting literature

In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 29, 2009.

In June 2009, the FASB issued new accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”).  This guidance requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date.  For public entities, this is the date the financial statements are issued.  This guidance does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company.  This guidance is effective for interim or annual periods ending after June 15, 2009.  The Company adopted this guidance during the quarter ended June 30, 2009.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments.  This guidance requires disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods and is effective for all interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not impact the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock and the needed accounting and disclosure requirements.  This statement provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of earlier FASB guidance related to accounting for derivative instruments and hedging activities and accounting for derivative financial instruments indexed to, and potentially settled in a company’s own stock  This guidance is effective for fiscal years beginning after December 15, 2008 and did not impact the Company’s financial statements.

In April 2008, the FASB issued new accounting guidance related to the determination of the useful life of intangible assets.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under earlier FASB guidance related to goodwill and other intangible assets.  This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this guidance did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to business combinations.  This guidance will significantly change the accounting for business combinations and certain other transactions.  This guidance is to be applied prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of the first annual reporting period beginning on or after December 15, 2008.  The Company currently does not contemplate any business combinations or other transactions that will be subject to this guidance.

In December 2007, the FASB issued new accounting guidance related to noncontrolling interests in consolidated financial statements.  This guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Since the Company does not currently have any interests in subsidiaries or variable interest entities with noncontrolling interests, this guidance did not impact the Company’s consolidated financial statements.

2.              Fair value of financial instruments

At September 29, 2009 and December 30, 2008, the fair value of cash and accounts payable approximate their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Exit or disposal activities

Rogers, Arkansas

In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  Management believes the closure of this restaurant will allow the Company to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies and cash flow.  The Company is working to find a replacement tenant for the location, for which it is bound by a lease.  Such lease expires December 31, 2018 pursuant to an amendment entered into in October 2009 (Note 13).  Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of $57,681, costs incurred for early contract termination of $4,578 and costs to close and maintain the facility of $632,739.  Until the Company is able to find a replacement tenant, it will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance. In accordance with the FASB guidance on accounting for costs associated with exit or disposal activities, the Company recorded a non-cash lease termination liability of $852,146 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  During the third quarter of 2008, the Company recorded a non-cash impairment charge of $135,057 related to the write-off of the carrying value of the restaurant equipment at the Rogers location.  The amount of this write-off is equal to the difference between the net book value of the equipment and the expected future cash flows generated by leasing the equipment to a replacement tenant.  As of September 29, 2009, the annual lease payments for the Roger’s site were $405,000 and the ongoing costs to maintain the property were approximately $10,500 per month.  As of October 5, 2009, the date of the lease amendment, the Company’s future undiscounted cash payments under the terms of this lease were approximately $4.1 million.

Troy, Michigan

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with Dunham Capital Management, L.L.C. (“DCM”), DHW and Dunham Equity Management, L.L.C. (“DEM”) (collectively, the “Dunham Entities”), the Company will reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site (Note 9).  As of September 29, 2009, the carrying cost of the land approximated $16,000 per month.  Such expenses will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate.  The Company’s management has concluded that as of September 29, 2009, it is probable that the Company will need to reimburse DCM approximately $390,000 of such costs.   Pursuant to the FASB guidance on accounting for

contingencies, the Company has included $390,000 in “exit or disposal activities” on its condensed consolidated statements of operations and “accrued exit or disposal activities” on its balance sheet.

The costs related to the closing of the Rogers restaurant and the decision not to build the Troy restaurant aggregated approximately $776,327 in the first three quarters of 2009 and are reflected on the Company’s consolidated statements of operations as “exit or disposal activities”.   The following is a reconciliation of the beginning and ending balances of exit or disposal activities:

Accrued exit or disposal costs at December 30, 2008	$842,493
Costs incurred and charged to expense	791,241
Payments	(401,240)
Amortization of sublease liability	(14,915)
Accrued exit or disposal costs at September 29, 2009	$1,217,579

4.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at September 29, 2009 and December 30, 2008:

	September 29, 2009	December 30, 2008
Land	$18,000	$18,000
Buildings	55,209,120	54,991,656
Leasehold improvements	9,364,949	9,117,667
Equipment and furniture	33,567,034	31,877,053
Construction in progress*	—	642,579
	98,159,103	96,646,955
Less accumulated depreciation	(25,417,835)	(20,395,492)
	$72,741,268	$76,251,463

*                 Construction in progress includes the following approximate amounts for items yet to be placed in service:

	September 29, 2009	December 30, 2008
Leasehold improvements for future locations	$—	$187,400
Building and equipment at future locations	$—	$255,200
Equipment at current locations	$—	$199,900

Intangible and other assets

Intangible and other assets consisted of the following:

	September 29, 2009	December 30, 2008
Intangible assets:
Liquor licenses	$760,865	$760,865
Trademarks	144,812	140,141
Other:
Deferred loan costs	422,809	243,421
Security deposits	245,881	539,187
	1,574,367	1,683,614
Less accumulated amortization	(268,120)	(180,278)
	$1,306,247	$1,503,336

5.              Accrued expenses

Accrued expenses consisted of the following:

	September 29, 2009	December 30, 2008
Payroll and related	$1,135,341	$1,770,802
Deferred revenue from gift card sales	1,255,952	1,971,477
Sales taxes payable	599,886	619,377
Interest	846,826	568,777
Real estate taxes	1,006,909	536,290
Other	419,854	495,764
	$5,264,768	$5,962,487

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

	September 29, 2009	December 30, 2008
Difference between minimum rent and straight-line rent	$2,945,952	$2,633,912
Deferred rent payments	692,572	—
Contingent rent expected to exceed minimum rent	61,874	57,854
Tenant improvement allowance	306,389	328,889
	$4,006,787	$3,020,655

7.              Long-term debt

As of September 29, 2009, the Company had three long-term loans outstanding with First National Bank (“FNB”), an independent financial institution in Pierre, South Dakota, the proceeds of which it used to purchase assets at its Fargo, North Dakota; Des Moines and Davenport, Iowa restaurants.  These loans are secured by the tangible personal property and fixtures at the respective locations and are guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.

In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000.  The note was issued to secure the liquor license for the Company’s restaurant located in South Bend, Indiana.

On March 30, 2009, the Company entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing.  The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, “Harmony”).  The Company’s Chairman, Eugene E. McGowan, is a member of, and has a beneficial interest in, both of the Harmony funds.  The transaction was approved by the Company’s Audit Committee as a transaction with a related person. The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable in six equal monthly installments commencing on May 1, 2010 and due in full on October 1, 2010.  The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan originally to be funded by April 30, 2009.  The Company and Harmony have entered into several amendments to extend the date for the balance of the funding, which is now December 16, 2009 (see Note 13).  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to the Company’s Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  The Company’s Board of Directors has authorized it to borrow up to an aggregate of $3.0 million under the terms of the bridge loan agreement, which provides that the investors may, but are not obligated to, make additional loans on substantially the same terms and conditions, including a similar pledge of collateral related to either its St. Cloud, Minnesota, or Fargo, North Dakota restaurants.  The notes may be prepaid upon 30 days prior notice without premium or penalty.  The notes must also be paid if the Company receives $4.0 million or more of proceeds from the sale of equity securities or securities convertible into equity securities.  The notes must also be repaid in the event the Company defaults under the terms and conditions of the bridge loan, including the financial covenants set forth therein.  Such covenants include maintaining minimum operating income before interest, taxes, depreciation and amortization from the Sioux Falls, South Dakota restaurant operations, and minimum consolidated revenue of the Company, as provided in the bridge loan agreement.  Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $0.50 per share.  Harmony has agreed to defer the quarterly interest payments that were due July 1, 2009 and October 1, 2009 until the maturity date of the loans.

In addition, the Company agreed to issue to Harmony warrants for the purchase of an aggregate of 400,000 shares of common stock exercisable six months after date of issuance at a price of $0.25267 per share, or 110% of the closing price of the Company’s stock on March 30, 2009.  As of September 29, 2009, warrants to purchase an aggregate of 320,000 shares of common stock had been issued to such investors.  The notes and the warrants provide customary anti-dilution rights to the holders, including weighted average anti-dilution provisions for sales at less than the exercise or conversion prices thereof.  The Company has also agreed that if it proposes to issue new securities in excess of 1.0% of its outstanding shares prior to May 1, 2010, subject to the exceptions noted below, it will give the investors the right to purchase up to that portion of the new securities which equals the proportion of the number of securities purchasable upon conversion of notes and exercise of the warrants relative to the Company’s outstanding stock as of March 30, 2009.  The participation right is not applicable to certain categories of issuances, such as shares issuable pursuant to public offerings, mergers and acquisitions and options, warrants and other rights to purchase securities.  The Company has also granted the investors certain rights to require the Company to register common stock acquired by them upon conversion of the notes or exercise of the warrants under the Securities Act of 1933, as amended (the “Act”) on Form S-3, or include such shares in certain company registrations under the Act, at the expense of the Company.

The Company determined the fair value of the warrants issued in the first quarter of 2009 to be $43,299 using the Black Scholes pricing model assuming: (i) a weighted average risk-free interest rate of 1.72%, (ii) an expected warrant life of five years, (iii) expected stock volatility of 73.86% and (iv) no expected dividend yield.  Pursuant to the FASB guidance on accounting for convertible debt and debt issued with stock purchase warrants, the Company allocated the fair value of the warrants to paid-in capital and the remainder of the proceeds to long-term debt.  The value of these warrants is being expensed as additional interest over the term of the related loan.

As of September 29, 2009 and December 30, 2008, the balances, interest rates and maturity dates of our long-term debt were as follows:

	September 29, 2009	December 30, 2008
Des Moines (FNB)
Balance	$129,545	$226,802
Annual interest rate	5.5%	10.25%
Maturity date	27-Aug-10	27-Aug-10

Davenport (FNB)
Balance	$180,858	$272,081
Annual interest rate	10.25%	10.25%
Maturity date	6-Jan-11	6-Jan-11

Fargo (FNB)
Balance	$1,201,008	$1,239,948
Annual interest rate	8.75%	8.75%
Maturity date	15-Aug-11	15-Aug-11

South Bend (Liquor license)
Balance	$246,504	$250,000
Annual interest rate	8.00%	8.00%
Maturity date	30-Sep-23	30-Sep-23

Harmony (Bridge loan)
Balance	$771,134	$0
Annual interest rate	9.00%	N/A
Maturity date	1-Oct-10	N/A

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2009	$81,767
2010	1,066,112
2011	1,143,101
2012	4,263
2013	4,617
Thereafter	229,189
$2,529,049

8.              Capital leases

As of September 29, 2009, the Company operated 24 restaurants under capital lease agreements, of which one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026, seven in 2027, two in 2028 and one in 2029, all with renewable options for additional periods.  Twenty-two of these lease agreements originated with Donald A. Dunham, Jr. or one of the affiliated Dunham entities (collectively “the Dunham Landlords”).  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75%

or more of the expected life of the property.   As part of the Transaction entered into in October 2009, 17 of these leases were amended (see Note 13).  The amended terms were effective January 1, 2009, and in most cases the expiration date of the lease is December 31, 2018.  Applying the FASB guidance on accounting for leases, the Company has determined that a minimum of seven of the amended leases will qualify as operating leases, and a minimum of seven will remain capital leases.  The Company is awaiting additional information to evaluate the classification of the remaining three amended leases.

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

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with the Dunham Entities, the Company will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site (see Notes 3 and  9).

In August 2008, the Company ceased operations at its restaurant in Rogers, Arkansas (see Note 3).  However, the Company is currently bound by the terms of this lease agreement entered into under the terms specified in the development agreement with DCM as amended in October 2009.  Pursuant to an agreement with the Dunham Entities described in Note 9, the Company will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with this site.  The building portion of this lease is classified as a capital lease while the land portion is classified as an operating lease.

As of September 29, 2009, the Company had 20 capital lease agreements that it used to finance the equipment at its restaurants.  During the first quarter of 2009, the Company financed the equipment at two of those restaurants, aggregating approximately $2.0 million, under the terms and conditions of the equipment lease commitment the Company entered into with DHW in December 2007.  Of such financing, $1.0 million was the result of a sale-leaseback transaction with DHW for which the Company received cash proceeds.  This sale-leaseback transaction met one or more criteria for treatment as a capital lease pursuant to the FASB guidance on accounting for leases.  Because the Company retained substantially all the benefits and risks incident to the ownership of the property sold, the Company considered this sale-leaseback transaction merely a financing pursuant to the FASB guidance on accounting for sales with leasebacks.  As such, the Company did not recognize any gain or loss on the transaction and included it as a financing activity on its condensed consolidated statement of cash flows.  As part of the Transaction entered into in October 2009, the aggregate balance remaining on 16 of these leases of approximately $15 million was extinguished through the issuance of 28,000,000 shares of our common stock (Note 13).

In February 2009 and again in August 2009, the Company entered into amendments to the three lease schedules of its master lease agreement with Carlton Financial Corporation (“Carlton”) reducing the monthly payments and extending the terms of the lease schedules by approximately two years.  Pursuant to the amendments, the Company may purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment.  Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors, was required to personally guarantee payments to be made to Carlton under the lease financing and the Company’s board of directors agreed to compensate him for such guarantee.

Included in property and equipment as of September 29, 2009 are the following assets held under capital leases:

	September 29, 2009	December 30, 2008
Land	$18,000	$18,000
Building	55,289,864	54,991,656
Equipment and leasehold improvements	19,820,483	17,588,649
	75,128,347	72,598,305
Less accumulated depreciation	(16,035,503)	(9,600,913)
	$59,092,844	$62,997,392

Minimum future lease payments under all capital and operating leases are as follows:

	Capital	Operating
Year ending:	Leases	Leases
2009	$1,384,800	$1,414,155
2010	4,636,861	4,302,401
2011	5,090,024	5,316,130
2012	4,727,254	5,286,371
2013	4,701,598	5,428,790
Thereafter	46,454,646	38,935,063
Total minimum lease payments	66,995,183	$60,682,909
Less amount representing interest	(31,877,450)
Present value of net minimum lease payments	35,117,733
Less current portion	(1,507,196)
Long-term portion of obligations	$33,610,537

The foregoing table includes changes to lease commitments commencing after September 29, 2009 (Note 13).  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

9.              Commitments and contingencies

Rent Reductions

In February 2009, the Company entered into a master agreement with the Dunham Entities to provide rent or other cash flow reductions to the Company in the amount of $2.5 million for calendar year 2009 and $1.5 million for calendar year 2010 (the “Master Agreement”).  The Master Agreement provides that the DCM will amend and restate applicable leases and subleases with the Company to reflect negotiated rent reductions.  As a part of the Master Agreement, DCM has agreed to amend its building leases with the Company that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.  As part of the Transaction entered into in October 2009, the Dunham Landlords amended their building leases (Note 13).  The amended terms were effective January 1, 2009, and in most cases the expiration date of the lease is December 31, 2018.  The Company has determined that a minimum of seven of the amended leases will qualify as operating leases pursuant to the FASB guidance on accounting for leases, and a minimum of seven will remain capital leases.  The Company is awaiting additional information to evaluate the classification of the remaining three amended leases.  As a result of these amendments, the Company will remove a minimum of $14 million of assets and $16 million of liabilities from its balance sheet.  The resulting gain will be recognized over the life of the amended leases.  Additionally, the Company agreed to reimburse DCM for any out-of-pocket costs that DCM incurs due to the closing of the Rogers, Arkansas location and the decision not to build on the Troy, Michigan site, reduced by net sales proceeds from the sale of any real estate or lease income associated with such sites.  Reimbursement of costs related to these sites will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate.  Such reimbursement includes the carrying cost of the related land until its disposal.

In consideration of the agreements DCM provided in the Master Agreement, the Company issued to the Dunham Entities a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.264 per share, representing 110% of the closing price of the Company’s common stock on the trading date prior to the date of signing the Master Agreement.  The value of these warrants of $136,495 is being amortized over a ten-year period, which is the anticipated term of the underlying lease agreements once they are revised.

The Company subsequently entered into agreements with certain other of its landlords for rent reductions.  Such rent reductions are deemed to be part of the above-referenced $4.0 million of rent reductions.  In consideration of such rent reductions, the Company has issued five-year warrants to purchase the Company’s common stock to such landlords.  As of September 29, 2009, the aggregate number of shares underlying such warrants was 196,070 and the weighted average exercise price was $0.27 per share.  The value of these warrants of $27,376 is being amortized over the underlying lease terms.

The Company measured and recognized the value of the warrants issued to the Dunham Entities and certain of its other landlords referenced above under the fair value method.  The fair value of the warrants at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: (i) a weighted average risk-free interest rate of 1.79% - 1.99%, (ii) an expected warrant life of five years, (iii) expected stock volatility of 70.24% - 73.90% and (iv) no expected dividend yield.

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of November 13, 2009, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

10.       Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   As of September 29, 2009, options to purchase 32,500 shares of common stock were outstanding under the plan, which expired July 28, 2007.  All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

As of September 29, 2009, options to purchase 210,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan (“DSOP”), which expired July 29, 2007.  All such options are fully vested and exercisable for five years from the date of grant.  On May 2, 2007, the Company’s board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 15,000 shares of common stock per year, exercisable for a period of ten years, should be made to each non-employee director on the anniversary of his election to the board under the 2002 Equity Incentive Plan.

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of September 29, 2009 was 2,729,743, of which 508,909 shares remained available for future issuance and options to purchase 2,145,134 shares were outstanding.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of September 29, 2009 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 25, 2007	2,272,800	$4.10	6.7 years

Granted	615,000	$1.92	8.4 years
Exercised	(15,000)	2.27
Forfeited	(684,666)	3.76
Outstanding at December 30, 2008	2,188,134	$3.60	6.2 years

Granted	721,500	0.21	9.3 years
Exercised	—	—
Forfeited	(477,000)	2.66
Outstanding at September 29, 2009	2,432,634	$2.74	6.7 years	$189,302

Options exercisable at December 30, 2008	1,266,141	$3.93	4.9 years
Options exercisable at September 29, 2009	1,170,804	$3.93	5.0 years	$—

Weighted-average fair value of options granted during 2009	$0.17

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on September 29, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2009.    As of September 29, 2009, there was approximately $182,230 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $52,629 is expected to be recognized during the remainder of fiscal year 2009, $82,168 in fiscal year 2010, $36,777 in fiscal year 2011, $10,193 in fiscal year 2012 and $463 in fiscal year 2013.

The following table summarizes information about stock options outstanding at September 29, 2009:

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.00 - $1.00	731,500	9.3 years	$0.27	4,000	$0.90
$1.01 - $2.00	153,000	7.6 years	$1.71	79,500	$1.66
$2.01 - $3.00	333,000	6.7 years	$2.31	145,833	$2.44
$3.01 - $4.00	378,000	5.4 years	$3.67	328,000	$3.69
$4.01 - $5.00	497,800	5.4 years	$4.37	447,800	$4.39
$5.01 - $6.00	239,334	2.4 years	$5.22	99,004	$5.27
$6.01 - $7.00	100,000	7.5 years	$6.20	66,667	$6.20
Total	2,432,634	6.7 years	$2.74	1,170,804	$3.93

11.       Common stock warrants

In September 2004, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $8.5 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 1,045,844 shares of common stock at an exercise price of $5.00 per share.  The Company had the ability to call for the mandatory exercise of such warrants if certain conditions were met.  As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 130,730 shares of common stock at an exercise price of $5.00 per share.  Such warrant agreements with the investors and placement agents for this transaction contained certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants, at an exercise price less than the thresholds set forth in the security purchase agreement, to certain of the Company’s landlords and Harmony (see Notes 7 and 9).  The exercise price of each existing warrant was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to the issuance of warrants to the landlords and Harmony, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the closing price of our common stock on the initial closing date of this securities purchase agreement, and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued.  As a result of these adjustments, the number of shares purchasable under these warrants at September 29, 2009 was 1,215,469 and the exercise price was $4.84 per share.  As of September 29, 2009, warrants to purchase an aggregate of 275,374 shares expired unexercised.  As a result of the issuance of common stock in October 2009 as part of the Transaction, further anti-dilution adjustments were required.  The resulting number of shares purchasable under these warrants became approximately 2,106,509 and the exercise price became $2.16 per share.  All of these warrants expired unexercised on November 4, 2009.

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 221,762 shares of common stock at an exercise price of $6.50 per share to such investors and five-year warrants for the purchase of 55,436 shares of common stock at an exercise price of $6.50 to the Company’s placement agent. Such warrant agreements with the investors and placement agents for this transaction contain certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants, at an exercise price less than the thresholds set forth in the security purchase agreement, to certain of the Company’s landlords and Harmony (see Notes 7 and 9).  The exercise price of each existing warrant was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to the issuance of warrants to the landlords and Harmony, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the closing price of our common stock on the closing date of this securities purchase agreement, and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued.  As a result of these adjustments, the number of shares purchasable under these warrants at September 29, 2009 was 289,211 and the exercise price was $6.23 per share.  As of September 29, 2009, none of such warrants had been exercised. As a result of the issuance of common stock in October 2009 as part of the Transaction, further anti-dilution adjustments were required.  The resulting number of shares purchasable under these warrants is approximately 666,037 and the exercise price is $2.71 per share.

In consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The aggregate number of shares underlying such warrants was 1,206,195 shares and the weighted average exercise price was $0.2668 per share.  Pursuant to the provisions of such agreements, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants, at an exercise price less than the exercise price of the landlord warrants, to Harmony (see Note 7).  The exercise price of each warrant issued prior to the issuance of the Harmony warrants was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to the issuance of warrants to Harmony, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the warrant exercise price in effect immediately prior to such issuance, and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued.  As a result of these adjustments, the number of shares purchasable under these warrants at September 29, 2009 was 1,207,165 and the weighted average exercise price was $0.2666 per share.  As of September 29, 2009, none of such warrants had been exercised.

Pursuant to the bridge loan agreement entered into in March 2009 with a group of accredited investors, the Company issued to the investors warrants for the purchase of an aggregate of 320,000 shares of common stock at a price of $0.25267 per share.  Such warrants became exercisable September 30, 2009.

As of September 29, 2009, warrants for the purchase of an aggregate of 2,730,712 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $2.47 per share.

12.       Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The Plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  Beginning in fiscal year 2009, the Company elected to match 10% of such contributions up to 6% of the participant’s compensation.  As of September 29, 2009, the Company had contributed $9,512 in aggregate under the plan.  The Company expects to contribute an additional $3,200 under the plan in fiscal year 2009.

13.       Subsequent events

Closing of DHW transaction

On October 5, 2009, the Company completed the Transaction with DHW, its primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between the Company and DHW dated September 21, 2009.  In the Transaction, approximately $15 million of the Company’s indebtedness to DHW was converted into 28,000,000 shares of the Company’s common stock at a conversion price of approximately $0.54 per share.  The Company obtained a waiver under the financial viability exception from NASDAQ to its shareholder approval requirements, so the Transaction was not subject to approval by the Company’s shareholders.  The Transaction was approved by a special committee of the Company’s independent directors, by its Board of Directors, and by its audit committee under the Company’s related person transaction policy.  As a result, DHW and affiliated parties beneficially own an aggregate of 64.8% of the Company’s common stock, which constituted a change in control of the Company.  Because of this change in control, the Company’s use of federal net operating loss carryforwards to offset future taxable income will be limited.

During the first year following closing, if the average bid price of the Company’s common stock for any period of 20 consecutive trading days equals or exceeds $0.714, the Company will have the right, exercisable on a one-time basis, to repurchase for $.001 per share an amount of the shares issued to DHW in the Transaction as would enable DHW to retain such issued shares having a market value of $20.0 million following such repurchase.  The right may be triggered multiple times during the year, but may only be exercised once.  If the Company were to exercise this right, such exercise would be considered an equity transaction reported as a reduction of shareholders’ equity pursuant to the FASB accounting guidance on equity instruments.

In connection with the closing of the Transaction, the parties entered into a number of ancillary agreements. Amendment No. 1 to the Master Agreement between the Dunham Entities and the Company amends the

Master Agreement entered into in February 2009 by such parties.  Under the amendment, the parties agreed to provide the agreed-upon rent reductions in 2009 and agreed to use reasonable commercial efforts to seek rent reductions on real estate leases of up to $1.7 million on leases for properties controlled by the Dunham Landlords and properties not controlled by the Dunham Landlords, compared to $1.5 million under the original Master Agreement.

In connection with the Transaction, a Master Amendment to Leases was entered into by and among the Company and the Dunham Landlords.  Under the Master Amendment to Leases, the Dunham Landlords agreed to a limited deferral of 30% of the rent due under lease agreements between the Company and the Dunham Landlords. In addition, for all rent payments due on or after June 1, 2009 under restaurant leases with the Dunham Landlords, rent has been deferred for one month.  The deferred rents must be repaid upon the first to occur of (a) the Company completing a debt or equity financing in the amount of $2,000,000 or (b) upon the first anniversary of closing.  The Company anticipates that the monthly accrued and deferred rent will be approximately $75,000 per month commencing June 2009.  In addition, the Dunham Landlords waived any defaults or events of default existing under the leases as of the closing date.

In connection with the Transaction, the Company and three of its executive officers, Steven J. Wagenheim, James G. Gilbertson and Darius H. Gilanfar, entered into amendments to their existing employment agreements which provide that each will have employment for a term of one year following the closing of the Transaction, and will be entitled to severance benefits that include one year of base compensation if employment is terminated without cause, in addition to the balance of the one-year term, if terminated prior to the end of such term. The employment agreements are automatically extended for one-year terms unless either the Company or the executive gives at least 60 days’ notice to the other of an intent not to extend.  In addition, Mr. Wagenheim’s employment agreement was amended to reduce his severance benefit from 18 months to 12 months.

In connection with the Transaction the Company also entered into an amendment to the bridge loan agreement with Harmony which defers the October 1, 2009 interest payment, modifies the minimum net consolidated revenue covenant for the quarters ending September 29, 2009 and December 29, 2009, and waives any participation rights in the Transaction.

The parties also entered into a Registration Rights Agreement under which the Company granted DHW certain registration rights with respect to the shares that DHW received in the Transaction.  Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering 4,666,666 of DHW’s shares within 90 days of the closing date, and agreed, upon request by DHW and if DHW has sold the shares previously registered, to file registration statements covering 4,666,666 additional shares each six months thereafter.  Under the Registration Rights Agreement, the Company is not obligated to file (a) more than six registration statements; (b) registration statements more frequently than every six months; or (c) any registration statement more than three years after the closing date.

The following presents the Company’s unaudited balance sheet as of September 29, 2009 as if the issuance of stock to retire debt and the amendments to the property leases had occurred on that date.  The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable.  The unaudited pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had these transactions actually occurred on the date presented or to project the Company’s results of operations or financial position for any future period.  The information set forth below should be read in conjunction with the following reports filed with the Securities and Exchange Commission:  the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2008, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009:

GRANITE CITY FOOD & BREWERY LTD.

UNAUDITED PRO FORMA BALANCE SHEET

	Actual			Pro forma
	September 29,	Pro forma		September 29,
	2009	Adjustments		2009
ASSETS:
Current assets:
Cash and cash equivalents	$547,160			$547,160
Inventory	914,956			914,956
Prepaids and other	625,391			625,391
Total current assets	2,087,507			2,087,507

Deferred transaction cost	938,164	(938,164	)(1)	—
Prepaid rent, net of current portion	318,256			318,256
Property and equipment, net	72,741,268	(14,303,794	)(2)	58,437,474
Intangible and other assets	1,306,247	(40,931	)(3)	1,265,316
Total assets	$77,391,442			$62,108,553

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$2,538,762			$2,538,762
Accrued expenses	5,264,768			5,264,768
Accrued exit or disposal activities, current portion	20,684			20,684
Deferred rent, current portion	900,366			900,366
Deferred gain, current portion	—	180,498	(4)	180,498
Long-term debt, current portion	981,434			981,434
Capital lease obligations, current portion	4,836,705	(3,972,375	)(5)	864,330
Total current liabilities	14,542,719			10,750,842

Accrued exit or disposal activities, net of current portion	1,196,895			1,196,895
Deferred rent, net of current portion	3,106,421			3,106,421
Deferred gain, net of current portion	—	1,624,478	(6)	1,624,478
Long-term debt, net of current portion	1,547,615			1,547,615
Capital lease obligations, net of current portion	61,134,302	(27,523,765	)(7)	33,610,537
Total liabilities	81,527,952			51,836,788

Shareholders’ (deficit) equity:
Common stock	161,978	280,000	(8)	441,978
Additional paid-in capital	44,210,898	14,194,391	(9)	58,405,289
Accumulated (deficit) equity	(48,509,386)	(66,116	)(10)	(48,575,502)
Total shareholders’ (deficit) equity	(4,136,510)			10,271,765

Total liabilities and shareholders’ (deficit) equity	$77,391,442			$62,108,553

1)              Adjustment reflects the expenses of the Transaction.

2)              Adjustment reflects the removal of assets pursuant to the conversion of seven capital leases to operating leases.

3)              Adjustment reflects the deferred loan costs related to the DHW capital leases.

4)              Adjustment reflects the current portion of the gain realized pursuant to the conversion of six capital leases to operating leases which will be recognized over the new lease terms.

5)              Adjustments reflect the current portion of the capital lease liability extinguished through the issuance of common stock to DHW of $2,990,941 and the current portion of the capital lease liability adjusted pursuant to the conversion of seven capital leases to operating leases of $981,434.

6)              Adjustment reflects the gain, net of current portion, realized pursuant to the conversion of six capital leases to operating leases.

7)              Adjustments reflect the capital lease liability, net of current portion, extinguished through the issuance of common stock to DHW of $12,462,545 and the capital lease liability, net of current portion, adjusted pursuant to the conversion of seven capital leases to operating leases of $15,061,220.

8)              Adjustment reflects the $0.01 per share par value of the common stock issued to extinguish capital lease obligations.

9)              Adjustments reflect the $0.53 per share in excess of par value of the common stock issued to extinguish capital lease obligations of $14,840,000, the expense of the transaction of $938,164 and the write-off of deferred loan costs of $40,931 related to the DHW capital leases.

10)        Adjustment reflects the loss recognized pursuant to the conversion of one capital lease to an operating lease.

If the Transaction had occurred at the beginning of the Company’s fiscal year, basic loss per share would have been $0.13 for the thirty-nine weeks ended September 29, 2009 with weighted average shares outstanding of 44,197,849.  Had the transaction occurred at the beginning of the Company’s 2008 fiscal year, basic loss per share would have been $0.24 for fiscal year 2008 with weighted average shares outstanding of 44,194,031.

Harmony Bridge Loan

Effective October 31, 2009, the Company entered into an amendment to the bridge loan agreement dated March 30, 2009 with Harmony to extend the time period for the closing of the $200,000 balance on the loan to December 16, 2009.  The bridge loan provided for $1,000,000 of partially convertible debt financing to the Company.  The Company has closed on $800,000 of the debt.  The time period for the second closing was most recently extended to October 31, 2009, as reported on the Company’s Current Report on Form 8-K filed October 6, 2009.

The Company evaluated for subsequent events through November 13, 2009, the issuance date of the Company’s financial statements.

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2009, the “Risk Factors” section of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009, and the “Risk Factors” section of this document, for additional factors known to us that may cause actual results to vary.

Overview

We are a Modern American upscale casual restaurant chain. As of September 29, 2009, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant in operation and the month and year of its opening appear in the following chart:

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

In August 2008, we ceased operations at our restaurant in Rogers, Arkansas.  However, we are currently bound by the terms of the lease agreement which expires in 2018 under the terms specified in the development agreement with Dunham Capital Management, L.L.C. (“DCM”).

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

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  Beginning in 2007, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  As guest traffic decreases, lower sales result in decreased leverage that leads to declines in operating margins.  To offset the negative impact of decreased leverage in a declining sales environment while protecting our guests’ dining experience, we have undertaken a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and most recently, our property and equipment rent.  We have also begun implementing marketing initiatives designed to increase brand awareness and help drive guest traffic.

In October 2009, we completed a debt conversion transaction (the “Transaction”) with DHW Leasing, L.L.C. (“DHW”), our primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between our company and DHW dated September 21, 2009.  In the Transaction, approximately $15 million of our indebtedness to DHW was converted into 28,000,000 shares of our company’s common stock at a conversion price of approximately $0.54 per share.  As a result, DHW and affiliated parties beneficially own an aggregate of 64.8% of our common stock, which constituted a change in control of our company.  In connection with the closing of the Transaction, the parties entered into a number of ancillary agreements which include, but are not limited to, lease amendments, deferred lease payments and an agreement to seek to obtain further rent reductions (see “Subsequent Events”, Note 13 to our condensed consolidated financial statements).

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  Fiscal year 2008 had 53 weeks while fiscal year 2009 has 52 weeks.  The additional week was included in the third quarter of 2008.

The thirteen and thirty-nine weeks ended September 29, 2009 included 338 and 1,008 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.   The fourteen and forty weeks ended September 30, 2008 included 353 and 988 operating weeks, respectively.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the third quarter and first three quarters ended September 29, 2009 and September 30, 2008:

	Thirteen	Fourteen	Thirty-nine	Forty
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2009	2008	2009	2008

Restaurant revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.9	29.7	27.5	30.4
Labor	35.3	35.8	35.1	37.2
Direct restaurant operating	15.2	15.0	14.8	14.6
Occupancy	7.8	5.8	7.4	6.2
Total cost of sales	86.1	86.3	84.8	88.5

Pre-opening	—	2.0	0.3	1.8
General and administrative	6.5	10.7	9.1	11.0
Depreciation and amortization	8.2	6.4	8.0	6.5
Exit or disposal activities	0.8	4.4	1.2	1.5
Other	0.0	0.2	0.1	0.1

Operating loss	(1.7)	(10.0)	(3.4)	(9.4)

Interest:
Income	0.0	0.0	0.0	0.0
Expense	(6.4)	(6.7)	(7.3)	(6.5)
Net interest expense	(6.4)	(6.7)	(7.3)	(6.5)

Net loss	(8.0)%	(16.7)%	(10.7)%	(15.8)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009.

Results of operations for the thirteen and thirty-nine weeks ended September 29, 2009 and the fourteen and forty weeks ended September 30, 2008

Revenue

We generated $21,478,123 and $25,483,423 of revenue during the third quarter of 2009 and 2008, respectively.  The decrease in revenue of 15.7% for the third quarter of 2009 compared to 2008 was the result of a decrease in guest traffic of approximately 2.9% and 15 fewer operating weeks.  The third quarter of 2009 included 338 restaurant operating weeks while the same period in 2008 included 353 operating weeks.  Throughout 2009 and particularly in the third quarter, we began a heavy discounting and marketing program to drive guest traffic back into the restaurants.  Although the discounting further reduced our average check and lowered revenues, we believe our guest traffic trend is improving.  Comparable restaurant revenue, which included restaurants in operation over 18 months, decreased 18.9% from the third quarter of 2008 to the third quarter of 2009 was due in part to fewer operating weeks and to a decrease in guest traffic of approximately 6.4%, which we believe was caused primarily by the macroeconomic factors affecting the restaurant industry in general.  Average weekly revenue per comparable restaurant decreased $9,532 from $75,254 in the third quarter of 2008 to $65,722 in the third quarter of 2009.

During the first three quarters of fiscal years 2009 and 2008, we generated revenue of $65,004,189 and $74,601,745, respectively.  The 12.9% decrease in revenue in the first three quarters of 2009 was primarily the result of a decrease in guest traffic of approximately 7.2%, offset in part by 20 additional operating weeks.  The first three quarters of 2009 included 1,008 restaurant operating weeks while the same period in 2008 included 988 operating weeks.  Comparable restaurant revenue, which included restaurants in operation over 18 months, decreased 15.1% from the first three quarters of 2008 to the first three quarters of 2009 primarily due to a decrease in guest traffic of approximately 9.2%.

We expect that restaurant revenue will vary from quarter to quarter.  We anticipate continued seasonal fluctuations in restaurant revenue due in part to increased outdoor seating and generally favorable weather conditions at many of our locations during the summer months.  Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of new restaurant openings to cause fluctuations in restaurant revenue.  Additionally, other factors outside of our control, such as inclement weather, timing of holidays, consumer confidence in the economy and changes in consumer preferences may affect our future revenue.  We believe that the decreased consumer confidence that has negatively impacted the restaurant industry as a whole beginning in 2007 has continued through at least the third quarter of 2009.  Overall industry trends have been slightly worse in the third quarter of 2009 compared to 2008.

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 1.8% to 27.9% in the third quarter of 2009 from 29.7% in the third quarter of 2008.  Such costs decreased 2.9% as a percentage of revenue to 27.5% in the first three quarters of 2009 from 30.4% in the first three quarters of 2008.  Pricing negotiations with our suppliers, a menu price increase of approximately 4.0% in March 2008 and improved oversight of inventory and kitchen management contributed to this decrease.

Due to the number of restaurants we now operate throughout the Midwest, we were able to contract for many of the food commodities we use in our restaurants for periods up to one year.  Based on several new contracts entered into in the later part of 2008, we believe we will be able to maintain or further reduce our food and beverage costs as a percentage of revenue throughout 2009 by reducing our exposure to commodity price increases.  We do, however, expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for which we do not have contracted pricing, fluctuation within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  We expect food and beverage costs at our newer restaurants to be higher initially due to inefficiencies that are part of the start-up process of a new restaurant.  Additionally, with future expansion, we believe our brewing process will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall profitability.

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

Our labor costs, as a percentage of revenue, decreased 0.5% to 35.3% in the third quarter of 2009 from 35.8% in the third quarter of 2008.  Such costs decreased 2.1% as a percentage of revenue to 35.1% in the first three quarters of 2009 from 37.2% in the first three quarters of 2008.  As our new restaurants began to stabilize and we trained new managers on a number of operational metrics and initiatives focused on manager accountability and internal development of restaurant-level staff, we were able to reduce labor costs as a percentage of revenue.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expense as a percentage of revenue increased 0.2% to 15.2% in the third quarter of 2009 from 15.0% in the third quarter of 2008.  Such costs increased 0.2% as a percentage of revenue to 14.8% in the first three quarters of 2009 from 14.6% in the first three quarters of 2008.  We began to use outside media advertising more aggressively in the first three quarters of 2009, which was the primary reason for the increase in direct operating costs.  While such increases as a percentage of revenue were due in part to a smaller revenue base, increases in repair and maintenance, consulting and marketing were offset, in part, by the decrease in utilities and the reduced cost of certain supplies.

We continue to seek ways to reduce our direct operating costs going forward by continuing to renegotiate pricing on various aspects of these costs.  While we started seeing the effects of previously renegotiated operating items in late 2008, we believe we will see the full benefit of the resulting cost reductions throughout 2009.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 2.0% as a percentage of revenue to 7.8% in the third quarter of 2009 from 5.8% in the third quarter of 2008.  Such costs increased 1.2% as a percentage of revenue to 7.4% in the first three quarters of 2009 from 6.2% in the first three quarters of 2008, due primarily to a smaller revenue base.  Included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term.  As such, occupancy costs included non-cash rent expense of $475,074 and $194,841 in the first three quarters of 2009 and 2008, respectively.  The $280,233 increase in non-cash rent expense was due primarily to the rent reductions provided by Donald A. Dunham, Jr. or one of the affiliated Dunham entities (collectively “the Dunham Landlords”) and certain of our other landlords.  Our occupancy cost will change as a result of the lease amendments entered into in October 2009 as part of the Transaction. We expect our occupancy cost to increase and interest expense to decrease as a result of converting a number of our leases from capital to operating leases.

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

Pre-opening costs decreased $1,117,550 to $211,262 in the first three quarters of 2009 from $1,328,812 in the first three quarters of 2008.  Included in such expense in the first three quarters of 2009 were expenses related to the opening of our restaurant in Indianapolis, Indiana.  Pre-opening expenses incurred in the first three quarters of 2008 were related primarily to the restaurants we opened in St. Louis, Missouri; Ft. Wayne, Indiana; and Toledo, Ohio.

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

General and administrative expense decreased $1,338,316 to $1,397,184 in the third quarter of 2009 from $2,735,500 in the third quarter of 2008.  Such expenses decreased $2,314,597 to $5,892,251 in the first three quarters of 2009 from $8,206,848 in the first three quarters of 2008.  As a percentage of revenue, general and administrative expenses decreased 4.2% in the third quarter of 2009 and 1.9% in the first three quarters of 2009 over the respective periods in 2008.  The primary sources of such decreases were expenses related to recruiting, relocation, training and consulting costs, compensation and travel expense.  Such decreases were offset in part by increased consulting and professional fees as well as marketing expense.  Non-cash stock based compensation included in general and administrative expense was $114,971 and $337,367 in the first three quarters of 2009 and 2008, respectively.  In the third quarter of 2009, we reclassed approximately $501,000 in transaction costs incurred in the first half of 2009 from general and administrative expense to deferred transaction cost, due to the closing of the Transaction in October 2009.

We continue to seek ways to reduce our general and administrative expenses by continuing to renegotiate pricing with our vendors.  While we started seeing the effects of previously renegotiated general and administrative costs, we will closely monitor and attempt to further reduce these expenses while seeking to preserve an infrastructure that remains suitable for our current operations and future expansion.  Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios for the remainder of 2009 to return to levels more consistent with the industry, allowing us to reduce our costs.  To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses.  We believe our general and administrative expense and our general and administrative expense as a percentage of revenue will decrease throughout 2009.

Depreciation and amortization

Depreciation and amortization expense increased $119,996 to $1,760,339 in the third quarter of 2009 from $1,640,343 in the third quarter of 2008.  Such expense increased $379,657 to $5,195,056 in the first three quarters of 2009 from $4,815,399 in the first three quarters of 2008, due principally to the additional depreciation related to new restaurants.  As a percentage of revenue, depreciation expense increased 1.5% to 8.0% in the first three quarters of 2009 from 6.5% in the first three quarters of 2008, due in part to a smaller revenue base.

Exit or disposal activities

In August 2008, we closed our Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  We believe the closure of this restaurant will allow management to focus its capital and personnel resources on our other restaurants in order to increase future operating efficiencies and cash flow.  We are working to find a replacement tenant for the location, for which we are bound by a lease.  Such lease expires December 31, 2018 pursuant to an amendment entered into in October 2009 (see “Closing of the DHW Transaction” below).  Costs incurred in the third quarter and first three quarters of 2009 in connection with this closure include costs to maintain the facility of approximately $131,814 and $401,241, respectively.  We will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance until we are able to find a replacement tenant. We recorded a non-cash lease termination liability of $852,146 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  During the first three quarters of 2009, amortization of this sublease liability offset exit or disposal activities expense by $14,915.   All costs related to the closing of the Rogers restaurant, including lease payments, are reflected in our statements of operations as “exit or disposal activities”.  As of September 29, 2009, our annual lease payments for the Rogers site were $405,000 and our ongoing costs to maintain the property were approximately $10,500 per month.  As of October 5, 2009, the date of the lease amendment, our undiscounted cash payments under the terms of the lease were approximately $4.1 million.

As part of the Master Agreement we entered into with the Dunham Entities in February 2009, we agreed to reimburse DCM for any out-of-pocket expenses incurred, reduced by net proceeds from the sale of the real estate or lease income associated with the Rogers, Arkansas site and the site at Troy, Michigan upon which we decided not build a restaurant.  We have concluded that as of September 29, 2009, it is probable we will need to reimburse DCM approximately $390,000 of such costs related to the Troy, Michigan site and have included such costs in “exit or disposal activities” on our statement of operations for the first three quarter of 2009.  As of September 29, 2009, the carrying cost of the land approximated $16,000 per month.  Reimbursement of costs related to these sites, including the carrying cost of the related land, will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate.  The actual amount due DCM could fluctuate due to changes in the economy.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense decreased $335,986 to $1,365,885 in the third quarter of 2009 from $1,701,871 in the third quarter of 2008.  Such expense decreased $93,500 to $4,748,325 in the first three quarters of 2009 from $4,841,825 in the first three quarters of 2008 due to capital lease reductions from our landlords and equipment financers.  Interest income decreased $3,152 in the third quarter of 2009 and $26,790 in the first three quarters of 2009 over the respective periods in 2008 due to the reduction of cash on hand.

Liquidity and capital resources

As of September 29, 2009, we had $547,160 of cash and a working capital deficit of $12,455,212 compared to $2,652,411 of cash and a working capital deficit of $7,809,664 at December 30, 2008.  During the first nine months of operations in 2009, we did not meet our internal budget primarily due to declining revenue.  In June 2009, we announced the hiring of MorrisAnderson in an effort to restructure our debt and leases.  To conserve cash for operations, we have been reducing, delaying or withholding payments to our landlords during periods of negotiations with the landlords to allow us to satisfy operating obligations as necessary to avoid disruption of restaurant operations.  In October 2009, we completed the Transaction with DHW whereby approximately $15 million of our indebtedness to DHW was converted into 28,000,000 shares of our common stock at a conversion price of approximately $0.54 per share.  In connection with the closing of the Transaction, the parties entered into a number of ancillary agreements which include, but are not limited to, lease amendments, deferred lease payments and an agreement to seek to obtain further rent reductions (see “Closing of DHW Transaction” below).  We believe this restructuring has improved our balance sheet and better positions our company to operate our business.  We continue to review our capital needs and our ability to raise additional capital.  If the restructuring efforts do not enable us to have sufficient working capital due to a change in our business operations, further declining revenues or any other reason, we will be required to raise funds during 2009 through the incurrence of indebtedness or public or private sales of equity securities, which may be dilutive to shareholders and may or may not be available to us. The amount of any such required funding would depend upon sales trends and our ability to generate working capital.  If cash flow from operations are insufficient to fund expected capital needs, or if our needs are greater than anticipated and we are unable to obtain additional capital, our business and results of operations will be materially and adversely affected.

During the thirty-nine weeks ended September 29, 2009, we obtained proceeds of $1,800,000 pursuant to a sales-leaseback capital lease agreement and a loan agreement and made payments aggregating $1,791,092 on our debt and capital lease obligations.  We used $456,579 of net cash in operating activities, $719,415 of net cash to purchase equipment and other assets, and $938,164 of cash for costs related to the Transaction.

During the forty weeks ended September 30, 2008, we used $8,270,176 of net cash in operating activities and $3,298,269 of net cash to purchase equipment and other assets primarily related to the restaurants we opened in the first and third quarters of 2008 and the restaurants we planned to open in Indianapolis, Indiana and Troy, Michigan.  We made payments aggregating $1,481,908 on our debt and capital lease obligations, received $8,000,000 in proceeds from capital lease obligations and received $29,066 of net cash through the exercise of stock options.

Closing of DHW Transaction:

In October 2009, we completed the Transaction with DHW, our primary source of financing for furniture, fixtures and equipment.  In the Transaction, approximately $15 million of our indebtedness to DHW was converted into 28,000,000 shares of our company’s common stock at a conversion price of approximately $0.54 per share.  We obtained a waiver under the financial viability exception from NASDAQ to its shareholder approval requirements, so the Transaction was not subject to approval by our shareholders.  The Transaction was approved by a special committee of our company’s independent directors, by our Board of Directors, and by our audit committee under our company’s related person transaction policy.  As a result, DHW and affiliated parties beneficially own an aggregate of 64.8% of our company’s common stock, which constituted a change in control of the Company.  Because of this change in control, our use of federal net operating loss carryforwards to offset future taxable income may be limited.

During the first year following closing, if the average bid price of our common stock for any period of 20 consecutive trading days equals or exceeds $0.714, we will have the right, exercisable on a one-time basis, to repurchase for $.001 per share an amount of the shares issued to DHW in the Transaction as would enable DHW to retain such issued shares having a market value of $20.0 million following such repurchase.  The right may be triggered multiple times during the year, but may only be exercised once.  If we were to exercise this right, such exercise would be considered an equity transaction reported as a reduction of shareholders’ equity.

In connection with the closing of the Transaction, the parties entered into a number of ancillary agreements. Amendment No. 1 to the Master Agreement, between the Dunham Entities and our company amends the Master Agreement entered into in February 2009 by such parties.  Under the amendment, the parties agreed to provide the agreed-upon rent reductions in 2009 and agreed to use reasonable commercial efforts to seek rent reductions on real estate leases of up to $1.7 million on leases for properties controlled by the Dunham Landlords and properties not controlled by the Dunham Landlords, compared to $1.5 million under the original Master Agreement.

In connection with the Transaction, a Master Amendment to Leases was entered into by and among our company and the Dunham Landlords.  Under the Master Amendment to Leases, the Dunham Landlords agreed to a limited deferral of 30% of the rent due under lease agreements between our company and the Dunham Landlords. In addition, for all rent payments due on or after June 1, 2009 under restaurant leases with the Dunham Landlords, rent has been deferred for one month.  The deferred rents must be repaid upon the first to occur of

(a) our completing a debt or equity financing in the amount of $2,000,000 or (b) upon the first anniversary of closing.  We anticipate that the monthly accrued and deferred rent will be approximately $75,000 per month commencing June 2009.  In addition, the Dunham Landlords waived any defaults or events of default existing under the leases as of the closing date.

In connection with the Transaction, our company and three of our executive officers, Steven J. Wagenheim, James G. Gilbertson and Darius H. Gilanfar, entered into amendments to their existing employment agreements which provide that each will have employment for a term of one year following the closing of the Transaction, and will be entitled to severance benefits that include one year of base compensation if employment is terminated without cause, in addition to the balance of the one-year term, if terminated prior to the end of such term. The employment agreements are automatically extended for one-year terms unless either our company or the executive gives at least 60 days’ notice to the other of an intent not to extend.  In addition, Mr. Wagenheim’s employment agreement was amended to reduce his severance benefit from 18 months to 12 months.

In connection with the Transaction we also entered into an amendment to the bridge loan agreement with Harmony which defers the October 1, 2009 interest payment, modifies the minimum net consolidated revenue covenant for the quarters ending September 30, 2009 and December 30, 2009, and waives any participation rights in the Transaction.

The parties also entered into a Registration Rights Agreement under which we granted DHW certain registration rights with respect to the shares that DHW received in the Transaction.  Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC covering 4,666,666 of DHW’s shares within 90 days of the closing date, and agreed, upon request by DHW and if DHW has sold the shares previously registered, to file registration statements covering 4,666,666 additional shares each six months thereafter.  Under the Registration Rights Agreement, we are not obligated to file (a) more than six registration statements; (b) registration statements more frequently than every six months; or (c) any registration statement more than three years after the closing date.

Rent Reduction Agreement:

In February 2009, we entered into a Master Agreement with the Dunham Entities to provide rent or other cash flow reductions to us in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010.  The Master Agreement provides that the DCM will amend and restate applicable leases and subleases to reflect negotiated rent reductions.  As a part of the Master Agreement, DCM has agreed to amend its leases with us that are currently treated as capital leases for accounting purposes by reducing their terms to periods which will thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.  As part of the Transaction entered into in October 2009, the Dunham Landlords amended their building leases (see “Closing of DHW Transaction” above).  The amended terms were effective January 1, 2009, and in most cases the expiration date of the lease is December 31, 2018.  We have determined that a minimum of seven of the amended leases will qualify as operating leases and a minimum of seven will remain capital leases.  We are awaiting additional information to evaluate the classification of the remaining three amended leases.   As a result of these amendments, we will remove a minimum of $14 million of assets and $16 million of liabilities from our balance sheet.  The resulting gain will be recognized over the life of the amended leases.  In consideration of the agreements of DCM provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.264 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement.

Subsequently, we entered into agreements with certain of our other landlords for rent reductions.  Such rent reductions are deemed to be part of the above-referenced $4.0 million in rent reductions.  In consideration of such rent reductions, we have issued five-year warrants to purchase our common stock to such landlords.  Each warrant is exercisable at 110% of the closing price of our common stock on the trading date prior to the date on which we received the executed rent relief agreement, and are issued only to accredited investors.  As of

September 29, 2009, the aggregate number of shares underlying such warrants was 196,070 and the weighted average exercise price was $0.27 per share.

Equipment Lease Agreement:

During the first quarter of 2009, we financed the equipment at two of our restaurants, aggregating approximately $2.0 million, under the terms and conditions of the equipment lease commitment we entered into with DHW in December 2007.  Of such financing, $1.0 million was the result of a sale-leaseback transaction with DHW for which we received cash proceeds.

Harmony Bridge Loan:

In March 2009, we entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing.  The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable in six equal monthly installments commencing on May 1, 2010 and due in full on October 1, 2010.  The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, “Harmony”).  The Company’s Chairman, Eugene E. McGowan, is a member of, and has a beneficial interest in, both of the Harmony funds.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to the Company’s Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  The bridge loan was funded to the extent of $800,000 on March 30, 2009.  We have entered into several amendments with Harmony to extend the date for the balance of the funding, which is now December 16, 2009 (see “Subsequent Events” Note 13).  Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $0.50 per share.  Harmony has agreed to defer the July 2009 and the October 2009 interest payments until the maturity date of the loans.  In addition, the Company agreed to issue to the investors warrants for the purchase of an aggregate of 400,000 shares of common stock exercisable six months after date of issuance at a price of $0.25267 per share, or 110% of the closing price of the Company’s stock on March 30, 2009.  As of September 29, 2009, warrants to purchase an aggregate of 320,000 shares of common stock had been issued to such investors.

Our Board of Directors has authorized us to borrow up to an aggregate of $3.0 million under the terms of the bridge loan agreement, which provides that the investors may, but are not obligated to, make additional loans on substantially the same terms and conditions, including a similar pledge of collateral related to either our St. Cloud, Minnesota, or Fargo, North Dakota restaurants.

Our ability to fund our operations in future periods will depend upon our future operating performance, and more broadly, achieving budgeted revenue and on the availability of equity and debt financing, all of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  There can be no assurance that we will obtain financing on favorable terms or at all.  If we raise additional capital through the issuance and sale of equity securities, the securities may be issued at prices below the market price of our stock, and our shareholders may suffer significant dilution.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

Commitments

Capital Lease:

As of September 29, 2009, we had 24 capital lease agreements related to our restaurant properties, of which one expires in 2020, two in 2023, four in 2024, three in 2025, four in 2026, seven in 2027, two in 2028 and one in 2029, all with renewable options for additional periods.  Twenty-two of these lease agreements originated with the Dunham Landlords.  Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  At the inception of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB accounting guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning of the lease and/or the lease term represents 75% or more of the expected life of the property.  As part of the Transaction entered into in October 2009, 17 of these leases were amended.  The amended terms were effective January 1, 2009, and in most cases the expiration date of the lease is December 31, 2018.  We have determined that seven of the amended leases will qualify as operating leases and seven will remain capital leases.  We are awaiting additional information to evaluate the classification of the remaining three amended leases.  The resulting changes to future minimum lease payments are reflected in our summary of contractual obligations below.

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

In August 2006, we entered into a master lease agreement with Carlton Financial Corporation (“Carlton”) pursuant to which we could “finance lease” up to $3.0 million of equipment purchases for three restaurant locations.  We have entered into three lease schedules and amendments to this master lease, pursuant to which we began leasing equipment for an initial lease term ranging from 36 to 39 months.  The value of the equipment financed at each of the three locations is approximately $1.0 million and the annual interest rate on each ranges from 12.9% to 19.6% annually.  In February 2009 and again in August 2009, these lease schedules were amended to extend the terms by approximately two years and reduce the monthly payments.  At the end of each initial lease term, we may, under the amended lease schedules, purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment.  Steven J. Wagenheim, our president, chief executive officer and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee.  The amount of annual compensation is 3% of the balance of such leases and is calculated and accrued based on the weighted average daily balance of the leases at the end of each monthly accounting period.

As of September 29, 2009, DHW had purchased and leased to us equipment costing $16.0 million under the Equipment Lease we entered into with DHW, relating to the lease of furniture, fixtures and equipment for our restaurants.  Under the terms of the Equipment Lease Commitment, each five-year lease with DHW was for equipment costing approximately $1.0 million per restaurant and the annual interest rate on each lease ranged from 10.3% to 12.3%.  Payments due DHW had an annual interest rate equal to the DHW bank base rate plus 4.8%.  As part of the Transaction entered into in October 2009, the aggregate balance remaining on 16 of these leases of approximately $15 million was extinguished through the issuance of 28,000,000 shares of our common stock.

In June 2007, we entered into a lease for an energy optimization system at our Maple Grove, Minnesota restaurant for approximately $30,000.  This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

Operating Lease:

The land portions of the 24 property leases referenced above, 22 lease agreements of which originated with the Dunham Landlords, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  As noted above, 17 of these leases were amended as part of the Transaction entered into in October 2009.  We have determined that seven of the amended leases will qualify as operating leases (both building and land) and seven will remain capital leases.  We are awaiting additional information to evaluate the classification of the remaining three amended leases.  In addition to such property leases, we have obligations under the following operating leases:

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

In August 2008, we ceased operations at our restaurant in Rogers, Arkansas.  However, we are currently bound by the terms of lease agreement which expires in 2018 pursuant to an amendment entered into in October 2009.  Pursuant to the Master Agreement with the Dunham Entities described above, we will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with this site.  The building portion of this lease is classified as a capital lease, while the land portion is classified as an operating lease (see “Exit or Disposal Activities” Note 3).

In August 2009, we entered into an agreement to terminate the lease for a facility in Minneapolis, Minnesota which we used as a test kitchen.  This operating lease, which was to expire in October 2011, terminated effective August 20, 2009.  Pursuant to the termination agreement, we were required to pay rent through August 2009 plus an additional $11,064, which is equivalent to three months of lease payments.

Personal Guaranties and Guarantee Fees:

One of our directors and one former director have personally guaranteed certain of our leases and loan agreements.  Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006.  The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period.  During the first three quarters of 2009 and 2008, we recorded $45,837 and $71,716 of such compensation in general and administrative expense, respectively.  We paid $25,000 and $40,000 of such compensation in the first three quarters of 2009 and 2008, respectively.

In December 2007, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants.  Mr. Wagenheim had a 10.2% interest in DHW and personally guaranteed 20% of DHW’s indebtedness to its lenders.  However, he was not entitled to receive from DHW cash distributions from its operations, or the sale, disposition or financing of its assets, or any other form of fee, dividend, charges or distribution from DHW arising out of his ownership interest in DHW or his guaranty of its debt. The company has been advised that an agreement has been reached among the members of DHW for the termination and redemption of Mr. Wagenheim’s interest in DHW.  He is no longer obligated to guaranty any of DHW’s obligations to banks.  Mr. Wagenheim will not be entitled to receive any of the shares of common stock issuable to DHW or any other benefit from the Transaction.  Furthermore, Mr. Wagenheim did not receive a guarantee fee or other payment from our company in connection with the equipment lease financing from DHW.

Employment Agreements:

In June 2005, we entered into a three-year employment agreement with Steven J. Wagenheim, our president and chief executive officer, who also is one of our directors.  In April 2007, we amended the compensatory arrangements under the agreement to provide for an annual base salary of $300,000, commencing

April 1, 2007.  Mr. Wagenheim’s annual non-equity incentive compensation ranges from $0 to $197,400 based on performance.  In addition to annual compensation terms and other provisions, the agreement included change in control provisions that would have entitled Mr. Wagenheim to receive severance pay equal to 18 months of salary if there is a change in control of our company and his employment terminates.  Mr. Wagenheim has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noncompetition and nonrecruitment provisions during the term of his employment and for a period of one year thereafter.  Our company and Mr. Wagenheim have agreed to continue operating under the terms of this agreement, which was amended in December 2008 to comply with the requirements of Section 409A of the Internal Revenue Code, until such time as a new agreement becomes effective.

In connection with the Transaction, we entered into an amendment to Mr. Wagenheim’s existing employment agreement which provides that he will have employment for a term of one year following the closing of the Transaction, and will be entitled to severance benefits that include one year of base compensation if employment is terminated without cause, in addition to the balance of the one-year term, if terminated prior to the end of such term.  The employment agreement is automatically extended for a one-year term unless either our company or Mr. Wagenheim gives at least 60 days’ notice to the other of an intent not to extend.  In addition, Mr. Wagenheim’s employment agreement was amended to reduce his severance benefit from 18 months to 12 months.

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

In connection with the Transaction, we entered into an amendment to Mr. Gilbertson’s existing employment agreement which provides that he will have employment for a term of one year following the closing of the Transaction, and will be entitled to severance benefits that include one year of base compensation if employment is terminated without cause, in addition to the balance of the one-year term, if terminated prior to the end of such term.  The employment agreement is automatically extended for a one-year term unless either our company or Mr. Gilbertson gives at least 60 days’ notice to the other of an intent not to extend.

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

In connection with the Transaction, we entered into an amendment to Mr. Gilanfar’s existing employment agreement which provides that he will have employment for a term of one year following the closing of the Transaction, and will be entitled to severance benefits that include one year of base compensation if employment is terminated without cause, in addition to the balance of the one-year term, if terminated prior to the end of such term.  The employment agreement is automatically extended for a one-year term unless either our company or Mr. Gilanfar gives at least 60 days’ notice to the other of an intent not to extend.

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

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements and the time frame within which payments on such obligations are due.  This table includes changes to lease commitments commencing after September 29, 2009 (see “Closing of DHW Transaction” above).  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payments due by period
Contractual Obligations	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Years Thereafter
Long-term debt, principal	$2,529,049	$81,767	$2,209,214	$8,880	$229,188
Interest on long-term debt	542,400	36,915	313,137	37,429	154,919
Capital lease obligations, including interest	66,995,183	1,384,800	9,726,885	9,428,852	46,454,646
Operating lease obligations	60,682,909	1,414,155	9,618,530	10,715,161	38,935,063
Loan guarantee	143,382	96,450	45,122	1,810	—
Total obligations	$130,892,923	$3,014,087	$21,912,888	$20,192,132	$85,773,816

Certain amounts do not sum due to rounding.

During the first nine months of operations in 2009, we did not meet our internal budget primarily due to declining revenue.  We believe the restructuring resulting from the Transaction completed in October 2009 has improved our balance sheet by reducing aggregate indebtedness and better positions our company to operate our business.  We continue to review our capital needs and our ability to raise additional capital.  If the restructuring efforts do not enable us to have sufficient working capital due to a change in our business operations, further declining revenues or any other reason, we will require further funding for operations during 2009.

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

Changes in interest rates:

Pursuant to the terms of our long-term debt agreement with an independent financial institution, we will have a balloon payment due of approximately $1.1 million in 2011.  If it becomes necessary to refinance such balloon balance, we may not be able to secure financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2013 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.   As of September 29, 2009, our future obligations under such contracts aggregated approximately $1.2 million.

Although a large national distributor is our primary supplier of food, substantially all of our food and supplies are available from several sources, which helps to control commodity price risks.  Additionally, we have the ability to increase menu prices, or vary the menu items offered, in response to food product price increases.  If, however, competitive circumstances limit our menu price flexibility, our margins could be negatively impacted.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 29, 2009, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                   OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2008, filed with the Securities and Exchange Commission on March 19, 2009 and the “Risk Factors” section of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2009, we issued a warrant for the purchase of 10,125 shares of our common stock, exercisable at $0.50 per share, to one of our landlords in exchange for certain rent reductions. These rent reductions represent part of the $4.0 million in rent and cash flow reductions announced in our Current Reports on Form 8-K filed on February 12, 2009 and February 26, 2009.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D.  Any certificates representing such securities will contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act.  The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the SEC.  No discount or commission was paid in connection with the issuance of the foregoing securities.

ITEM 3	Defaults upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date: November 13, 2009	By: /s/ James G. Gilbertson
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

10.1

Amendment No. 5 to Bridge Loan Agreement by and between the Company, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C. dated September 30, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.2

Debt Conversion Agreement between the Company and DHW Leasing, L.L.C., dated September 21, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 22, 2009 (File No. 000-29643)).

10.3

Amendment No. 1 to Master Agreement by and between Dunham Capital Management, L.L.C., DHW Leasing, L.L.C., Dunham Equity Management, L.L.C. and the Company, dated October 5, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.4

Registration Rights Agreement by and between the Company and DHW Leasing, L.L.C., dated October 5, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.5

Amendment No. 2 to Executive Employment Agreement by and between the Company and Steven J. Wagenheim, dated October 5, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.6

Amendment No. 2 to Executive Employment Agreement by and between the Company and James G. Gilbertson, dated October 5, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.7

Amendment No. 2 to Employment and Severance Agreement by and between the Company and Darius H. Gilanfar, dated October 5, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.8

Waiver of Default regarding Bridge Loan Agreement by and between the Company, Granite City Restaurant Operations, Inc., Harmony Equity Income Fund I, L.L.C. and Harmony Equity Income Fund II, L.L.C, dated October 5, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.9

Master Amendment to Leases by and among GC Omaha Limited Partnership, Dunham Capital Management, L.L.C., GC Rosedale, L.L.C., GC Lincoln Limited Partnership, GC Olathe Limited Partnership, GC Eagan Limited Partnership, GC Cedar Rapids/Davenport Limited Partnership, GC Des Moines Limited Partnership, GC Holdings Limited Partnership, GC Wichita Limited Partnership, and the Company, dated October 5, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.10

Termination of Equipment Lease and Bill of Sale by and between the Company and DHW Leasing, L.L.C., dated October 5, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

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