Form 10-K
period 2009-12-29
GRANITE CITY FOOD & BREWERY LTD
filed 2010-03-22
CIK 1048620

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2009.
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are "affiliates") was $4,693,000 (based on the closing sale price of the registrant's common stock as reported on the NASDAQ Global Market). The number of shares of common stock outstanding at that date was 2,699,641 shares.

         The number of shares of common stock outstanding as of March 18, 2010 was 7,366,307.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant's definitive proxy statement for the 2010 annual meeting of shareholders.

GRANITE CITY FOOD & BREWERY
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2009

i

Reverse Stock Split

        In December 2009, our board of directors approved a one-for-six share combination of our common stock which became effective on January 13, 2010. As a result of this reverse stock split, every six shares of our common stock that were issued and outstanding as of January 13, 2010 were automatically combined into one issued and outstanding share without any change in the par value of such shares, and the number of authorized but unissued shares of our common stock was proportionally reduced. A proportionate adjustment also was made to our outstanding stock options and warrants. No fractional shares were issued in connection with this reverse stock split, but rather shareholders who were entitled to fractional shares received cash in lieu of receiving fractional shares. All references within this document to loss per share reflect this stock split. Additionally, the number of common shares, stock options and warrants, and the price per common share, stock option and warrant, reflect this reverse stock split.

 PART I

Item 1.    Business.

Overview

        We are a Modern American upscale casual restaurant chain. As of March 18, 2010, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®. We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience. The location of each restaurant in operation and the month and year of its opening appear in the following chart:

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

        In August 2008, we ceased operations at our restaurant in Rogers, Arkansas. However, we are currently bound by the terms of the lease agreement which expires in 2018 under the terms specified in the development agreement with Dunham Capital Management, L.L.C. ("DCM").

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

        Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. Beginning in 2007, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. To offset the negative impact of decreased sales, we have undertaken a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and most recently, our property and equipment rent. We have also begun implementing marketing initiatives designed to increase brand awareness and help drive guest traffic. To preserve our working capital during this economic downturn, we have suspended new restaurant development and will evaluate the development of any future restaurants depending on the availability of working capital.

        In October 2009, we completed a debt conversion transaction (the "Transaction") with DHW Leasing, L.L.C. ("DHW"), our primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between our company and DHW dated September 21, 2009. In the Transaction, approximately $15 million of our indebtedness to DHW was converted into 4,666,666 shares of our company's common stock at a conversion price of approximately $3.24 per share. As a result, DHW and affiliated parties came to beneficially own an aggregate of 64.8% of our common stock, which constituted a change in control of our company. In connection with the closing of the Transaction, the parties entered into a number of ancillary agreements which include, but are not limited to, lease amendments, deferred lease payments and an agreement to seek to obtain further rent reductions (see "Liquidity and Capital Resources—Debt Conversion Transaction").

        In March 2009, we entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing. The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony"). The chairman of our board of directors, Eugene E. McGowan, is a member of, and has a beneficial interest in, both of the Harmony funds. The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan originally to be funded by April 30, 2009. The closing date on the remainder of the amount committed was extended by reason of successive amendments through December 16, 2009. An amendment dated December 16, 2009, provided, among other things, that the amount to be loaned under the bridge loan agreement would be decreased to $800,000 from $1.0 million.

        In February 2009, we entered into a master agreement with DCM, DHW and Dunham Equity Management, L.L.C. ("DEM") (collectively, the "Dunham Entities") to provide rent or other cash flow reductions to our company (the "Master Agreement"). The Master Agreement, which was amended as part of the Transaction, provides for such reductions in the amount of $2.5 million for the calendar year 2009 and $1.7 million for calendar year 2010. The Master Agreement provided that the Dunham Entities would amend and restate applicable leases and subleases to reflect negotiated rent reductions. We commenced paying reduced rent in January 2009 in anticipation of finalizing the Master Agreement, which reductions are deemed to be part of the negotiated rent reductions. In consideration of the agreements of Dunham provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 166,666 shares of our common stock at an exercise price of $1.58 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement. The value of these warrants of $136,495 is being amortized over a ten-year period, which is the term of the majority of the underlying lease agreements (see "Liquidity and Capital Resources—Debt Conversion Transaction and Rent Reduction Agreement").

        Subsequently, we entered into agreements with certain of our other landlords for rent reductions. Such rent reductions are deemed to be part of the above-referenced $4.2 million in rent reductions. In consideration of such rent reductions, we have issued five-year warrants to purchase our common stock to such landlords. At the time of issuance, the aggregate number of shares underlying such warrants was 34,362 and the weighted average exercise price was $1.68 per share. The value of these warrants of $29,792 is being amortized over the underlying lease terms. No discount or commission was paid in connection with the issuance of the warrants.

        We maintain a website at www.gcfb.net, which is also accessible through www.gcfb.com. We make available on our website, free of charge, our annual, quarterly and current reports, and all amendments to those reports, as soon as reasonably practicable after that material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Our Code of Business Conduct and Ethics and key committee charters are also available on our websites and in print upon written request to Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55402, Attention: Investor Relations. Unless otherwise indicated, we do not intend to incorporate the contents of our websites into this Annual Report or any other document filed or furnished with the SEC.

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

Locations

        As of March 18, 2010, we operated 26 Granite City Food & Brewery restaurants as set forth in "Business—Overview." Our prototypical restaurant consists of an approximately 8,800 square foot facility conveniently located just off one or more interstate highways and is centrally located within the respective area's retail, lodging and transportation activity. Our restaurants have open atmospheres as well as floor-to-ceiling window systems creating, where designs permit, expansive views of outdoor patio areas used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

        Any future expansion will be in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We plan to continue using our restaurant prototype in future restaurants; however, where appropriate, we expect to convert existing restaurants to our Granite City concept. Additionally, we intend to explore alternative restaurant designs to reduce the cost of our initial capital investment and we may alter our prototype to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.

        In August 2008, we ceased operations at our restaurant in Rogers, Arkansas. However, we are currently bound by the terms of this lease agreement entered into under the terms specified in the development agreement with DCM as amended in October 2009. In May 2008, we entered into a lease agreement for a location in Troy, Michigan. However, we have decided not to build on that site. As part of the Master Agreement we entered into with the Dunham Entities described above, we agreed to reimburse DCM for any out-of-pocket costs that DCM incurs due to the closing of the Rogers, Arkansas location and the decision not to build on the Troy, Michigan site less net sales proceeds from the sale of any real estate or lease income associated with such sites. Reimbursement of costs related to these sites will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate. Such reimbursement includes the carrying cost of the related land until its disposal.

Development Agreement

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

        The selection of any future Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development. These criteria include minimum "trade area" populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.

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

        Our menu is designed to cater to a diverse customer base for a variety of dining occasions and is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items. When our menu is opened, our guests find a special section of lunch selections featured at prices currently ranging from $5.00 to $7.99, providing a premium meal at a special value for midday diners. We also offer signature selections, meals which are marketed as our chefs' personal favorites. These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer. Our overall menu prices currently range from $3.59 for a cup of soup to $24.99 for our GC Steakhouse Classic New York Strip. Most of our 85 menu items currently range from $8.49 to $17.99. Our average check per person during 2009 ranged from $12.48 to $14.43, varying by market.

        Some of our more popular items include our Ale and Cheddar Soup, Idaho Nachos, Grilled Chicken and Bruschetta Salad, Asian Chicken Salad, Grilled London Broil with Bourbon Onion Sauce, GC Meatloaf, Honey Rosemary Filet Mignon and Granite City Walleye. We currently offer three to four special menu items weekly, ranging from appetizers to salads and entrees. This approach allows us to be innovative, keeping our menu fresh and interesting. Approximately 11% of food sales during 2009 were generated through weekly specials. We also solicit input from guests regarding our menu offerings.

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

Purchasing

        We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources. Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we generally purchase these commodities from national and regional suppliers at negotiated prices. In order to control the cost of such purchasing, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2013 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 29, 2009, our future obligations under such contracts aggregated approximately $1.3 million.

        We employ a purchasing manager to ensure that we maintain high quality food products and receive competitive prices for those food products. Most food products are shipped from a central distributor directly to our restaurants three times per week. Produce is delivered three or more times per week from local distributors to ensure product freshness. We do not maintain a central food product warehouse. We purchase ingredients for our brewing operations from a variety of foreign and domestic suppliers at negotiated prices. We have not experienced significant delays in receiving food products, brewing ingredients, restaurant supplies or equipment. As the number of our restaurants has increased and/or matured, we have gained greater leverage in the purchasing of food and brewing products.

Brewing Operations—Fermentus Interruptus®

        Our flagship brews consist of five styles available every day. In addition, we also produce specialty or seasonal beers which are designed to attract beer enthusiasts. Seasonal beers are often tied to particular events like Oktoberfest and St. Patrick's Day. Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions. This ability to craft beers to our events builds customer appeal and provides customers with a different feel or experience on subsequent visits, which we believe promotes repeat business.

        We have created a brewing process that we believe improves the quality, consistency and efficiency of serving handcrafted brews at multiple locations. This process, Fermentus Interruptus, enables us to keep our high quality product intact while enhancing overall profitability. We believe that Fermentus Interruptus provides us with a distinct competitive advantage because it allows us to brew beer at a price below our competitors. Additionally, we believe our award-wining handcrafted beers provide a distinct flavor to our guests.

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

        We believe that Fermentus Interruptus improves the economics of our microbrewing process by eliminating the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at our restaurant locations. Having a common starting point for our initial brewing process creates consistency of taste for our product from restaurant to restaurant. Because the initial stages of brewing are under the direction of a single brewing team and have a single water source, consistency of product is further maintained. We believe that Fermentus Interruptus gives us the ability to maintain attractive unit level economics while maintaining the consistency of our proprietary beers.

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

Marketing

        We focus our business strategy on providing high-quality, Modern American cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of each of our restaurants, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. While we believe word-of-mouth advertising and taking care of each of our guests are key components in driving guests' initial and subsequent visits, in 2009 we began using radio and television advertising to attract and retain customer patronage. We expect outside media expense to be approximately 0.5% of revenues in 2010, which we believe is significantly less than the industry average. Furthermore, we believe we have the potential to continue to grow our customer traffic through other targeted marketing programs. One such initiative is the "Mug Club" program for repeat customers. As of March 18, 2010, we had over 115,000 active Mug Club members. We have introduced several initiatives to bolster our relationship with members, to drive additional restaurant traffic and to increase sales of high-margin proprietary beers. Our initiatives include regular communication with members through e-mail and special Mug Club events such as seasonal beer-tapping parties.

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

        Our restaurants use personal computer systems that are integrated with management reporting systems which enable us to monitor restaurant sales and product and labor costs on a daily basis. Financial controls are maintained through a centralized accounting system. In addition to our abbreviated weekly statements of operations which are provided to restaurant management, our monthly financial statements are generated within a relatively short period of time so that management may review and respond to requirements in a timely fashion. We monitor sales, product costs, labor costs, operating expenses and advertising and promotional expenses on a daily basis. We believe that our current infrastructure and our system of operational controls provide an adequate structure for any future expansion.

Management and Employees

        As of March 18, 2010, we had approximately 2,168 employees, consisting of approximately 745 part-time employees and approximately 1,423 full-time employees.

Restaurant Employees

        Our ability to effectively manage restaurants in multiple geographic areas is critical to our success. Our managers are trained under the instruction of dedicated trainers and veteran managers. Our seven to ten-week training program consists of both "hands on" as well as classroom training for all aspects of management. Restaurant-level management teams consist of a managing partner, a culinary partner and generally four to six assistant managers. Each member of our restaurant management team is cross-trained in all operational areas and receives incentive bonuses based upon quantitative and qualitative performance criteria.

        Each Granite City restaurant employs approximately 83 hourly employees, approximately 34% of whom are part time. All employees are trained and follow tenured employees for a period of time before they are scheduled to work independently.

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

Corporate Employees

        As of March 18, 2010, we had 32 corporate-level employees. Our restaurant-level management teams are managed by three regional directors of operations. Should we expand our company, we may need to add additional employees, including additional regional personnel, to ensure proper management, support and controls. Our regional directors of operations receive incentive bonuses based upon quantitative and qualitative performance criteria.

Hours of Operation

        Although our hours vary somewhat from location to location, our restaurants are open seven days a week, generally from 11:00 a.m. to 12:00 a.m., Monday through Thursday, 11:00 a.m. to 1:00 a.m. Friday and Saturday and from 10:00 a.m. to 10:00 p.m. on Sunday. Since our inception, we have offered a buffet style brunch on Sundays, beginning at 10:00 a.m. This brunch features both breakfast and lunch items, which follows our high quality standards and price/value relationship. In January 2010, we announced the rollout of our Saturday brunch which is served from 9:00 a.m. until noon. We are open on select holidays.

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

        We are subject to "dram-shop" statutes in the states in which our restaurants are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which generally covers us for $1.0 million per occurrence. In addition, we carry a $10.0 million umbrella policy that extends over the general liability and liquor liability coverage. We believe our coverage is consistent with coverage carried by other entities in the restaurant industry.

        Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Specifically, Illinois and Ohio, where we currently operate restaurants, have minimum wages that are higher than the federal level. Significant numbers of hourly personnel at our other restaurants are paid the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs.

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

        Most states regulate microbreweries and maintain limits on beer production. Additionally, certain states include restrictions on beer sales and beer purchases. While regulations vary from state to state, the lowest production limit to which we are currently subject is 1,613 barrels per year. We believe we can operate our existing Granite City locations without violating such restrictions. Although states into which we may enter may also limit the amount of beer production to a specific number of barrels per year, we believe that any future expansion will be possible without violating such production limits.

Competition

        The restaurant industry is intensely competitive. We positioned the Granite City concept in the high-quality casual dining segment. We compete with a number of well-established national, regional and local restaurants, many of which have substantially greater financial, marketing, personnel and other resources than we do. We compete with established local restaurants, established national chains such as The Cheesecake Factory, PF Chang's, Olive Garden, Red Robin, CPK, Applebee's, Chili's, and Ruby Tuesday, as well as Rock Bottom, which also has on-premises brewing. Throughout the United States, there are micro-breweries of various sizes and qualities, some of which feature food.

        Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location. We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specialty handcrafted beers. We may also compete with other retail establishments for site selections.

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

Executive Officers of the Registrant

        The following table provides information with respect to our executive officers as of March 18, 2010. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Steven J. Wagenheim	56	President, Chief Executive Officer and Director
James G. Gilbertson	48	Chief Financial Officer and Assistant Secretary
Darius H. Gilanfar	43	Chief Operating Officer
Monica A. Underwood	50	Vice President of Finance and Secretary

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

        James G. Gilbertson became our Chief Financial Officer in November 2007 and our Assistant Secretary in January 2008. He also served as one of our directors from November 1999 to October 2009. From December 2005 to June 2007, Mr. Gilbertson served as Vice President, Business Development and Cable Distribution for ValueVision Media, Inc., an integrated direct marketing company that sells its products directly to consumers through television, the Internet and direct mail. From January 2001 to July 2005, Mr. Gilbertson served as Chief Financial Officer of Navarre Corporation, a major distributor of entertainment products. From January 2003 to July 2005, Mr. Gilbertson also served as a director of Navarre Corporation.

        Darius H. Gilanfar became our Chief Operating Officer in August 2008. Mr. Gilanfar previously served as our Senior Vice President—Operations from September 2007 to August 2008. Prior to joining our company, Mr. Gilanfar worked as a consultant with Global Restaurant Systems from October 2006 to September 2007. From April 2005 to September 2006, Mr. Gilanfar served as Chief Operating Officer and President of Copeland's Famous New Orleans Restaurant Bar and Bistro. Mr. Gilanfar previously served as National Director of Barnes and Noble Inc.'s Starbuck's Café Division from March

2003 to April 2005. His 20 years of restaurant experience also include having worked for The Cheesecake Factory, Brinker International and Universal Studios City Walk.

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

Risks Related to Our Business

        We have a history of losses and no assurance of future profitability.    We have incurred losses in each fiscal year since inception. We had a net loss of $9,624,956 for the fiscal ended December 29, 2009 and a net loss of $15,781,064 for the fiscal year ended December 30, 2008. As of December 29, 2009, we had an accumulated deficit of $51,154,741. We cannot assure you that we will successfully increase our revenue. Even if we substantially increase our revenue, we cannot assure you that we will achieve profitability or positive cash flow. If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future because our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions, and the level of competition in our markets.

        Disruptions in the national economy and the financial markets have adversely impacted our business and may further impact our business.    The restaurant industry has been adversely affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. Disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, and adversely affecting our financial position and results of operations. As a result, decreased cash flow generated from our business has adversely affected our financial position and our ability to fund our operations. In addition, macroeconomic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit and equity markets. This disruption in the credit and equity markets has also adversely affected the availability of financing for our operations and any future expansion. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit. If the disruption in the economy continues to adversely affect revenue, we can give no assurance that we can reduce costs to a level necessary to offset lower revenue. Depending upon the future economic conditions, we may need to raise capital and/or close restaurants to continue operating.

        Our strategy of reducing or restructuring rents under current leases may adversely affect our relationships with our lessors, could result in the cancellation of leases, and subject us to damages, which could materially adversely affect our business.    Since January 2009, we have negotiated reduced rents and restructured leases with certain of our landlords to address the effects of the current economic conditions, which have resulted in lower revenue for our company and in the casual dining industry nationwide. We have paid reduced rents in many cases as we continue to discuss new, reduced rent structures. While payment of reduced rents is a short-term strategy that has produced some positive discussions and some agreements with lessors, we risk potential loss of restaurant locations, many of which are profitable to us on an operating unit level, if we are served with default notices and do not cure the related default(s). We risk losing profitable locations if our cash flow does not permit us to cure defaults and we could be subject to damages in favor of lessors who may prevail in lawsuits following lease cancellations. The amount of damages, if any, to which we could be exposed is uncertain and would depend upon provisions of leases and whether lessors are able to lease any former restaurant locations. The loss of profitable locations and the incurrence of any related damages could materially adversely affect our business.

        DHW has substantial control over us, which could reduce your ability to receive a premium for your shares through a change in control.    In October 2009, DHW, an entity controlled by Donald A. Dunham, Jr., one of our directors, came to beneficially own approximately 63.4% of our outstanding common stock. As of March 18, 2010, DHW, together with its affiliates, beneficially owned 64.3% of our common stock. In addition, under the debt conversion agreement dated September 21, 2009, DHW appointed four persons to serve on our board of directors, including Mr. Dunham, and until September 21, 2011, DHW has the right to participate in private placements of our equity (on the same terms as other investors) so that DHW may maintain its then percentage ownership of our common stock. Finally, DHW and affiliated Dunham entities are the landlord for 17 of our leases. As a result of the foregoing, DHW has a significant influence on the outcome of all corporate actions requiring shareholder approval independent of how our other shareholders may vote, including:

  •
  the election of our directors;

  •
  any amendment of our articles of incorporation or bylaws;

  •
  the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; and

  •
  the defeat of any non-negotiated takeover attempt that might otherwise benefit our other shareholders.

        This concentration of ownership could depress our stock price.

        The decline in visitors to the retail centers, shopping malls, or entertainment centers where our restaurants are located has negatively affected and could continue to negatively affect our restaurant sales and may require us to record an impairment charge for restaurants performing below expectations.    Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. Given current economic conditions, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. As guest traffic decreases, lower sales result in decreased leverage that leads to declines in operating margins. If visitor rates to these centers continue to decline due to economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, further changes in consumer preferences or shopping patterns, higher frequency of online shopping, further changes in discretionary consumer spending, increasing gasoline prices, or otherwise, our revenue could decline and adversely affect our results of operations, including the possible need to record an impairment charge for restaurants that are performing below expectations.

        Changes in discretionary consumer spending could negatively impact our results.    Our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income and consumer confidence. In a weak economy, our customers have reduced and may continue to reduce their level of discretionary spending which impacts the frequency with which our customers choose to dine out and the amount they spend when they do dine out, thereby reducing our revenue. Adverse economic conditions could continue to reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect our business, financial condition, results of operations and cash flows.

        Our geographic concentration could have a material adverse effect on our business, results of operations and financial condition.    We operate restaurants in the Midwestern United States and may be particularly susceptible to adverse trends and economic conditions in this geographic market, including its labor market, which could adversely impact our operating results.

        Less mature restaurants may vary in profitability and levels of operating revenue.    Less mature restaurants typically experience higher operating costs in both dollars and as a percentage of revenue when compared to mature restaurants due to the inefficiencies typically associated with less mature restaurants. Some or all of our less mature restaurants may not attain operating results similar to those of our mature restaurants.

        We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.    Our leases generally are long term in nature. While several lease terms have been reduced as a result of the October 2009 debt conversion transaction with DHW, most of our leases have 9-15 years remaining on their terms with options to renew in five-year increments (at increased rates). All of our leases require fixed annual rent, although some require payment of additional contingent rent if restaurant sales exceed a negotiated amount. Generally, our leases are "triple net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Any future sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. For example, we are currently bound by the terms of a lease agreement that expires in 2018 in connection with the restaurant in Rogers, Arkansas that we ceased operating in August 2008. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

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

  •
  our ability to recommence our suspended expansion plans;

  •
  initial sales performance by our restaurants;

  •
  the timing of any future restaurant openings and related expenses;

  •
  levels of competition in one or more of our markets; and

  •
  general economic conditions and consumer confidence.

        Our average restaurant revenue and comparable restaurant sales have decreased since 2007. Continued decreases in our average restaurant revenue and comparable restaurant sales could cause the price of our common stock to decrease.

        Our profitability depends in large measure on food, beverage and supply costs which are not within our control.    We must anticipate and react to changes in food, beverage and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food and beverage costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items. Historically, commodity prices have fluctuated, often increasing, due to seasonal or economic issues and we cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. We are also subject to the general risks of inflation. Our restaurants' operating margins are further affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. The failure to anticipate and respond effectively to an adverse change in any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

        The need for additional advertising may arise, which could increase our operating expenses.    We have generally relied on our high profile locations, operational excellence, "word-of-mouth," and limited paid advertising to attract and retain restaurant guests. During 2009, our radio and television advertising costs accounted for less than 1% of our net sales. Should we conclude that additional paid advertising is necessary to attract and retain guests, our operating expenses could increase and our financial results could be adversely affected.

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

        We may be unable to recruit, motivate and retain qualified employees.    Our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including trained brewing personnel, restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions could be in short supply in one or more of our markets. In addition, our success depends upon the skill and experience of our restaurant-level management teams. Our inability to recruit, motivate and retain such individuals may result in high employee turnover which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees, which could result in higher labor costs.

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

        Our operations depend upon governmental licenses or permits.    Our business depends upon obtaining and maintaining required food service, liquor and brewing licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to close affected restaurants or limit the food and beverage offerings at our affected locations. We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as licensing requirements of states and municipalities where we operate restaurants. Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time. Although we do not anticipate any significant problems in obtaining required licenses, permits or approvals, any delays or failures to obtain required licenses, permits or approvals could delay existing operations or any future expansion. We are at risk that state regulations concerning brewery restaurants or the interpretation of these regulations may change.

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

        Because the value of our business depends primarily upon intangible assets, such as our business concept, the value of your investment could decrease significantly in the event of liquidation.    Because we do not own the real estate at any existing locations, we only own the building at one existing location and we lease much of the equipment we use, our tangible assets mainly consist of inventory. Until we establish a history of earnings, the value of our business that could be realized upon liquidation is comprised of primarily intangible assets, including our business concept, business strategy, intellectual property, trademarks, goodwill and employee know-how. If our business is not successful, the value of our intangible assets could decrease significantly. The value of your investment could decrease as a result.

        Increases in state or federal minimum wage or required benefits could negatively impact our operating results.    Various federal and state labor laws govern our relationship with our employees, including such matters as minimum wage requirements, overtime and working conditions. There have been increases in the federal and some state minimum wage requirements, and there may be additional increases in the future. Some states in which we operate, specifically Illinois and Ohio, have minimum wages that are higher than the federal level. A substantial majority of employees working in our restaurants receive compensation equal to the applicable minimum wage, and future increases in the minimum wage will increase our operating expenses. In addition, some states have periodically proposed laws that would require companies such as ours to provide health benefits to all employees. Additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions of health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our operating results.

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

Risks Related to Future Restaurant Expansion

        We have significant capital needs and cannot give assurance that financing will be available to us to pursue any future expansion.    We require significant capital for our operations and for any future expansion. We have discontinued expansion due to concerns over the economy and because we currently lack the capital to develop additional restaurants. Because our available sources of liquidity are insufficient to fund our expected capital needs, we would need to raise additional capital through sales of equity securities or debt to fund expansion.

        We cannot assure you that we will be able to obtain future financing on favorable terms or at all. If we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our common stock, and our shareholders may suffer significant dilution. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. Until financing is available to us, to meet current capital commitments and to fund ongoing operations, we have been required to suspend future growth, which could materially adversely affect our business, financial condition, results of operations and cash flows. Further, if debt financing does become available, we may be adversely affected by changes in interest rates. Changes in interest rates could materially impact our operating results.

        Our business could be materially adversely affected if we are unable to expand in a timely and profitable manner.    To continue to grow, we must open new restaurants on a profitable basis. The capital resources required to develop each new restaurant are significant. Although we have no current plans for expansion, any future expansion may be delayed or curtailed:

  •
  if we are unable to obtain acceptable equipment financing of restaurants;

  •
  if future cash flows from operations fail to meet our expectations;

  •
  if costs and capital expenditures for restaurant development exceed anticipated amounts;

  •
  if we incur unanticipated expenditures related to our operations; or

  •
  if we are required to reduce prices to respond to competitive pressures.

        We estimate that our cost of opening a new Granite City Food & Brewery restaurant ranges from $1.0 million to $1.3 million, which includes furniture, fixtures and equipment and pre-opening costs. This assumes land and building costs are financed by a developer under a sale-leaseback arrangement. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant, conditions in the local real estate and employment markets, and leasing arrangements.

        Even with adequate financing, we may experience delays in restaurant openings which could materially adversely affect our business, financial condition, results of operations and cash flows. Our ability to expand in the future depends upon a number of factors, some of which are beyond our control, including:

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

        In addition, we may enter geographic markets in which we have no prior operating experience. These new markets may have demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns different than those present in our existing markets, which may cause any new restaurants to be less successful than our existing restaurants.

        Unanticipated costs or delays in the development or construction of future restaurants could prevent our timely and cost-effective opening of any future restaurants.    We rely upon contractors for the construction of our restaurants. After construction, we invest heavily in leasehold improvements for completion of our restaurants. Many factors could adversely affect the costs and time associated with development of any future restaurants, including:

  •
  availability of labor;

  •
  shortages of construction materials and skilled labor;

  •
  management of construction and development costs of restaurants;

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

        We may not be able to manage any future expansion.    Even if we are able to recommence expansion, we will face many additional business risks, including the risk that our existing management, information systems and financial controls will be inadequate. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that any future expansion will impose on management and these systems and controls. Any future expansion also will place increased demands on human resources, purchasing and restaurant opening teams. If we fail to continue to improve management, information systems and financial controls, or if we encounter unexpected difficulties during any future expansion, we may be unable to grow and/or maintain current levels of operating performance in our existing restaurants.

Risks Related to our Securities

        Fluctuations in our operating results may decrease the price of our securities.    Our operating results may fluctuate significantly because of several factors, including the operating results of our restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, nutritional concerns and discretionary spending patterns, competitive factors, the skill and the experience of our restaurant-level management teams, the maturity of each restaurant, adverse weather conditions in our markets, our ability to recommence our expansion plans, and the timing of any future restaurant openings and related expenses. Consequently, our operating results may fall below the expectations of public market analysts and investors for any given reporting period. In that event, the price of our common stock would likely decrease.

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

        Our articles of incorporation, bylaws and Minnesota law may discourage takeovers and business combinations that our shareholders might consider in their best interests.    Anti-takeover provisions of our Articles of Incorporation, as amended, Amended and Restated Bylaws and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our board of directors, without further shareholder approval, may issue up to 10,000,000 shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, our Amended and Restated Bylaws provide for an advance notice procedure for the nomination of candidates to our board of directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding "control share acquisitions" and "business combinations." We may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated preferred stock, our advance notice procedure for nominations, and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our board of directors.

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

        In December 2009, NASDAQ transitioned the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. We requested this transition to avoid delisting from NASDAQ due to our failure to comply with NASDAQ's $15 million market value of public float requirement for continued listing on the NASDAQ Global Market. We implemented a reverse stock split in January 2010 due to our failure to comply with NASDAQ's $1.00 minimum bid price requirement for continued listing on the NASDAQ Capital Market. There can be no assurance that our stock price will continue to meet the minimum bid price requirement under NASDAQ's rules.

        In addition, we could also be subject to delisting from the NASDAQ Capital Market if we fail to maintain compliance with the other requirements for continued listing on such market. In the event of delisting, trading, if any, would be conducted in the over-the-counter market on the OTC Bulletin Board or in the so-called "pink sheets". In addition, our shares could become subject to the SEC's "penny stock rules." These rules would impose additional requirements on broker-dealers who effect trades in our shares, other than trades with their established customers and accredited investors. Consequently, the delisting of our shares and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our shares, which may adversely affect your ability to resell our shares. If any of these events take place, you may not be able to sell as many shares as you desire, you may experience delays in the execution of your transactions and our shares may trade at a lower market price than they otherwise would.

        A substantial number of shares are eligible for future sale by our current investors and the sale of those shares could adversely affect our stock price.    In February 2010, we registered for resale approximately 1.1 million shares of our common stock, including shares issuable upon the exercise of warrants or the conversion of convertible debt. If these shares, or additional shares that may be eligible for resale into the market, are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our corporate headquarters is located in Minneapolis, Minnesota. We occupy this facility under a lease agreement which expires in November 2011. This office space is rented to us at an annual rate of $72,115 with scheduled increases throughout the term of the lease.

        In February 2005, we commenced leasing a 5,400 square foot facility in Ellsworth, Iowa, which we use for our beer production facility. The lease is for a base term of 10 years with options to extend and the base rent is $7,200 per month for the entire life of the lease. We have the option to purchase the facility at any time during the lease term for one dollar plus the unamortized construction costs. Because the construction costs will be fully amortized through payment of rent during the base term, if the option is exercised at or after the end of the initial ten-year period, the option price will be one dollar.

        As of March 18, 2010, we operated 26 restaurants. We lease the land and building at all but one of these restaurants. At our Fargo location, we own the building, subject to a loan with a balloon payment due in August 2011, and lease the land. The majority of our existing leases are for initial terms of 10 to

15 years with options to extend. We typically lease our restaurant facilities under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, contingent rent based on sales in excess of specified amounts.

        The following table sets forth data regarding our restaurant locations as of March 18, 2010:

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

        In August 2008, we ceased operations at our 9,000 square foot restaurant in Rogers, Arkansas (see Note 4 to our consolidated financial statements). However, we are currently bound by the terms of this lease agreement through December 2018.

        For further information on property leases, please refer to "Management's Discussion and Analysis and Results of Operations—Commitments" and Note 10 to our consolidated financial statements.

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

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Effective December 14, 2009, the listing of our common stock (GCFB) moved from the NASDAQ Global Market to the NASDAQ Capital Market which has a lower threshold for minimum market capitalization.

        The following table sets forth the approximate high and low sales prices for our common stock for the periods indicated as reported by the NASDAQ Stock Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
2009
First Quarter	$2.70	$0.84
Second Quarter	$4.80	$0.90
Third Quarter	$4.20	$1.68
Fourth Quarter	$3.36	$1.98
2008
First Quarter	$18.48	$10.56
Second Quarter	$16.80	$10.80
Third Quarter	$12.60	$2.43
Fourth Quarter	$5.04	$1.50

        On March 18, 2010, there were 148 holders of record of our company's common stock.

        We have not historically paid any cash dividends on our common stock. We intend to retain any earnings for use in the operation of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determinations as to the declaration or payment of dividends will depend upon our financial condition, results of operations and such other factors as our board of directors deems relevant. Further, our existing loan agreements limit our ability to pay dividends in the event of default thereunder.

        We have not historically repurchased any shares of our common stock.

        See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sale of Unregistered Securities during the Fourth Quarter of 2009

        Previously reported.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Disclaimer

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements relating to future economic conditions in general and statements about our future:

  •
  Strategy and business;

  •
  Development plans and growth;

  •
  Sales, earnings, income, expenses, operating results, profit margins, capital resource needs and competition; and

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

Overview

        We are a Modern American upscale casual restaurant chain. As of March 18, 2010, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®. We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.

        Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. Beginning in 2007, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. To offset the negative impact of decreased sales, we have undertaken a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and most recently, our property and equipment rent. We have also begun implementing marketing initiatives designed to increase brand awareness and help drive guest traffic.

        We believe that our operating results will fluctuate significantly because of several factors, including the operating results of our restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, nutritional concerns and discretionary spending patterns, competitive factors, the skill and the experience of our restaurant-level management teams, the maturity of each restaurant, adverse weather conditions in our markets, our ability to recommence our expansion plans, and the timing of any future restaurant openings and related expenses.

        We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations. All references to "2009" and "2008" within the following discussion represent the fiscal years ended December 29, 2009 and December 30, 2008, respectively. Fiscal year 2009 consisted of 52 weeks while fiscal year 2008 consisted of 53 weeks. Our fiscal year ended December 29, 2009 included 1,346 restaurant weeks, which is the sum of the actual number of weeks each restaurant operated. Our fiscal year ended December 30, 2008 included 1,313 restaurant weeks. Weeks of operations at each of our restaurants for fiscal years 2009 and 2008 are shown in the following chart:

Location	Fiscal Year 2009 Weeks of Operation	Fiscal Year 2008 Weeks of Operation
St. Cloud, Minnesota	52	53
Sioux Falls, South Dakota	52	53
Fargo, North Dakota	52	53
Des Moines, Iowa	52	53
Cedar Rapids, Iowa	52	53
Davenport, Iowa	52	53
Lincoln, Nebraska	52	53
Maple Grove, Minnesota	52	53
Wichita, Kansas	52	53
Eagan, Minnesota	52	53
Kansas City, Missouri	52	53
Kansas City, Kansas	52	53
Olathe, Kansas	52	53
West Wichita, Kansas	52	53
St. Louis Park, Minnesota	52	53
Omaha, Nebraska	52	53
Roseville, Minnesota	52	53
Madison, Wisconsin	52	53
Rockford, Illinois	52	53
Rogers, Arkansas	—	34
East Peoria, Illinois	52	53
Orland Park, Illinois	52	53
St. Louis, Missouri	52	50
Ft. Wayne, Indiana	52	48
Toledo, Ohio	52	46
South Bend, Indiana	52	22
Indianapolis, Indiana	46	—

Total Restaurant Weeks	1,346	1,313

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

Results of Operations as a Percentage of Sales

        The table below sets forth results of our operations on a percent of sales basis for fiscal years 2009 and 2008.

	Fiscal Year Ended
	December 29, 2009	December 30, 2008
Restaurant revenues	100.0%	100.0%
Cost of sales:
Food, beverage and retail	27.4	30.2
Labor	35.0	36.8
Direct restaurant operating	15.0	14.8
Occupancy	8.1	6.4

Total cost of sales	85.6	88.2

Pre-opening	0.2	1.7
General and administrative	8.8	11.3
Depreciation and amortization	7.9	6.8
Exit or disposal activities	2.1	1.3
Other	0.2	0.2

Operating loss	(4.9)	(9.5)

Interest:
Income	0.0	0.0
Expense	(6.3)	(6.9)

Net interest expense	(6.3)	(6.9)

Net loss	(11.2)%	(16.4)%

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

Property and Equipment

        The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from three to 20 years. The cost of leasehold improvements is depreciated over the initial term of the related lease, which is generally 10 to 20 years. Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Amortization of assets acquired under capital lease is included in depreciation expense. We review property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired pursuant the Financial Accounting Standards Board's ("FASB") accounting guidance on accounting for the impairment or disposal of long-lived assets. We base this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset.

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

Leasing Activities

        We have entered into various leases for our buildings, equipment and for ground leases. At the inception of a lease, we evaluate it to determine whether the lease will be accounted for as an operating or capital lease pursuant to the FASB guidance on accounting for leases.

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

Stock-Based Compensation

        We have granted stock options to certain employees and non-employee directors. We account for stock-based compensation in accordance the FASB fair value recognition guidance. Stock-based compensation is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period. Under the Black-Scholes option-pricing model, we determine the fair value of stock-based compensation at the grant date. This requires judgment, including but not limited to judgment concerning the expected volatility and forfeiture of our stock. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

        In the event we close a restaurant, we record the liability to cover future lease termination costs using the fair value of these liabilities as estimated in accordance with the FASB guidance on accounting for costs associated with exit or disposal activities. This estimate is generally based on the term of the lease and the lease termination fee we expect to pay. The amount of the estimated liability established is generally the present value of these estimated net future payments upon exiting the property.

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

Results of Operations for the Fiscal Years Ended December 29, 2009 and December 30, 2008

Revenue

        We generated $85,849,048 and $96,294,344 of revenue during fiscal years 2009 and 2008, respectively. We believe the decrease in revenue of 10.8% for 2009 compared to 2008 was caused primarily by the macroeconomic factors affecting the restaurant industry in general. Guest traffic at comparable restaurants, which included restaurants in operation over 18 months, decreased approximately 7.2%. Throughout 2009 and particularly in the last half of the year, we began heavy discounting and a marketing program to drive guest traffic back into the restaurants. Although the discounting further reduced our average check and lowered revenues, our guest traffic has improved in late 2009 and early 2010. Comparable restaurant revenue, which included restaurants in operation over 18 months, decreased 13.2% from 2008 to 2009, primarily due to the additional fiscal week in 2008 for each of our comparable restaurants as well as the decrease in guest traffic. The average weekly revenue per restaurant at our comparable restaurants decreased 11.6% or $8,607 from $73,959 in 2008 to $65,352 in 2009.

        We expect that restaurant revenue will vary from quarter to quarter. We anticipate continued seasonal fluctuations in restaurant revenue due in part to increased outdoor seating and generally favorable weather conditions at many of our locations during the summer months. Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of any future restaurant openings to cause fluctuations in restaurant revenue. Additionally, other factors outside of our control, such as inclement weather, timing of holidays, consumer confidence in the economy and changes in consumer preferences may affect our future revenue. We believe that the decreased consumer confidence that has negatively impacted the restaurant industry as a whole beginning in 2007, continues. Throughout the industry, same-store-sales and guest traffic counts were lower in 2009 than in 2008.

Restaurant Costs

Food and beverage

        Our food and beverage costs, as a percentage of revenue, decreased 2.8% to 27.4% in 2009 from 30.2% in 2008. Pricing negotiations with our suppliers, a menu price increase of approximately 4.0% in March 2008 and improved oversight of inventory and kitchen management contributed to this decrease.

        Due to the number of restaurants we now operate throughout the Midwest, we are able to contract for many of the food commodities we use in our restaurants for periods up to one year. Based on several new contracts entered into in the later part of 2008, we were able to reduce our food and beverage costs as a percentage of revenue throughout 2009 by reducing our exposure to commodity price increases. We do, however, expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for which we do not have contracted pricing, fluctuation within commodity-priced goods and guest preferences. We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences. Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests. Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty. We expect food and beverage costs at our newer restaurants to be higher initially due to inefficiencies that are part of the start-up process of a new restaurant. Additionally, with any future expansion, we believe our brewing process will allow us to keep our high quality beer products intact while leveraging our fixed production costs, thereby enhancing overall profitability.

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

        Our labor costs, as a percentage of revenue, decreased 1.8% to 35.0% in 2009 from 36.8% in 2008. As our new restaurants began to stabilize and we trained new managers on a number of operational metrics and initiatives focused on manager accountability and internal development of restaurant-level staff, we were able to reduce labor costs as a percentage of revenue.

        We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses. We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

        Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable. Our direct restaurant operating expense as a percentage of revenue increased 0.2% to 15.0% in 2009 from 14.8% in 2008. We began to use outside media advertising more aggressively in 2009, which was the primary reason for the increase in direct operating costs. While such increase as a percentage of revenue was due in part to a smaller revenue base, increases in advertising, linen, laundry and janitorial services, were offset, in part, by the decrease in printing cost and utilities, as well as the reduced cost of certain supplies including paper, plastic and uniforms.

        We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations and the elimination of waste. While we started seeing the effects of previously renegotiated operating items in late 2008 and benefited more fully from the cost reductions throughout 2009, the cost reductions were more than offset by the 2009 decrease in revenue.

Occupancy

        Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 1.7% as a percentage of revenue to 8.1% in 2009 from 6.4% in 2008, due in part to a smaller revenue base. Our occupancy cost changed significantly in the fourth quarter of 2009 as a result of the lease amendments entered into in October 2009 as part of the Transaction. As a result of those amendments, we converted nine of the leases at restaurants we operate from capital to operating leases. As such, expense related to those leases is included in rent expense instead of interest expense. Also included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term. This non-cash rent expense of $786,767 and $260,080 is included in occupancy costs in 2009 and 2008, respectively. The $526,687 increase in non-cash rent expense was due primarily to the rent reductions provided by Donald A. Dunham, Jr., the affiliated Dunham entities (collectively, with Mr. Dunham, "the Dunham Landlords") and certain of our other landlords.

Pre-opening

        Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, wages and expenses of a new restaurant opening team during periods of expansion, rental costs incurred during the construction period and certain other direct costs associated with opening new restaurants. Pre-opening costs, excluding construction-period rent, are primarily incurred in the month of, and two months prior to, restaurant opening.

        Pre-opening costs decreased $1,452,642 to $211,252 in 2009 from $1,663,894 in 2008. Included in such expense in 2009 were expenses related to the opening of our restaurant in Indianapolis, Indiana. Pre-opening expenses incurred in 2008 were related primarily to the restaurants we opened in St. Louis, Missouri; Ft. Wayne and South Bend, Indiana; and Toledo, Ohio.

General and administrative

        General and administrative expense includes all salaries and benefits, including non-cash stock-based compensation, associated with our corporate staff that is responsible for overall restaurant quality, any future expansion into new locations, financial controls and reporting, restaurant management recruiting, management training, excess capacity costs related to our beer production facility, and salaries and expenses of our new restaurant opening team when it was not dedicated to a particular restaurant opening. Other general and administrative expense includes advertising, professional fees, investor relations, office administration, centralized accounting system costs and travel by our corporate management.

        General and administrative expense decreased $3,304,559 to $7,575,730 in 2009 from $10,880,289 in 2008. As a percentage of revenue, general and administrative expenses decreased 2.5% in 2009 over 2008. The primary sources of such decreases were expenses related to recruiting, relocation, training and consulting costs, compensation and travel expense. Such decreases were offset in part by increased marketing and investor relations expense. Non-cash stock-based compensation included in general and administrative expense was $152,464 and $461,901 in 2009 and 2008, respectively.

        We continue to seek ways to reduce our general and administrative expenses through additional pricing negotiations with our vendors. While we have started seeing the effects of previously renegotiated general and administrative costs, we will closely monitor and attempt to further reduce these expenses while seeking to preserve an infrastructure that remains suitable for our current operations. Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios to return to levels more consistent with the industry, allowing us to reduce our costs. To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses. We believe our general and administrative expense and our general and administrative expense as a percentage of revenue will decrease in 2010 compared to 2009.

Depreciation and amortization

        Depreciation and amortization expense increased $236,537 to $6,805,073 in 2009 from $6,568,536 in 2008, due principally to the additional depreciation related to new restaurants. As a percentage of revenue, depreciation expense increased 1.1% to 7.9% in 2009 from 6.8% in 2008, due in part to a smaller revenue base.

Exit or disposal activities

        In August 2008, we closed our Rogers, Arkansas restaurant. Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss. We believe the closure of this restaurant has allowed management to focus capital and personnel resources on our other restaurants in order to increase future operating efficiencies and cash flow. We are working to find a replacement tenant for the location, for which we are bound by a lease. Such lease expires in December 2018, pursuant to an amendment entered into in October 2009. Costs incurred in 2009 and 2008 in connection with this closure include costs to maintain the facility of approximately $495,714 and $231,498, respectively. We will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance until we are able to find a replacement tenant. We recorded a non-cash lease termination liability of $852,146 based on management's estimate of the fair value of these obligations. This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property. In October 2009, we entered into an amendment to the lease for this location. In conjunction with such amendment, we recorded an additional $910,542 non-cash lease termination liability to reflect the changes in the lease terms. Amortization of this sublease liability was $52,373 in fiscal year 2009. All costs related to the closing of the Rogers restaurant, including lease payments, are reflected in our statements of operations as "exit or disposal activities". As December 29, 2009, our annual lease payments for the Rogers site were $405,000 and our ongoing costs to maintain the property were approximately $7,500 per month. As of December 29, 2009, our future undiscounted cash payments under the terms of this lease were approximately $4.0 million.

        As part of the Master Agreement we entered into with the Dunham Entities in February 2009, we agreed to reimburse DCM for any out-of-pocket expenses incurred, reduced by net proceeds from the sale of the real estate or lease income associated with the Rogers, Arkansas site and the site at Troy, Michigan upon which we decided not build a restaurant. We have concluded that as of December 29, 2009, it is probable we will need to reimburse DCM approximately $438,000 of such costs related to the Troy, Michigan site and have included such costs in "exit or disposal activities" on our statement of operations for fiscal year 2009. As of December 29, 2009, the carrying cost of the land approximated $16,000 per month. Reimbursement of costs related to these sites, including the carrying cost of the related land, will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate. The actual amount due DCM could fluctuate due to changes in the economy.

Interest

        Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand. Interest expense decreased $1,250,880 to $5,397,607 in 2009 from $6,648,487 in 2008 due to capital lease reductions from our landlords and equipment financers. Additionally, in October 2009, leases at nine of the restaurants we operate were converted from capital to operating leases. Beginning in the fourth quarter of 2009, expense related to such leases that was previously recorded as interest expense, was recorded as occupancy costs. Interest income decreased $26,509 in 2009 over 2008 due to the reduction of cash on hand.

Liquidity and Capital Resources

        As of December 29, 2009, we had $1,743,599 of cash and a working capital deficit of $8,529,947, compared to $2,652,411 of cash and a $7,809,664 working capital deficit at December 30, 2008.

        During the year ended December 29, 2009, we obtained $1,599,439 net cash from operating activities and obtained proceeds of $1,800,000 pursuant to capital lease and debt agreements. We used $947,374 of net cash to purchase equipment and other assets primarily related to our new restaurant and our beer production facility, made payments aggregating $1,935,000 on our debt and capital lease obligations and used $1,425,877 cash for costs related to the issuance of common stock to DHW in the Transaction.

        During the year ended December 30, 2008, we obtained proceeds of $9,000,000 pursuant to capital lease agreements and made payments aggregating $2,039,003 on our debt and capital lease obligations. We received net cash of $34,046 from issuance of our common stock upon the exercise of stock options. We used $7,550,259 of net cash in operating activities and $3,869,208 of net cash to purchase equipment and other assets primarily related to our new restaurants and our beer production facility.

Reverse Stock Split:

        In December 2009, our board of directors approved a one-for-six-share-combination of our common stock which became effective January 13, 2010. As a result of this reverse stock split, every six shares of our common stock that were issued and outstanding as of January 13, 2010, were automatically combined into one issued and outstanding share without any change in the par value of such shares, and the number of authorized but unissued shares of our common stock were proportionally reduced. A proportionate adjustment was also made to our outstanding stock options and warrants. No fractional shares were issued in connection with this reverse stock split. Shareholders who were entitled to fractional shares received cash in lieu of receiving fractional shares. All references within this document to loss per share reflect this reverse stock split. Additionally, the number of common shares, stock options and warrants, and the price per common share, stock option and warrant, reflect this reverse stock split.

Debt Conversion Transaction:

        In October 2009, we completed the Transaction with DHW, our primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between our company and DHW dated September 21, 2009. In the Transaction, approximately $15 million of our indebtedness to DHW was converted into 4,666,666 shares of our company's common stock at a conversion price of approximately $3.24 per share. We obtained a waiver under the financial viability exception from NASDAQ to its shareholder approval requirements, so the Transaction was not subject to approval by our shareholders. The Transaction was approved, however, by a special committee of our company's independent directors, by our board of directors, and by our audit committee under our company's related person transaction policy. As a result, DHW and affiliated parties came to beneficially own an aggregate of 64.8% of our company's common stock, which constituted a change in control of our company. Because of this change in control, our use of federal net operating loss carryforwards to offset future taxable income will be limited. We recorded approximately $1.7 million of issuance costs related to the Transaction.

        During the first year following closing, if the average bid price of our common stock for any period of 20 consecutive trading days equals or exceeds $4.28, we will have the right, exercisable on a one-time basis, to repurchase for $.006 per share an amount of the shares issued to DHW in the Transaction as would enable DHW to retain such issued shares having a market value of $20.0 million following such repurchase. The right may be triggered multiple times during the year, but may only be exercised once. If we were to exercise this right, such exercise would be considered an equity transaction reported as a reduction of shareholders' equity.

        In connection with the closing of the Transaction, the parties entered into a number of ancillary agreements. Amendment No. 1 to the Master Agreement, between the Dunham Entities and our company amends the Master Agreement entered into in February 2009 by such parties. Under the amendment, the parties agreed to provide the agreed-upon rent reductions in 2009 and agreed to use reasonable commercial efforts to seek rent reductions on real estate leases of up to $1.7 million in 2010 on leases for properties controlled by the Dunham Landlords and properties not controlled by the Dunham Landlords, compared to $1.5 million under the original Master Agreement.

        In connection with the Transaction, a Master Amendment to Leases was entered into by and among our company and the Dunham Landlords. Under the Master Amendment to Leases, the Dunham Landlords agreed to a limited deferral of 30% of the rent due under lease agreements between our company and the Dunham Landlords. In addition, for all rent payments due on or after June 1, 2009 under restaurant leases with the Dunham Landlords, rent has been deferred for one month. The deferred rents must be repaid upon the first to occur of (a) our completing a debt or equity financing in the amount of $2.0 million or (b) upon the first anniversary of closing. The monthly accrued and deferred rent is approximately $73,000 per month. In addition, the Dunham Landlords waived any defaults or events of default existing under the leases as of the closing date.

        In connection with the Transaction, our company and three of our executive officers, Steven J. Wagenheim, James G. Gilbertson and Darius H. Gilanfar, entered into amendments to their existing employment agreements which provide that each will have employment for a term of one year following the closing of the Transaction, and will be entitled to severance benefits that include one year of base compensation if employment is terminated without cause, in addition to the balance of the one-year term, if terminated prior to the end of such term. The employment agreements are automatically extended for one-year terms unless either our company or the executive gives at least 60 days' notice to the other of an intent not to extend. In addition, Mr. Wagenheim's employment agreement was amended to reduce his severance benefit from 18 months to 12 months.

        In connection with the Transaction we also entered into an amendment to the bridge loan agreement with Harmony which deferred the October 1, 2009 interest payment, modified the minimum net consolidated revenue covenant for the quarters ending September 29, 2009 and December 29, 2009, and waived any participation rights in the Transaction.

        We also entered into a Registration Rights Agreement with DHW under which we granted DHW certain registration rights with respect to the shares that DHW received in the Transaction. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC covering 777,777 of DHW's shares within 90 days of the closing date, and agreed, upon request by DHW and if DHW has sold the shares previously registered, to file registration statements covering 777,777 additional shares each six months thereafter. Under the Registration Rights Agreement, we are not obligated to file (a) more than six registration statements; (b) registration statements more frequently than every six months; or (c) any registration statement more than three years after the closing date. The first of such resale registration statements became effective in February 2010.

Harmony Bridge Loan:

        In March 2009, we entered into a bridge loan agreement with Harmony to provide $1.0 million of partially convertible debt financing. The chairman of our board of directors, Eugene E. McGowan, is a member of, and has a beneficial interest in, Harmony. The transaction was approved by our audit committee as a transaction with a related person. The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan originally to be funded by April 30, 2009. The closing date on the remainder of the amount committed was extended by reason of successive amendments through December 16, 2009. An amendment dated December 16, 2009, provided, among other things, that the amount to be loaned under the bridge loan agreement would be decreased to $800,000 from $1.0 million. The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable pursuant to the amendment as follows:

          (a)   The principal amount outstanding under the loans shall be payable as follows: (i) six installments of $9,000 each shall be payable on January 1, 2010, and on the first day of each month thereafter including June 1, 2010; (ii) the remaining principal amount outstanding shall be payable in 12 equal monthly installments commencing on January 1, 2011 and on the first day of each month thereafter, with the final installment of any unpaid principal due on December 1, 2011.

          (b)   Interest accrued shall be treated as follows: (i) accrued and unpaid interest shall be added to the principal amount outstanding under the loans on July 1, 2009, October 1, 2009 and January 1, 2010; (ii) accrued interest shall be payable quarterly in arrears on April 1, 2010, July 1, 2010, October 1, 2010 and January 1, 2011; and (iii) accrued interest shall be payable monthly in arrears commencing on February 1, 2011 and on the first day of each month thereafter; with a final payment of any accrued and unpaid interest due on December 1, 2011 with the final payment of principal.

        The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles, relating to the our Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant. The notes may be prepaid upon 30 days prior notice without premium or penalty. The notes must also be paid if we receive $4.0 million or more of proceeds from the sale of equity securities or securities convertible into equity securities. The notes must also be repaid in the event we default under the terms and conditions of the bridge loan, including the financial covenants set forth therein. Such covenants include maintaining minimum operating income before interest, taxes, depreciation and amortization from the Sioux Falls, South Dakota restaurant operations, and minimum consolidated revenue of our company, as provided in the bridge loan agreement. Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $3.00 per share.

        In addition, we issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock exercisable six months after date of issuance at a price of $1.52 per share, or 110% of the closing price of our stock on March 30, 2009. The notes and the warrants provide customary anti-dilution rights to the holders, including weighted average anti-dilution provisions for sales at less than the exercise or conversion prices thereof. We have also agreed that if we propose to issue new securities in excess of 1.0% of our outstanding shares prior to May 1, 2010, subject to the exceptions noted below, we will give the investors the right to purchase up to that portion of the new securities which equals the proportion of the number of securities purchasable upon conversion of notes and exercise of the warrants relative to our outstanding stock as of March 30, 2009. The participation right is not applicable to certain categories of issuances, such as shares issuable pursuant to public offerings, mergers and acquisitions, and options, warrants and other rights to purchase securities. We have also granted the investors certain rights to require us to file a registration statement with the SEC covering the common stock acquired by them upon conversion of the notes or exercise of the warrants, or include such shares in certain company registrations, at our expense.

Rent Reduction Agreements:

        In February 2009, we entered into a Master Agreement with the Dunham Entities to provide rent or other cash flow reductions to us in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010. The Master Agreement provided that the DCM would amend and restate applicable leases and subleases to reflect negotiated rent reductions. As a part of the Master Agreement, DCM agreed to amend its leases with us that were treated as capital leases for accounting purposes by reducing their terms to periods which would thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles. As part of the Transaction entered into in October 2009, the Dunham Entities agreed to use reasonable commercial efforts to seek rent reductions on real estate leases of up to $1.7 million in 2010 (rather than the above-referenced $1.5 million) and the Dunham Landlords amended their building leases. The amended terms were effective January 1, 2009, and in most cases the expiration date of the lease is December 31, 2018. We have determined that ten of the amended leases (including Rogers, Arkansas) qualify as operating leases and seven will remain capital leases. As a result of these amendments, we removed approximately $20 million of assets and $22 million of liabilities from our balance sheet. The resulting gain will be recognized over the life of the amended leases. In consideration of the agreements of DCM provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 166,666 shares of our common stock at an exercise price of $1.58 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement. The value of these warrants of $136,495 is being amortized over a ten-year period, which is the term of the majority of the underlying lease agreements.

        Subsequently, we entered into agreements with certain of our other landlords for rent reductions. Such rent reductions are deemed to be part of the above-referenced $4.2 million in aggregate rent reductions sought for 2009 and 2010. In consideration of such rent reductions, we have issued five-year warrants to purchase our common stock to such landlords. At the time of issuance, the aggregate number of shares underlying such warrants was 34,362 and the weighted average exercise price was $1.68 per share. The value of these warrants of $29,792 is being amortized over the underlying lease terms.

        We believe the Transaction has improved our balance sheet by reducing aggregate indebtedness and better positioning our company to operate our business. Our ability to fund our operations in future periods will depend upon our future operating performance, and more broadly, achieving budgeted revenue and operating margins, and on the availability of equity and debt financing, all of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control. The amount of any such required funding would depend upon our ability to generate working capital. If our future operating performance is below expectations and management determines we need to raise capital, there can be no assurance that we will obtain financing on favorable terms or at all. If we raise additional capital through the issuance and sale of equity securities, the securities may be issued at prices below the market price of our stock, and our shareholders may suffer significant dilution. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. If cash flow from operations are insufficient to fund expected capital needs, or if our needs are greater than anticipated and we are unable to obtain additional capital, our business and results of operations will be materially and adversely affected.

Commitments

Capital Leases:

Property leases

        As of December 29, 2009, we operated 15 restaurants under capital lease agreements, of which one expires in 2019, one in 2020, one in 2021, two in 2022, two in 2023, three in 2024, two in 2026 and three in 2027, all with renewable options for additional periods. Thirteen of these lease agreements originated with the Dunham Landlords. Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales. At the inception and the amendment date of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

        In May 2008, we entered into a 20-year net lease agreement relating to the restaurant we planned to open in Troy, Michigan. However, in February 2009, we decided not to build on that site, and as part of an agreement with the Dunham Entities, we will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site.

Equipment leases

        We entered into a lease agreement in 2001 for the equipment and leasehold improvements at our St. Cloud, Minnesota and Sioux Falls, South Dakota restaurants and for equipment at our beer production facility. Such lease was paid in full in 2008. The annual interest rate on this lease, which was personally guaranteed by Steven J. Wagenheim, our president, chief executive officer and one of our directors, and a former director of ours, was approximately 6.8%.

        In August 2006, we entered into a master lease agreement with Carlton Financial Corporation ("Carlton") pursuant to which we could "finance lease" up to $3.0 million of equipment purchases for three restaurant locations. Subsequently, we entered into three lease schedules and amendments to this master lease, pursuant to which we began leasing equipment for an initial lease term ranging from 36 to 39 months. The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million and the annual interest rate on each ranges from 12.9% to 19.6% annually. In February 2009 and again in August 2009, we entered into amendments to the three lease schedules of our master lease agreement with Carlton consolidating the three schedules into one, reducing the monthly payments and extending the terms of the lease schedules by approximately two years. Pursuant to the amendments, we may purchase Carlton's interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment. Steven J. Wagenheim, our president, chief executive officer and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee.

        In June 2007, we entered into a lease for an energy optimization system at our Maple Grove, Minnesota restaurant for approximately $30,000. This five-year lease commenced June 28, 2007, carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

        In December 2007, we entered into an Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for our restaurants. As of March 2009, DHW had purchased and leased to us equipment costing $16.0 million. Under the terms of the agreement, each five-year lease with DHW was for equipment costing approximately $1.0 million per restaurant and the annual interest rate on each lease ranged from 10.3% to 12.3%. Payments due DHW had an annual interest rate equal to the DHW bank base rate plus 4.8%. As part of the Transaction entered into in October 2009, the aggregate balance remaining of approximately $15 million was extinguished through the issuance of 4,666,666 shares of our common stock.

Operating Lease:

        The land portions of the 15 property leases referenced above, 13 lease agreements of which originated with the Dunham Landlords, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, we have obligations under the following operating leases:

        We operate nine restaurants under operating lease agreements with the Dunham Landlords. As a part of the Master Agreement entered into in February 2009, DCM agreed to amend its building leases with our company that were then treated as capital leases for accounting purposes by reducing their terms to periods which would thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles. As part of the Transaction entered into in October 2009, the Dunham Landlords amended such leases. We determined that the amended leases of these nine restaurants qualify as operating leases pursuant to the FASB guidance on accounting for leases. Of such leases, one expires in 2016, one in 2017 and seven in 2018.

        In January 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo, North Dakota restaurant. Under the lease terms, we are obligated to annual rent of $72,000 plus contingent rent based upon restaurant sales.

        In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices. The lease commenced October 1, 2005. In November 2007 and again in December 2009, we entered into amendments to such lease to include additional space and rent reduction. Pursuant to the amended lease, which expires in November 2011, annual rent is $72,115 with scheduled annual increases throughout the term of the lease. Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.

        In March 2006, we entered into a lease agreement for the land and building for our St. Louis Park, Minnesota restaurant. Rental payments for this lease are $148,625 annually. This operating lease expires in 2016 with renewal options for additional periods.

        In August 2008, we ceased operations at our restaurant in Rogers, Arkansas. However, we are currently bound by the terms of lease agreement which expires in 2018 pursuant to an amendment entered into in October 2009. Pursuant to the Master Agreement with the Dunham Entities described above, we will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with this site. The lease, as amended, is classified as an operating lease as it does not meet the requirements for a capital lease.

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

Personal Guaranties:

        One of our directors and one former director have personally guaranteed certain of our leases and loan agreements. Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004. In addition, in August 2006, we entered into a lease agreement with Carlton pursuant to which we financed approximately $3.0 million of equipment. Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement, for which our board of directors agreed to compensate him. The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period. During fiscal years 2009 and 2008, we recorded $56,880 and $91,692 of such compensation in general and administrative expense, respectively, and paid $25,000 and $75,000 of such compensation, respectively.

        In December 2007, we entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment our restaurants. Mr. Wagenheim had a 20% membership interest in DHW and personally guaranteed 20% of DHW's indebtedness to its lenders. However, he was not entitled to receive from DHW cash distributions from its operations, or the sale, disposition or financing of its assets, or any other form of fee, dividend, charges or distribution from DHW arising out of his ownership interest in DHW or his guaranty of its debt. Concurrent with our entry into the Transaction, an agreement was reached among the members of DHW for the termination of Mr. Wagenheim's interest in DHW. He is no longer obligated to guaranty any of DHW's obligations to banks. Mr. Wagenheim is not entitled to receive any of the shares of common stock issued to DHW or any other benefit from the Transaction. Furthermore, Mr. Wagenheim did not receive a guarantee fee or other payment from us in connection with the equipment lease financing from DHW.

Employment Agreements:

        We have entered into employment agreements with Steven J. Wagenheim, our president and chief executive officer; James G. Gilbertson, our chief financial officer; and Darius H. Gilanfar, our chief operating officer, providing for their employment on an at-will basis. Each agreement, as amended in October 2009, provides that the executive will have employment for a term of one year following the closing of the Transaction, and will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the one-year term, if terminated prior to the end of such term. Each employment agreement is automatically extended for a one-year term unless either our company or the executive gives at least 60 days' notice to the other of an intent not to extend. The agreements also provide for a base annual salary which may be increased by our board of directors, incentive compensation as determined by our compensation committee from time to time, and participation in our company's other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of our company and his employment terminates without cause or for good reason, as defined in the agreement. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter. As of March 18, 2010, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

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

Summary of Contractual Obligations

        The following table summarizes our obligations under contractual agreements and the timeframe within which payments on such obligations are due. This table does not include amounts related to contingent rent as such future amounts are not determinable. In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company coupled with a termination of employment or other unforeseeable events. Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
Contractual Obligations	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	Fiscal Years Thereafter
Long-term debt, principal	$2,533,159	$403,199	$1,896,156	$9,617	$224,186
Interest on long-term debt	507,610	190,999	143,155	36,692	136,765
Capital lease obligations, including interest	57,450,093	3,967,600	8,101,611	7,610,633	37,770,250
Operating lease obligations, including interest	68,681,459	6,157,762	12,372,162	12,815,667	37,335,867
Purchase contracts*	1,254,314	227,317	681,993	345,004	—
Loan guarantee	143,382	127,927	13,645	1,810	—

Total obligations	$130,570,018	$11,074,804	$23,208,722	$20,819,423	$75,467,068

*
While we are contractually obligated to make these purchases, we have the contractual right to defer such purchases into later years. However, if we defer such purchases into later years, we may incur additional charges.

Certain amounts do not sum due to rounding.

        During 2009, we did not meet our internal budget primarily due to declining revenue. We believe the Transaction completed in October 2009 has improved our balance sheet by reducing aggregate indebtedness and better positions our company to operate our business. We continue to review our capital needs and our ability to raise additional capital. Based on our current operating trends, we believe we have sufficient capital to operate our business during 2010. If, however, we experience a change in our business operations or further declining revenues, we may require further funding for operations during 2010.

Recently Issued Accounting Standards

        See the "Recently Issued Accounting Standards" section of Note 1 to our consolidated financial statements for a summary of new accounting literature.

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

Changes in commodity prices:

        Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us. These commodities are generally purchased based upon market prices established with vendors. To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2014 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing. As of December 29, 2009, our future obligations under such contracts aggregated approximately $1.3 million.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 29, 2009, our disclosure controls and procedures were effective.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 29, 2009, our internal control over financial reporting was effective based on those criteria.

        Schechter, Dokken, Kanter, Andrews & Selcer Ltd., the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 29, 2009, as stated in its report, which appears in the attached financial statements.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 29, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We incorporate by reference the information contained under the captions "Proposal 1—Election of Directors," "Our Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2010 annual meeting of shareholders.

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

Item 11.    Executive Compensation.

        We incorporate by reference the information contained under the captions "Non-Employee Director Compensation" and "Executive Compensation" in our definitive proxy statement for the 2010 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive proxy statement for the 2010 annual meeting of shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        We incorporate by reference the information contained under the captions "Our Board of Directors and Committees" and "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2010 annual meeting of shareholders.

Item 14.    Principal Accountant Fees and Services

        We incorporate by reference the information contained under the caption "Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2010 annual meeting of shareholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
See Index to Consolidated Financial Statements on page F-1 and Index to Exhibits on page E-1.

(b)
See Index to Exhibits on page E-1.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2010.

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

Signature	Title	Date

/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2010
/s/ JAMES G. GILBERTSON James G. Gilbertson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2010
/s/ JOEL C. LONGTIN Joel C. Longtin	Chairman	March 22, 2010
/s/ DONALD A. DUNHAM, JR. Donald A. Dunham, Jr.	Director	March 22, 2010

Signature	Title	Date

/s/ TODD W. HANSON Todd W. Hanson	Director	March 22, 2010
/s/ EUGENE E. MCGOWAN Eugene E. McGowan	Director	March 22, 2010
/s/ BRUCE H. SENSKE Bruce H. Senske	Director	March 22, 2010
/s/ DAVID A. TIMPE David A. Timpe	Director	March 22, 2010

Board of Directors
Granite City Food & Brewery Ltd.
Minneapolis, Minnesota

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Granite City Food & Brewery Ltd. as of December 29, 2009 and December 30, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 29, 2009. We also have audited Granite City Food & Brewery Ltd.'s internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Granite City Food & Brewery Ltd.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report On Internal Control Over Financial Reporting." Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite City Food & Brewery Ltd. as of December 29, 2009 and December 30, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 29, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Granite City Food & Brewery Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

Minneapolis, Minnesota
March 22, 2010

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED BALANCE SHEETS

	December 29, 2009	December 30, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$1,743,599	$2,652,411
Inventory	832,135	773,468
Prepaids and other	563,284	473,343

Total current assets	3,139,018	3,899,222
Prepaid rent, net of current portion	303,763	456,644
Property and equipment, net	51,336,414	76,251,463
Intangible and other assets	1,242,761	1,503,336

Total assets	$56,021,956	$82,110,665

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,497,858	$2,000,812
Accrued expenses	6,300,053	5,962,487
Accrued exit or disposal activities, current portion	133,195	19,999
Deferred rent, current portion	1,356,391	203,062
Deferred gain, current portion	273,607	—
Long-term debt, current portion	389,391	320,697
Capital lease obligations, current portion	718,470	3,201,829

Total current liabilities	11,668,965	11,708,886
Accrued exit or disposal activities, net of current portion	2,005,468	822,494
Deferred rent, net of current portion	3,398,193	2,817,593
Deferred gain, net of current portion	1,991,859	—
Long-term debt, net of current portion	2,122,120	1,668,134
Capital lease obligations, net of current portion	27,507,051	62,616,992

Total liabilities	48,693,656	79,634,099

Shareholders' equity:*
Common stock, $0.01 par value, 15,000,000 shares authorized; 7,366,217 and 2,699,551 shares issued and outstanding at December 29, 2009 and December 30, 2008, respectively	73,662	26,996
Additional paid-in capital	58,409,379	43,979,355
Accumulated deficit	(51,154,741)	(41,529,785)

Total shareholders' equity	7,328,300	2,476,566

Total liabilities and shareholders' equity	$56,021,956	$82,110,665

*
All shareholders' equity information, including share and per share information, reflects the Company's one-for-six share combination (Note 3).

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 29, 2009	December 30, 2008
Restaurant revenues	$85,849,048	$96,294,344
Cost of sales:
Food, beverage and retail	23,557,063	29,035,558
Labor	30,052,771	35,429,340
Direct restaurant operating	12,892,914	14,260,116
Occupancy	6,983,445	6,200,309

Total cost of sales	73,486,193	84,925,323

Pre-opening	211,252	1,663,894
General and administrative	7,575,730	10,880,289
Depreciation and amortization	6,805,073	6,568,536
Exit or disposal activities	1,798,401	1,271,307
Other	202,027	146,360

Operating loss	(4,229,628)	(9,161,365)

Interest:
Income	2,279	28,788
Expense	(5,397,607)	(6,648,487)

Net interest expense	(5,395,328)	(6,619,699)

Net loss	$(9,624,956)	$(15,781,064)

Loss per common share, basic*	$(2.53)	$(5.85)

Weighted average shares outstanding, basic*	3,802,206	2,699,005

*
All shareholders' equity information, including share and per share information, reflects the Company's one-for-six share combination (Note 3).

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY*

	Common stock shares	Par value	Additional paid-in capital	Accumulated deficit	Shareholders' equity
Balance on December 25, 2007	2,693,068	$26,931	$43,399,150	$(25,748,721)	$17,677,360
Compensation expense on options			546,223		546,223
Common shares issued upon exercise of options	2,500	25	34,025		34,050
Common shares issued upon exercise of warrants	3,983	40	(43)		(3)
Net loss				(15,781,064)	(15,781,064)

Balance on December 30, 2008	2,699,551	26,996	43,979,355	(41,529,785)	2,476,566
Compensation expense on options			205,582		205,582
Warrants issued for rent concessions and long-term debt			207,171		207,171
Issuance of common stock to extinguish debt	4,666,666	46,666	14,017,271		14,063,937
Net loss				(9,624,956)	(9,624,956)

Balance on December 29, 2009	7,366,217	$73,662	$58,409,379	$(51,154,741)	$7,328,300

*
All shareholders' equity information, including share and per share information, reflects the Company's one-for-six share combination (Note 3).

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2009	December 30, 2008
Cash flows from operating activities:
Net loss	$(9,624,956)	$(15,781,064)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation and amortization	6,674,551	6,520,398
Other amortization	130,522	48,138
Stock warrant/option expense	205,582	546,223
Non-cash interest expense	358,084	—
Loss on disposal of property and equipment	202,027	146,360
Loss on exit or disposal activities	1,296,169	977,550
Deferred rent	1,884,097	635,670
Changes in operating assets and liabilities:
Inventory	(58,667)	53,902
Prepaids and other	(32,079)	104,021
Accounts payable	342,243	(290,050)
Accrued expenses	221,866	(511,407)

Net cash provided by (used in) operating activities	1,599,439	(7,550,259)

Cash flows from investing activities:
Purchase of:
Property and equipment	(669,685)	(3,435,975)
Intangible and other assets	(277,689)	(433,233)

Net cash used in investing activities	(947,374)	(3,869,208)

Cash flows from financing activities:
Payments on capital lease obligations	(1,622,851)	(1,760,798)
Proceeds from capital leases	1,000,000	9,000,000
Payments on long-term debt	(312,149)	(278,205)
Proceeds from long-term debt	800,000	—
Net (costs) proceeds from issuance of stock	(1,425,877)	34,046

Net cash (used in) provided by financing activities	(1,560,877)	6,995,043

Net decrease in cash	(908,812)	(4,424,424)
Cash and cash equivalents, beginning	2,652,411	7,076,835

Cash and cash equivalents, ending	$1,743,599	$2,652,411

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,374,580	$6,479,097

Cash paid for state minimum fees	$8,765	$8,293

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements	$2,938,266	$8,526,868

Intangible asset acquired under long-term debt agreement	$—	$250,000

Property and equipment and intangibles purchased and included in accounts payable	$154,803	$1,337,582

Capital lease liabilities extinguished upon the execution of lease amendments	$23,434,420	$—

Capital lease liabilities and accrued interest extinguished upon the issuance of stock, net of issuance costs	$15,604,035	$—

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Background

        Granite City Food & Brewery Ltd. (the "Company") develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®. The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site. The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets. As of December 29, 2009, the Company operated 26 restaurants in 11 states. The Company also operates a centralized beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer. The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations. In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

Principles of consolidation and basis of presentation

        During 2009, the Company did not meet its internal budget primarily due to declining revenue caused by a deteriorating economy. In June 2009, the Company announced the hiring of MorrisAnderson in an effort to restructure its debt and leases. In October 2009, the Company completed a debt conversion transaction (the "Transaction") with DHW Leasing, L.L.C. ("DHW"), its primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between the Company and DHW dated September 21, 2009. In the Transaction, approximately $15 million of the Company's indebtedness to DHW was converted into 4,666,666 shares of the Company's common stock at a conversion price of approximately $3.24 per share. As a result, DHW and affiliated parties came to beneficially own an aggregate of 64.8% of the Company's common stock, which constituted a change in control of the Company. In connection with the Transaction, the parties entered into a number of ancillary agreements which include, but are not limited to, lease amendments, deferred lease payments and an agreement to seek to obtain further rent reductions (Note 3). Additionally, in December 2009, the Company entered into an amendment to the bridge loan agreement with Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony") which provided, among other things, that the amount to be loaned under a bridge loan agreement be decreased to $800,000 from $1.0 million and that all principal payments be extended through 2011 (Note 9). As of December 29, 2009, the loan had been funded to $800,000.

        The Company believes this restructuring has improved its balance sheet by reducing aggregate indebtedness and better positions the Company to operate its business. The Company's ability to fund its operations in future periods will depend upon its future operating performance, and more broadly, achieving budgeted revenue and operating margins, and on the availability of equity and debt financing, all of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond the Company's control. The amount of any such required funding would depend upon the Company's ability to generate working capital. If the future operating performance is below expectations and management determines it needs to raise capital, there can be no assurance that the Company will obtain financing on favorable terms or at all. If the Company raises additional capital through the issuance and sale of equity securities, the securities may be issued at prices below the market price of its stock, and its shareholders may suffer significant dilution. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict the Company's ability to operate and grow its business, and would cause it to incur

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

additional interest expense and financing costs. If cash flow from operations are insufficient to fund expected capital needs, or if the Company's needs are greater than anticipated and the Company is unable to obtain additional capital, its business and results of operations will be materially and adversely affected.

        The Company's consolidated financial statements include the accounts and operations of the Company and its subsidiary corporation under which its four Kansas locations are operated. Fifty percent of the stock of the subsidiary corporation is owned by a resident of Kansas. Granite City Restaurant Operations, Inc., a wholly-owned subsidiary of the Company, owns the remaining 50% of the stock of the subsidiary corporation. The resident-owner of the stock of that entity has entered into a buy-sell agreement with the subsidiary corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the subsidiary corporation upon certain events, or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state. The Company has entered into a master agreement with the subsidiary corporation that permits the operation of the restaurants and leases to the subsidiary corporation the Company's property and facilities. The subsidiary corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from such operations. The foregoing ownership structure was set up to comply with the licensing and ownership regulations related to microbreweries within the state of Kansas. The Company has determined that such ownership structure will cause the subsidiary corporation to be treated as a variable interest entity in which the Company has a controlling financial interest for the purpose, pursuant the Financial Accounting Standards Board's ("FASB") accounting guidance on accounting for variable interest entities. As such, the subsidiary corporation is consolidated with the Company's financial statements and the Company's financial statements do not reflect a minority ownership in the subsidiary corporation. Also included in the Company's consolidated financial statements are other wholly-owned subsidiaries. All references to the Company in these notes to the consolidated financial statements relate to the consolidated entity, and all intercompany balances have been eliminated.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America and regulations of the Securities and Exchange Commission ("SEC") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include estimates related to asset lives and gift card liability. Actual results could differ from these estimates.

Fiscal year

        The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes. Fiscal year 2009 consisted of 52 weeks while fiscal year 2008 consisted of 53 weeks.

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

Property and equipment

        Property and equipment (Note 5) is recorded at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter. Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.

        The estimated useful lives are as follows:

Computer software	3 years
Furniture and restaurant equipment	3 - 8 years
Brewery equipment	20 years
Building and leasehold improvements	10 - 20 years

        The Company accumulates the cost of architecture fees and equipment it has purchased, but not yet placed in service in its construction-in-progress account. Such equipment includes, but is not limited to, kitchen equipment, audio visual equipment, brewing equipment, computers and technical equipment.

        Management reviews property and equipment, including leasehold improvements for impairment when events or circumstances indicate these assets might be impaired pursuant to the FASB accounting guidance on accounting for the impairment or disposal of long-lived assets. The Company's management considers such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. The Company does not believe there are any unrecorded impairments with respect to its property and equipment.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Intangible and other assets

        Intangible assets (Note 6) are recorded at cost and reviewed annually for impairment. Included in intangible assets are trademarks for which registrations continue indefinitely. However, the Company expects that the value derived from these trademarks will decrease over time, and therefore amortizes them under the straight-line method over 20 years. Also included in intangible assets are transferable liquor licenses that were purchased through open markets in jurisdictions with a limited number of authorized liquor licenses. These liquor licenses are renewable every year if the Company complies with basic applicable rules and policies governing the sale of liquor in the respective states. As a result, the Company expects the cash flows from these licenses to continue indefinitely. Because there is an observable market for transferable liquor licenses and the Company expects them to generate cash flow indefinitely, pursuant to the FASB guidance on intangible assets, the Company does not amortize capitalized liquor licenses as they have indefinite lives. The cost of non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are not capitalized, but rather expensed as incurred. The annual renewal fees for each of the Company's liquor licenses, whether capitalized or expensed, are nominal and are expensed as incurred.

        Included in other assets are security deposits and deferred loan costs. Deferred loan costs are amortized straight-line over the term of the financing agreements which does not differ materially from the effective interest method of amortizing such costs.

Leases and deferred rent payable

        The Company leases substantially all of its restaurant properties. Leases are accounted for under the FASB guidance on accounting for leases. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent payable (Note 8). Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement, based on estimates of probable levels of revenue during the contingency period. Deferred rent payable also includes a tenant improvement allowance the Company received, which is being amortized as a reduction of rent expense also on a straight-line basis over the initial term of the lease.

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

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Pre-opening costs

        Pre-opening costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant's operations. Pre-opening costs consist primarily of travel, food and beverage, employee payroll and related training costs. Pre-opening costs also include non-cash rental costs under operating leases incurred during a construction period pursuant to the FASB guidance on accounting for rental costs incurred during a construction period.

Advertising costs

        Advertising costs are expensed as incurred. Total amounts incurred during fiscal years 2009 and 2008 were $1,025,450 and $675,731, respectively. Advertising costs are included as a component of direct restaurant operating expense when the costs are specific to a particular restaurant or market, or in corporate-level general and administrative expense when the costs are not specific to a given restaurant.

Income taxes

        The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on tax rates in effect in the years in which the temporary differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amounts that will more likely than not be realized (Note 11). Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements.

Stock-based compensation

        The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model. Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the following assumptions within the Black-Scholes option-pricing model for fiscal years 2009 and 2008:

	2009	2008
Dividend yield	None	None
Expected volatility	66.3% - 96.8%	40.5% - 66.3%
Expected life of option	10 years	10 years
Risk-free interest rate	2.3% - 3.8%	2.2% - 4.3%

Net loss per share

        Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the fiscal year. Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses. Calculations of the Company's net loss per common share for

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

the years ended December 29, 2009 and December 30, 2008 reflect the Company's one-for-six share combination (Note 3) and are set forth in the following table:

	Year Ended
	December 29, 2009	December 30, 2008
Net loss	$(9,624,956)	$(15,781,064)

Loss per common share, basic	$(2.53)	$(5.85)

Weighted average shares outstanding, basic	3,802,206	2,699,005

        Stock options and warrants for the purchase of 758,599 shares at December 29, 2009 and stock options and warrants for the purchase of 606,985 shares at December 30, 2008, were not used for the calculation of loss per common share or weighted average shares outstanding on a fully diluted basis.

Recently issued accounting standards

        In June 2009, the FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification became effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

        In June 2009, the FASB issued new accounting guidance which amends certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company does not anticipate any material impact on its consolidated financial statements.

        In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). This guidance requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This guidance does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. This guidance became effective for interim or annual periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Codification (ASC) No. 2010-09 that rescinded the requirement for public companies to disclose the date through which subsequent events were evaluated. See Note 16 for a discussion of subsequent events.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

        In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods and is effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not impact the Company's consolidated financial statements.

        In April 2008, the FASB issued new accounting guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under earlier FASB guidance related to goodwill and other intangible assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This guidance became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not impact the Company's consolidated financial statements.

2. Fair value of financial instruments

        At December 29, 2009 and December 30, 2008, the fair value of cash and accounts payable approximates their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3. Significant transactions

Reverse stock split

        On December 29, 2009, the Company's board of directors approved a one-for-six share combination of its common stock which became effective on January 13, 2010. As a result of this reverse stock split, every six shares of the Company's common stock that were issued and outstanding as of January 13, 2010 were automatically combined into one issued and outstanding share without any change in the par value of such shares, and the number of authorized but unissued shares of the Company's common stock was proportionally reduced. A proportionate adjustment was also made to the Company's outstanding stock options and warrants. No fractional shares were issued in connection with this reverse stock split, but rather shareholders who were entitled to fractional shares received cash in lieu of receiving fractional shares. All references within this document to loss per share reflect this reverse stock split. Additionally, the number of common shares, stock options and warrants, and the price per common share, stock option and warrant, reflect this reverse stock split.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant transactions (Continued)

Debt conversion transaction

        On October 5, 2009, the Company completed the Transaction with DHW, its primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between the Company and DHW dated September 21, 2009. In the Transaction, approximately $15 million of the Company's indebtedness to DHW was converted into 4,666,666 shares of the Company's common stock at a conversion price of approximately $3.24 per share. The Company obtained a waiver under the financial viability exception from NASDAQ to its shareholder approval requirements, so the Transaction was not subject to approval by the Company's shareholders. The Transaction was approved by a special committee of the Company's independent directors, by its board of directors, and by its audit committee under the Company's related person transaction policy. As a result, DHW and affiliated parties came to beneficially own an aggregate of 64.8% of the Company's common stock, which constituted a change in control of the Company. Because of this change in control, the Company's use of federal net operating loss carryforwards to offset future taxable income will be limited. The Company recorded approximately $1.7 million of issuance costs related to the Transaction as a reduction to equity.

        During the first year following closing, if the average bid price of the Company's common stock for any period of 20 consecutive trading days equals or exceeds $4.28, the Company will have the right, exercisable on a one-time basis, to repurchase for $.006 per share an amount of the shares issued to DHW in the Transaction as would enable DHW to retain such issued shares having a market value of $20.0 million following such repurchase. The right may be triggered multiple times during the year, but may only be exercised once. If the Company were to exercise this right, such exercise would be considered an equity transaction reported as a reduction of shareholders' equity pursuant to the FASB accounting guidance on equity instruments.

        In connection with the closing of the Transaction, the parties entered into a number of ancillary agreements. Amendment No. 1 to a master agreement entered into in February 2009, with Dunham Capital Management, L.L.C. ("DCM"), DHW and Dunham Equity Management, L.L.C. ("DEM") (collectively, with Mr. Dunham, the "Dunham Entities"), which originally provided for rent or other cash flow reductions to the Company in the amount of $2.5 million for calendar year 2009 and $1.5 million for calendar year 2010 (the "Master Agreement"), amends the Master Agreement to provide the agreed-upon rent reductions in 2009 and agreed to use reasonable commercial efforts to seek rent reductions on real estate leases of up to $1.7 million on leases for properties controlled by Donald A. Dunham, Jr., the affiliated Dunham entities (collectively "the Dunham Landlords") and properties not controlled by the Dunham Landlords.

        In connection with the Transaction, a Master Amendment to Leases was entered into by and among the Company and the Dunham Landlords. Under the Master Amendment to Leases, the Dunham Landlords agreed to a limited deferral of 30% of the rent due under lease agreements between the Company and the Dunham Landlords. In addition, for all rent payments due on or after June 1, 2009 under restaurant leases with the Dunham Landlords, rent has been deferred for one month. The deferred rents must be repaid upon the first to occur of (a) the Company completing a debt or equity financing in the amount of $2.0 million or (b) upon the first anniversary of closing. The accrued and deferred rent is approximately $73,000 per month. In addition, the Dunham Landlords waived any defaults or events of default existing under the leases as of the closing date.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant transactions (Continued)

        The parties also entered into a Registration Rights Agreement under which the Company granted DHW certain registration rights with respect to the shares that DHW received in the Transaction. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering 777,777 of DHW's shares within 90 days of the closing date, and agreed, upon request by DHW and if DHW has sold the shares previously registered, to file registration statements covering 777,777 additional shares each six months thereafter. Under the Registration Rights Agreement, the Company is not obligated to file (a) more than six registration statements; (b) registration statements more frequently than every six months; or (c) any registration statement more than three years after the closing date. As part of the Transaction, the Company recorded a $172,179 liability for costs related to these future filings. The first of such resale registration statements became effective in February 2010.

        In connection with the Transaction, the Company and three of its executive officers, Steven J. Wagenheim, James G. Gilbertson and Darius H. Gilanfar, entered into amendments to their existing employment agreements (Note 12). The Company also entered into an amendment to the bridge loan agreement with Harmony which deferred the October 1, 2009 interest payment, modified the minimum net consolidated revenue covenant for the quarters ended September 29, 2009 and December 29, 2009, and waived any participation rights in the Transaction (Note 9).

4. Restaurant closing and asset impairment charges

Rogers, Arkansas

        In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant. Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss. Management believes the closure of this restaurant has allowed the Company to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies and cash flow. The Company is working to find a replacement tenant or terminate the lease for this location which, as amended, expires December 31, 2018. Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of $57,681, costs incurred for early contract termination of $4,578 and costs to close and maintain the facility of $726,755. During the third quarter of 2008, the Company recorded a non-cash impairment charge of $135,057 related to the write-off of the carrying value of the restaurant equipment at the Rogers location. The amount of this write-off is equal to the difference between the net book value of the equipment and the expected future cash flows generated by leasing the equipment to a replacement tenant. Until the Company is able to find a replacement tenant, it will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance. In accordance with the FASB guidance on accounting for costs associated with exit or disposal activities, the Company recorded a non-cash lease termination liability of $852,146 based on management's estimate of the fair value of these obligations at the time of the closing of the restaurant. This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property. In October 2009, the Company entered into an amendment to the lease for this location. In conjunction with such amendment, the Company recorded an additional $910,542 non-cash lease termination liability to reflect the changes in the lease terms. As of December 29, 2009, the annual lease payments for the Roger's site were $405,000 and the ongoing costs to maintain the property were approximately $7,500 per month. As of December 29, 2009, the

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restaurant closing and asset impairment charges (Continued)

Company's future undiscounted cash payments under the terms of this lease were approximately $4.0 million.

Troy, Michigan

        In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan. However, in February 2009, the Company decided not to build on that site, and as part of an agreement with the Dunham Entities, the Company will reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site (Note 12). As of December 29, 2009, the carrying cost of the land approximated $16,000 per month. Such expenses will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate. The Company's management has concluded that as of December 29, 2009, it is probable that the Company will need to reimburse DCM approximately $438,000 of such costs in addition to the $6,975 it reimbursed DCM in fiscal year 2009. Pursuant to the FASB guidance on accounting for contingencies, the Company has included $444,975 in "exit or disposal activities" on its consolidated statements of operations and $438,000 "accrued exit or disposal activities" on its balance sheet.

        The costs related to the closing of the Rogers restaurant and the decision not to build the Troy restaurant aggregated approximately $1,798,401 in fiscal year 2009 and are reflected on the Company's consolidated statements of operations as "exit or disposal activities". The following is a reconciliation of the beginning and ending balances of exit or disposal activities:

Accrued exit or disposal costs at December 25, 2007	$—
Costs incurred and charged to expense	1,145,903
Payments	(293,757)
Amortization of sublease liability	(9,653)

Accrued exit or disposal costs at December 28, 2008	842,493
Costs incurred and charged to expense	1,850,774
Payments	(502,231)
Amortization of sublease liability	(52,373)

Accrued exit or disposal costs at December 29, 2009	$2,138,663

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and equipment

        Property and equipment, including that under capital leases (Note 10), consisted of the following:

	December 29, 2009	December 30, 2008
Land	$18,000	$18,000
Buildings	31,311,399	54,991,656
Leasehold improvements	9,444,418	9,117,667
Equipment and furniture	33,536,306	31,877,053
Construction in progress*	108,868	642,579

	74,418,991	96,646,955
Less accumulated depreciation	(23,082,577)	(20,395,492)

	$51,336,414	$76,251,463

*
Construction in progress includes the following approximate amounts for items yet to be placed in service:

	December 29, 2009	December 30, 2008
Prototype/Leasehold improvements for future locations	$96,400	$187,400
Building and equipment at future locations	—	$255,200
Equipment at current locations	$12,400	$199,900

6. Intangible and other assets

        Intangible assets and other assets consisted of the following:

	December 29, 2009	December 30, 2008
Intangible assets:
Liquor licenses	$760,865	$760,865
Trademarks	160,193	140,141
Other:
Deferred loan costs	386,083	243,421
Security deposits	233,146	539,187

	1,540,287	1,683,614
Less accumulated amortization	(297,526)	(180,278)

	$1,242,761	$1,503,336

        In each of the next five years, management expects to incur $8,010 of amortization expense relative to trademarks.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accrued expenses

        Accrued expenses consisted of the following:

	December 29, 2009	December 30, 2008
Payroll and related	$1,863,688	$1,770,802
Deferred revenue from gift card sales	2,304,312	1,971,477
Sales taxes payable	606,051	619,377
Interest	269,076	568,777
Real estate taxes	580,879	536,290
Deferred registration costs	172,179	—
Other	503,868	495,764

	$6,300,053	$5,962,487

8. Deferred rent payable

        Under the terms of the lease agreement the Company entered into regarding its Lincoln property, the Company received a lease incentive of $450,000, net. This lease incentive was recorded as a deferred rent payable and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method. Rent expense was reduced by $30,000 in fiscal year 2009 and in fiscal year 2008. The deferred rent incentive balance at December 29, 2009 and December 30, 2008 was $298,889 and $328,889, respectively.

        Also included in deferred rent payable is the difference between minimum rent payments and straight-line rent over the initial lease term including the "build out" or "rent-holiday" period. Additionally, certain of the Company's landlords have agreed to defer a portion of the payments due them until future years. This deferral is offset in part by the fair value of the warrants issued in consideration of such rent reductions (Note 12). Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement. Deferred rent payable consisted of:

	December 29, 2009	December 30, 2008
Difference between minimum rent and straight-line rent	$3,251,235	$2,633,912
Deferred rent payments, net of $150,166 warrant value	1,140,843	—
Contingent rent expected to exceed minimum rent	63,617	57,854
Tenant improvement allowance	298,889	328,889

	$4,754,584	$3,020,655

9. Long-term debt

        As of December 29, 2009, the Company had three long-term loans outstanding with First National Bank ("FNB"), an independent financial institution in Pierre, South Dakota, the proceeds of which it used to purchase assets at its Fargo, North Dakota; Des Moines and Davenport, Iowa restaurants. These loans are secured by the tangible personal property and fixtures at the respective locations and

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term debt (Continued)

are guaranteed by Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors (Note 12).

        In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000. The note was issued to secure the liquor license for the Company's restaurant located in South Bend, Indiana.

        On March 30, 2009, the Company entered into a bridge loan agreement with Harmony, a group of accredited investors, to provide $1.0 million of partially convertible debt financing. The Company's Chairman, Eugene E. McGowan, is a member of, and has a beneficial interest in Harmony. The transaction was approved by the Company's Audit Committee as a transaction with a related person. The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan originally to be funded by April 30, 2009. The closing date on the remainder of the amount committed was extended by reason of successive amendments through December 16, 2009. An amendment to the agreement dated December 16, 2009, provided among other things, that the amount loaned under the bridge loan agreement would be decreased to $800,000 from $1.0 million. The bridge loan is evidenced by notes bearing interest at 9.0% per annum, payable pursuant to the amendment as follows:

          (a)   The principal amount outstanding under the loans shall be payable as follows: (i) six installments of $9,000 each shall be payable on January 1, 2010, and on the first day of each month thereafter including June 1, 2010; (ii) the remaining principal amount outstanding shall be payable in 12 equal monthly installments commencing on January 1, 2011 and on the first day of each month thereafter, with the final installment of any unpaid principal due on December 1, 2011.

          (b)   Interest accrued shall be treated as follows: (i) accrued and unpaid interest shall be added to the principal amount outstanding under the loans on July 1, 2009, October 1, 2009 and January 1, 2010; (ii) accrued interest shall be payable quarterly in arrears on April 1, 2010, July 1, 2010, October 1, 2010 and January 1, 2011; and (iii) accrued interest shall be payable monthly in arrears commencing on February 1, 2011 and on the first day of each month thereafter; with a final payment of any accrued and unpaid interest due on December 1, 2011 with the final payment of principal.

        The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to the Company's Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant. The notes may be prepaid upon 30 days prior notice without premium or penalty. The notes must also be paid if the Company receives $4.0 million or more of proceeds from the sale of equity securities or securities convertible into equity securities. The notes must also be repaid in the event the Company defaults under the terms and conditions of the bridge loan, including the financial covenants set forth therein. Such covenants include maintaining minimum operating income before interest, taxes, depreciation and amortization from the Sioux Falls, South Dakota restaurant operations, and minimum consolidated revenue of the Company, as provided in the bridge loan agreement. Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $3.00 per share.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term debt (Continued)

        In addition, the Company issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock exercisable six months after date of issuance at a price of $1.52 per share, or 110% of the closing price of the Company's stock on March 30, 2009. The notes and the warrants provide customary anti-dilution rights to the holders, including weighted average anti-dilution provisions for sales at less than the exercise or conversion prices thereof. The Company has also agreed that if it proposes to issue new securities in excess of 1.0% of its outstanding shares prior to May 1, 2010, subject to the exceptions noted below, it will give the investors the right to purchase up to that portion of the new securities which equals the proportion of the number of securities purchasable upon conversion of notes and exercise of the warrants relative to the Company's outstanding stock as of March 30, 2009. The participation right is not applicable to certain categories of issuances, such as shares issuable pursuant to public offerings, mergers and acquisitions and options, warrants and other rights to purchase securities. The Company has also granted the investors certain rights to require the Company to file a registration statement with the SEC covering the common stock acquired by them upon conversion of the notes or exercise of the warrants, or include such shares in certain company registrations, at the expense of the Company.

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

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term debt (Continued)

        As of December 29, 2009 and December 30, 2008, the balances, interest rates and maturity dates of our long-term debt were as follows:

	December 29, 2009	December 30, 2008
Des Moines (FNB)
Balance	$94,865	$226,802
Annual interest rate	5.5%	10.25%
Maturity date	8/27/2010	8/27/2010
Davenport (FNB)*
Balance	$148,828	$272,081
Annual interest rate	10.25%	10.25%
Maturity date	1/6/2011	1/6/2011
Fargo (FNB)
Balance	$1,187,349	$1,239,948
Annual interest rate	8.75%	8.75%
Maturity date	8/15/11	8/15/11
South Bend (Liquor license)
Balance	$245,640	$250,000
Annual interest rate	8.00%	8.00%
Maturity date	9/30/23	9/30/23
Harmony (Bridge loan)
Balance	$856,479	$—
Annual interest rate	9.00%	N/A
Maturity date	12/1/11	N/A

*
As of January 7, 2010, the interest rate on the FNB note secured by assets at the Davenport location was reset to 5.5%

        Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2010	$403,199
2011	1,891,893
2012	4,263
2013	4,617
2014	5,000
Thereafter	224,189

$2,533,161

        During the years ended December 29, 2009 and December 30, 2008, the Company incurred $264,716 and $182,351, respectively, in interest expense related to long-term debt.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Leases

Capital leases

        As of December 29, 2009, the Company operated 15 restaurants under capital lease agreements, of which one expires in 2019, one in 2020, one in 2021, two in 2022, two in 2023, three in 2024, two in 2026 and three in 2027, all with renewable options for additional periods. Thirteen of these lease agreements originated with the Dunham Landlords. Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales. At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

        In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan. However, in February 2009, the Company decided not to build on that site, and as part of an agreement with the Dunham Entities, the Company will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site (Note 4 and Note 12).

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

        In August 2006, the Company entered into a master lease agreement with Carlton Financial Corporation ("Carlton") pursuant to which it could "finance lease" up to $3.0 million of equipment purchases for three restaurant locations. Subsequently, the Company entered into three lease schedules and amendments to this master lease, pursuant to which it began leasing equipment for an initial lease term ranging from 36 to 39 months. The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million and the annual interest rate on each ranges from 12.9% to 19.6% annually. In February 2009 and again in August 2009, the Company entered into amendments to the three lease schedules of its master lease agreement with Carlton consolidating the three schedules into one, reducing the monthly payments and extending the terms of the lease schedules by approximately two years. Pursuant to the amendments, the Company may purchase Carlton's interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment. Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, was required to personally guarantee payments to be made to Carlton under the lease financing and the Company's board of directors agreed to compensate him for such guarantee (Note 12).

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

        In December 2007, the Company entered into an Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Under the terms of the Equipment Lease Commitment, DHW agreed to purchase and lease to the Company equipment costing up to $16.0 million. Each five-year lease had an interest rate equal to the DHW bank base rate plus 4.8%. The Company and DHW agreed upon a form of Master Equipment Finance Lease that provided, among other things, for a lease fee equal to 0.25% of the principal amount financed upon origination of each equipment lease. The Company had the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease. As of March 2009, DHW had purchased and leased to the Company equipment costing $16.0 million under the agreement. During the first quarter of 2009, the Company financed the equipment at two of its restaurants, aggregating approximately $2.0 million, under the terms and conditions of this lease. Of such financing, $1.0 million was the result of a sale-leaseback transaction with DHW for which the Company received cash proceeds. This sale-leaseback transaction met one or more criteria for treatment as a capital lease pursuant to the FASB guidance on accounting for leases. Because the Company retained substantially all the benefits and risks incident to the ownership of the property sold, the Company considered this sale-leaseback transaction merely a financing pursuant to the FASB guidance on accounting for sales with leasebacks. As such, the Company did not recognize any gain or loss on the transaction and included it as a financing activity on its consolidated statement of cash flows. As part of the Transaction entered into in October 2009, the aggregate balance remaining of approximately $15 million on all these leases was extinguished through the issuance of 4,666,666 shares of our common stock (Note 3).

        Included in property and equipment as of December 29, 2009 are the following assets held under capital leases:

	December 29, 2009	December 30, 2008
Land	$18,000	$18,000
Building	31,311,398	54,991,656
Equipment and leasehold improvements	3,365,588	17,588,649

	34,694,986	72,598,305
Less accumulated depreciation	(7,374,244)	(9,600,913)

	$27,320,742	$62,997,392

        Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company's statements of operations.

Operating leases

        The land portions of the 15 property leases referenced above, 13 lease agreements of which originated with the Dunham Landlords, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Leases (Continued)

increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, the Company has obligations under the following operating leases:

        The Company operates nine restaurants under operating lease agreements with the Dunham Landlords. As a part of the Master Agreement entered into in February 2009, DCM agreed to amend its building leases with the Company that were then treated as capital leases for accounting purposes by reducing their terms to periods which would thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles (Note 12). As part of the Transaction entered into in October 2009, the Dunham Landlords amended such leases. The Company determined that the amended leases of these nine restaurants qualify as operating leases pursuant to the FASB guidance on accounting for leases. Of such leases, one expires in 2016, one in 2017 and seven in 2018.

        In January 2001, the Company entered into a 20-year operating lease for the land upon which the Company built its Fargo, North Dakota restaurant. Under the lease terms, the Company is obligated to annual rent of $72,000 plus percentage rent based upon restaurant sales.

        In August 2005, the Company entered into a 38-month lease agreement for office space for its corporate offices. The lease commenced October 1, 2005. In November 2007 and again in December 2009, the Company entered into amendments to such lease to include additional space and rent reduction. Pursuant to the amended lease, which expires in November 2011, annual rent is $72,115 with scheduled annual increases throughout the term of the lease. Such scheduled rent increases are recognized on a straight-line basis over the term of the lease.

        In November 2005, the Company entered into an agreement for a facility in Minneapolis, Minnesota which was used as a test kitchen. This lease commenced November 1, 2005. In October 2008, the Company exercised a three-year option on this lease which, as extended, was to expire in October 2011. However, in August 2009, the Company entered into an agreement to terminate the lease. Pursuant to the termination agreement, the Company was required to pay rent through August 2009 plus an additional $11,064, which is equivalent to three months of lease payments.

        In March 2006, the Company entered into a lease agreement for the land and building for its St. Louis Park, Minnesota restaurant. Rental payments for this lease are $148,625 annually. This operating lease expires in 2016 with renewal options for additional periods.

        In August 2008, the Company ceased operations at its restaurant in Rogers, Arkansas (see Note 4). However, the Company is currently bound by the terms of this lease agreement entered into under the terms specified in the development agreement with DCM as amended in October 2009. Pursuant to an agreement with the Dunham Entities described in Note 12, the Company will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with this site. The lease, as amended, is classified as an operating lease as it does not meet the requirements for a capital lease.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Leases (Continued)

        Minimum future lease payments under all capital and operating leases are as follows:

Year ending:	Capital Leases	Operating Leases
2010	$3,967,600	$6,157,762
2011	4,239,212	6,193,918
2012	3,862,399	6,178,243
2013	3,777,451	6,359,692
2014	3,833,182	6,455,975
Thereafter	37,770,250	37,335,867

Total minimum lease payments	57,450,094	$68,681,457

Less amount representing interest	(29,224,573)

Present value of net minimum lease payments	28,225,521
Less current portion	(718,470)

Long-term portion of obligations	$27,507,051

        Rental expense for the years ended December 29, 2009 and December 30, 2008 on all operating leases was $4,443,652 and $3,870,559, respectively. Included in rent expense at December 29, 2009 and December 30, 2008, was $49,434 and $96,433, respectively, of contingent rent expense based on revenue.

        At December 29, 2009, the annual implicit interest rates on the land and building leases were between 6.9% and 15.6%. The annual interest rates on the building improvements and equipment leases were between 11.9% and 19.6%. The average interest rate on the building capital leases was 10.3%. Interest expense on these leases was $5,132,891 and $6,466,136 for the years ending December 29, 2009 and December 30, 2008, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant sales.

11. Income taxes

        The income tax provision allocated to continuing operations consists of the following:

	Year Ended
	December 29, 2009	December 30, 2008
Deferred income taxes:
Federal	$4,039,829	$4,934,491
State	(84,493)	1,166,154

Deferred income tax benefit	3,955,336	6,100,645

Net change to valuation allowance	(3,955,336)	(6,100,645)

Total income tax provision	$—	$—

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes (Continued)

        A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on loss from continuing operations is as follows:

	2009	2008
Ordinary federal income tax statutory rate	34.00%	34.00%
Limitation on tax assets	-34.00%	-34.00%

Taxes provided	0.00%	0.00%

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

        At December 29, 2009, for income tax return purposes, the Company had federal net operating loss carryforwards, net of section 382 limitations, of approximately $8,840,000. The Company also had federal general business credit carryforwards, net of section 383 limitations, of approximately $3,461,000. These carryforwards are limited due to a change in control of the Company during 2009 and, if not used, portions of these carryforwards will begin to expire in 2020.

        Deferred taxes were calculated using enacted tax rates of 34% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state. In the year ended December 29, 2009, the state estimate was 6.7%.

        The components of deferred tax assets and liabilities are as follows:

	Year Ended
	2009	2008
Deferred tax assets:
Share-based compensation	$892,734	$858,466
Net operating loss carryforwards	13,731,625	12,504,910
General business credit carryforwards	3,460,766	1,080,468
Deferred rent payable	1,481,807	763,248
Other future deductible items	1,153,373	585,571

	20,720,305	15,792,663

Deferred tax liabilities:
Amortization	(73,280)	(54,467)
Property and equipment	(1,014,961)	(104,899)
Small wares	(665,809)	(622,378)

	(1,754,050)	(781,744)

Net deferred tax assets	18,966,255	15,010,919
Valuation allowance	(18,966,255)	(15,010,919)

Net deferred tax assets net of valuation allowance	$—	$—

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes (Continued)

        The Company has determined, based upon its history, that it is probable that future taxable income may be insufficient to fully realize the benefits of the net operating loss carryforwards and other deferred tax assets. As such, the Company has determined that a full valuation allowance is needed at this time.

12. Commitments and contingencies

Rent Reductions

        In February 2009, the Company entered into the Master Agreement with the Dunham Entities to provide rent or other cash flow reductions to the Company. The Master Agreement, which was amended as part of the Transaction, provides such reductions in the amount of $2.5 million for calendar year 2009 and $1.7 million for calendar year 2010. The Master Agreement provided that the DCM would amend and restate applicable leases and subleases with the Company to reflect negotiated rent reductions. As a part of the Master Agreement, DCM agreed to amend its building leases with the Company that were then treated as capital leases for accounting purposes by reducing their terms to periods which would thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles. As part of the Transaction entered into in October 2009, the Dunham Landlords amended their building leases (Note 3). The amended terms were effective January 1, 2009, and in most cases the expiration date of the lease is December 31, 2018. The Company has determined that ten of the amended leases qualify as operating leases pursuant to the FASB guidance on accounting for leases, and seven will remain capital leases. As a result of these amendments, the Company removed approximately $20 million of assets and $22 million of liabilities from its balance sheet. Upon the conversion of two of these leases, an aggregated loss of approximately $106,000 was included in the Company's 2009 operating loss. Upon the conversion of eight of these leases, a gain of approximately $2.3 million in aggregate was recorded as deferred gain on the Company's balance sheet and is being recognized as operating income over the life of the amended leases. Additionally, the Company agreed to reimburse DCM for any out-of-pocket costs that DCM incurs due to the closing of the Rogers, Arkansas location and the decision not to build on the Troy, Michigan site, reduced by net sales proceeds from the sale of any real estate or lease income associated with such sites. Reimbursement of costs related to these sites will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate. Such reimbursement includes the carrying cost of the related land until its disposal.

        In consideration of the agreements DCM provided in the Master Agreement, the Company issued to the Dunham Entities a warrant to purchase 166,666 shares of common stock of the Company at an exercise price of $1.58 per share, representing 110% of the closing price of the Company's common stock on the trading date prior to the date of signing the Master Agreement. The value of these warrants of $136,495 is being amortized over a ten-year period, which is term of the majority of the underlying lease agreements.

        The Company subsequently entered into agreements with certain other of its landlords for rent reductions. Such rent reductions are deemed to be part of the above-referenced $4.2 million of rent reductions. In consideration of such rent reductions, the Company has issued five-year warrants to purchase the Company's common stock to such landlords. At the time of issuance, the aggregate number of shares underlying such warrants was 34,362 and the weighted average exercise price was

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and contingencies (Continued)

$1.68 per share. The value of these warrants of $29,792 is being amortized over the underlying lease terms.

        The Company measured and recognized the value of the warrants issued to the Dunham Entities and certain of its other landlords referenced above under the fair value method. The fair value of the warrants at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: (i) a weighted average risk-free interest rate of 1.79% - 2.48%, (ii) an expected warrant life of five years, (iii) expected stock volatility of 70.30% - 95.90% and (iv) no expected dividend yield.

Litigation

        From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is management's opinion, based upon the information available as of March 18, 2010, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

Employment agreements

        The Company has entered into employment agreements with Steven J. Wagenheim, its president and chief executive officer; James G. Gilbertson, its chief financial officer; and Darius H. Gilanfar, its chief operating officer, providing for their employment on an at-will basis. Each agreement, as amended in October 2009, provides that the executive will have employment for a term of one year following the closing of the Transaction, and will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the one-year term, if terminated prior to the end of such term. Each employment agreement is automatically extended for a one-year term unless either the Company or the executive gives at least 60 days' notice to the other of an intent not to extend. The agreements also provide for a base annual salary which may be increased by the Company's board of directors, incentive compensation as determined by the Company's compensation committee from time to time, and participation in the Company's other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of the Company and his employment terminates without cause or for good reason, as defined in the agreement. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter. As of March 5, 2010, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and contingencies (Continued)

Related party guarantees

        One of the Company's directors and one former director have personally guaranteed certain of the Company's leases and loan agreements. The Company's board of directors has agreed to compensate Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006. The amount of annual compensation is for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balances of the obligation at the end of each monthly accounting period. During fiscal years 2009 and 2008, the Company recorded $56,880 and $91,692 of such compensation in general and administrative expense, respectively, and paid $25,000 and $75,000 of such compensation, respectively.

        In December 2007, the Company entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Mr. Wagenheim had a 10.2% interest in DHW and personally guaranteed 20% of DHW's indebtedness to its lenders. However, he was not entitled to receive from DHW cash distributions from its operations, or the sale, disposition or financing of its assets, or any other form of fee, dividend, charges or distribution from DHW arising out of his ownership interest in DHW or his guaranty of its debt. Concurrent with the Company's entry into the Transaction, an agreement was reached among the members of DHW for the termination of Mr. Wagenheim's interest in DHW. He is no longer obligated to guaranty any of DHW's obligations to banks. Mr. Wagenheim is not entitled to receive any of the shares of common stock issued to DHW or any other benefit from the Transaction. Furthermore, Mr. Wagenheim did not receive a guarantee fee or other payment from the Company in connection with the equipment lease financing from DHW.

Development agreement

        In April 2008, the Company entered into a development agreement with United Properties Investment LLC ("United Properties") for the development of up to 22 restaurants to be built between 2009 and 2012. United Properties will be responsible for all costs related to the land and building of each restaurant. The development agreement provides for a cooperative process between United Properties and the Company's management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved. The annual lease rate for fee-simple land and building developments will be 9.5% and the Company will have the right of first offer to purchase these restaurants. Additionally, in the event United Properties sells one of the buildings that it develops for the Company at an amount in excess of the threshold agreed to by the parties in the agreement, then the Company will share in the profits of that sale. The Company assumes no liability in the event United Properties sells a building at a loss. The Company is not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. The Company can, however, use another developer if United Properties declines to build a particular restaurant.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and contingencies (Continued)

Purchase Commitments

        The Company has entered into contracts through 2014 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 29, 2009, the Company's future obligations under such contracts aggregated approximately $1.3 million.

13. Common stock warrants

        In November 2002, the Company completed a private placement of Series A Convertible Preferred Stock and warrants to purchase common stock. As part of the agreement between the Company and its private placement agents, the agents received warrants to purchase an aggregate of 48,100 shares of common stock at an exercise price of $9.48 per share, expiring in 2008. During fiscal year 2008, the Company issued 3,983 shares of common stock upon the cashless exercise of the remaining warrants for the purchase of an aggregate of 12,305 shares of common stock. No agent warrants relating to this private placement remain outstanding.

        In May 2003, the Company entered into a two-year financial advisory services agreement. As part of the agreement between the Company and the financial consultant, the consultant received five-year warrants to purchase an aggregate of 5,832 shares of common stock at exercise prices ranging from $17.10 to $32.40 per share. On May 12, 2008, all such warrants expired unexercised.

        In September 2004, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $8.5 million of common stock and warrants. Under this agreement, the Company issued five-year warrants for the purchase of 174,307 shares of common stock at an exercise price of $30.00 per share. As part of this private placement, the Company sold to its placement agents, for $100, five-year warrants to purchase an aggregate of 21,788 shares of common stock at an exercise price of $30.00 per share. Such warrant agreements with the investors and placement agents for this transaction contained certain anti-dilution provisions. Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants, at an exercise price less than the thresholds set forth in the security purchase agreement, to certain of the Company's landlords and Harmony (Note 9 and Note 12). As a result of the issuance of common stock in October 2009 as part of the Transaction, further anti-dilution adjustments were required. The resulting number of shares purchasable under all such warrants became approximately 396,981 and the weighted average exercise price became $14.82 per share. All such warrants expired unexercised in fiscal year 2009.

        In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants. Under this agreement, the Company issued five-year warrants for the purchase of 36,960 shares of common stock at an exercise price of $39.00 per share to such investors and five-year warrants for the purchase of 9,239 shares of common stock at an exercise price of $39.00 to the Company's placement agent. Such warrant agreements with the investors and placement agents for this transaction contain certain anti-dilution provisions. Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants, at an exercise price less than the thresholds set forth in the security purchase agreement, to certain of the Company's landlords and Harmony (Note 9 and Note 12). The exercise price of each existing warrant was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to the issuance of warrants to the landlords and

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Common stock warrants (Continued)

Harmony, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the closing price of our common stock on the closing date of this securities purchase agreement, and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued. As a result of the issuance of common stock in October 2009 as part of the Transaction, further anti-dilution adjustments were required. The resulting number of shares purchasable under these warrants is 110,956 and the exercise price is $16.24 per share.

        In consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company's common stock to such landlords. The aggregate number of shares underlying such warrants was 201,028 shares and the weighted average exercise price was $1.60 per share. Pursuant to the provisions of such agreements, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants, at an exercise price less than the exercise price of the landlord warrants, to Harmony (Note 9). The exercise price of each warrant issued prior to the issuance of the Harmony warrants was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to the issuance of warrants to Harmony, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the warrant exercise price in effect immediately prior to such issuance, and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued. As a result of these adjustments, the number of shares purchasable under these warrants at December 29, 2009 was 201,125 and the weighted average exercise price was $1.60 per share. As of December 29, 2009, none of such warrants had been exercised.

        Pursuant to the Harmony bridge loan agreement entered into in March 2009, the Company issued to the investors warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share. Such warrants became exercisable September 30, 2009, and remained unexercised at December 29, 2009.

        A summary of the status of the Company's stock warrants is presented in the table below:

	Number of common stock shares	Weighted average exercise price per share	Warrants exercisable
Outstanding December 25, 2007	260,434	$30.54	260,434

Issued	—	—
Exercised	(12,305)	9.48
Expired	(5,833)	22.38

Outstanding December 30, 2008	242,296	31.74	242,296

Issued	254,457	1.58
Anti-dilution adjustments	265,641	N/A
Exercised	—	—
Expired	(396,981)	14.82

Outstanding December 29, 2009	365,413	$16.24	365,413

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock option plans

        In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company's common stock at an exercise price that equals or exceeds the fair market value on the date of grant. As of December 29, 2009, options to purchase 2,082 shares of common stock were outstanding under the plan, which expired July 28, 2007. All options outstanding under this plan are fully vested and are exercisable for ten years from the date of grant.

        As of December 29, 2009, options to purchase 30,000 shares of common stock were outstanding under the 1997 Director Stock Option Plan, which expired July 29, 2007. All such options are fully vested and exercisable for five years from the date of grant. On May 2, 2007, the Company's board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 2,500 shares of common stock per year, exercisable for a period of ten years, should be made to each non-employee director on the anniversary of his election to the board under the 2002 Equity Incentive Plan.

        In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, for employees, prospective employees, officers and members of the Company's board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company's common stock at an exercise price that equals or exceeds the fair market value on the date of grant. The number of shares authorized for issuance as of December 29, 2009 was 454,957, of which 88,679 shares remained available for future issuance and options to purchase 353,605 shares were outstanding. Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

        A summary of the status of the Company's stock options as of December 29, 2009 and December 30, 2008 and changes during the years ending on those dates is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Remaining Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 25, 2007	378,800	$24.58	6.7 years
Granted	102,500	11.50	8.4 years
Exercised	(2,500)	13.62
Forfeited	(114,111)	22.57

Outstanding at December 30, 2008	364,689	21.60	6.2 years
Granted	126,888	1.35	9.2 years
Exercised	—	—
Forfeited	(98,391)	17.49

Outstanding at December 29, 2009	393,186	$16.10	6.6 years	$78,467
Options exercisable at December 30, 2008	211,024	$23.58	4.9 years
Options exercisable at December 29, 2009	198,659	$23.01	5.2 years	$—

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock option plans (Continued)

        The following table presents additional information regarding options granted and exercised:

	Year Ended December 29, 2009	Year Ended December 30, 2008
Weighted average fair value of stock options granted	$1.11	$6.96
Intrinsic value of stock options exercised	N/A	$0
Fair value of stock options vested during the year	$422,652	$701,447

        The intrinsic value of stock options outstanding at December 29, 2009 and December 30, 2008 was $78,467 and $0, respectively. Aggregate intrinsic value is the difference between the closing price of the Company's stock on December 29, 2009 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their in-the-money options on December 29, 2009. As of December 29, 2009, there was approximately $130,684 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $83,002 is expected to be recognized in fiscal year 2010, $36,311 in fiscal year 2011, $10,513 in fiscal year 2012 and $858 in fiscal year 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.00 - $6.00	123,557	9.2 years	$1.66	3,413	$3.01
$6.01 - $12.00	25,413	7.4 years	$10.30	13,163	$9.97
$12.01 - $18.00	52,152	6.3 years	$13.95	25,124	$14.77
$18.01 - $24.00	59,662	5.4 years	$21.94	59,662	$21.94
$24.01 - $30.00	82,964	5.2 years	$26.21	74,630	$26.31
$30.01 - $36.00	32,772	2.4 years	$31.49	11,556	$32.28
$36.01 - $42.00	16,666	7.3 years	$37.20	11,111	$37.20

Total	393,186	6.6 years	$16.10	198,659	$23.01

15. Retirement plan

        The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code. The Plan is voluntary and is provided to all employees who meet the eligibility requirements. A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits. Prior to fiscal year 2009, the Company made no contribution to the plan. Beginning in fiscal year 2009, the Company elected to match 10% of such contributions up to 6% of the participant's compensation. As of December 29, 2009, the Company had contributed $12,761 in the aggregate under the plan. The Company expects to contribute approximately the same amount under the plan in fiscal year 2010.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Subsequent events

        On December 29, 2009, the Company's board of directors approved a one-for-six share combination of its common stock which became effective on January 13, 2010 (Note 3). As a result of this reverse stock split, every six shares of the Company's common stock that were issued and outstanding as of January 13, 2010 were automatically combined into one issued and outstanding share without any change in the par value of such shares, and the number of authorized but unissued shares of the Company's common stock was proportionally reduced. A proportionate adjustment also was made to the Company's outstanding stock options and warrants. No fractional shares were issued in connection with this reverse stock split, but rather shareholders who were entitled to fractional shares received cash in lieu of receiving fractional shares. All references within this document to loss per share reflect this reverse stock split. Additionally, the number of common shares, stock options and warrants, and the price per common share, stock option and warrant, reflect this reverse stock split.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Registration Statement on Form S-3, filed on December 30, 2009 (File No. 333-164065)).
3.2	Amended and Restated By-laws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	Granite City Food & Brewery Ltd. 1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
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
10.5	Form of Non-Qualified Stock Option Agreement under the Registrant's 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.6	Form of Incentive Stock Option Agreement under the Registrant's 1997 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.7	Form of Stock Option Agreement under the Registrant's 1997 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.8
Form of Employee Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.9
Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.10
Form of Director Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed on March 10, 2008 (File No. 000-29643)).
10.11
Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated June 15, 2005 (incorporated by reference to our Current Report on Form 8-K/A, filed on June 16, 2005 (File No. 000-29643)).

Exhibit Number	Description
10.12	Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated November 29, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on November 29, 2007 (File No. 000-29643)).
10.13
Employment and Severance Agreement by and between the Registrant and Darius H. Gilanfar, dated December 2, 2008 (incorporated by reference to our Annual Report on Form 10-K, filed on March 19, 2009 (File No. 000-29643)).
10.14
Amendment No. 1 to Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated December 30, 2008 (incorporated by reference to our Annual Report on Form 10-K, filed on March 19, 2009 (File No. 000-29643)).
10.15
Amendment No. 1 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated December 30, 2008 (incorporated by reference to our Annual Report on Form 10-K, filed on March 19, 2009 (File No. 000-29643)).
10.16
Amendment No. 2 to Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).
10.17
Amendment No. 2 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).
10.18
Amendment to Employment and Severance Agreement by and between the Registrant and Darius H. Gilanfar, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).
10.19
Loan Agreement by and between the Registrant and First National Bank, Pierre, South Dakota, dated July 19, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 000-29643)).
10.20
Agreement Concerning Guaranty by and between the Registrant and Steven Wagenheim, Arthur E. Pew III and William Burdick, dated July 17, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 000-29643)).
10.21
Development Agreement between Donald A. Dunham, Jr. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).
10.22
Assignment Agreement among Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).
10.23
Correspondence from Dunham Capital Management, L.L.C. to the Registrant, dated March 17, 2003 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).
10.24
Loan Agreement between the Registrant and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).
10.25
Term Note for the principal sum of $750,000 issued by the Registrant, Maker, to First National Bank, Payee, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).

Exhibit Number	Description
10.26	Security Agreement between the Registrant and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).
10.27
Lease—Business Property Agreement between the Registrant and Ellsworth Development Corp., dated December 13, 2004 (incorporated by reference to our Current Report on Form 8-K, filed on December 14, 2004 (File No. 000-29643)).
10.28
Securities Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated October 21, 2005, including Form of Registration Rights Agreement and Warrant Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 21, 2005 (File No. 000-29643)).
10.29
Master Lease Agreement by and between the Registrant and Carlton Financial Corporation, dated August 16, 2006 (including lease schedule and form of first amendment thereto) (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
10.30
Interim Funding Agreement by and between the Registrant and Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
10.31	Guaranty from Steven J. Wagenheim to Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
10.32
First Amendment to Loan Agreement by and between First National Bank and the Registrant, effective August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
10.33
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
10.35
Master Agreement by and between Dunham Capital Management, L.L.C., DHW Leasing, L.L.C., and Dunham Equity Management, L.L.C., and the Registrant, dated February 7, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on February 12, 2009 (File No. 000-29643)).
10.36
Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.37
Security Agreement by and among the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).

Exhibit Number	Description
10.38	Leasehold 180-Day Redemption Mortgage and Security Agreement and Fixture Filing Statement by Granite City Restaurant Operations, Inc. as debtor in favor of Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.39
Patent and Trademark Security Agreement by and between the Registrant and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.40
IP Agreement by and between the Registrant and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.41
Amendment No. 1 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., including the Amended Forms of Note and Warrant, dated April 22, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on May 6, 2009 (File No. 000-29643)).
10.42
Amendment No. 2 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on May 6, 2009 (File No. 000-29643)).
10.43
Amendment No. 3 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated May 29, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2009 (File No. 000-29643)).
10.44
Amendment No. 4 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated August 10, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 14, 2009 (File No. 000-29643)).
10.45
Amendment No. 5 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C. dated September 30, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.46
Amendment No. 6 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C. dated October 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (File No. 000-29643)).
10.47
Amendment No. 7 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C. dated December 16, 2009 (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2009 (File No. 000-29643)).
10.48
Debt Conversion Agreement between the Registrant and DHW Leasing, L.L.C., dated September 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on September 22, 2009 (File No. 000-29643)).

Exhibit Number	Description
10.49	Amendment No. 1 to Master Agreement by and between Dunham Capital Management, L.L.C., DHW Leasing, L.L.C., Dunham Equity Management, L.L.C. and the Registrant, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.50
Registration Rights Agreement by and between the Registrant and DHW Leasing, L.L.C., dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.51
Waiver of Default regarding Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc., Harmony Equity Income Fund I, L.L.C. and Harmony Equity Income Fund II, L.L.C, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.52
Master Amendment to Leases by and among GC Omaha Limited Partnership, Dunham Capital Management, L.L.C., GC Rosedale, L.L.C., GC Lincoln Limited Partnership, GC Olathe Limited Partnership, GC Eagan Limited Partnership, GC Cedar Rapids/Davenport Limited Partnership, GC Des Moines Limited Partnership, GC Holdings Limited Partnership, GC Wichita Limited Partnership, and the Registrant, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.53
Termination of Equipment Lease and Bill of Sale by and between the Registrant and DHW Leasing, L.L.C., dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
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