Form 10-K/A
period 2009-12-29
GRANITE CITY FOOD & BREWERY LTD
filed 2010-04-21
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-29643

GRANITE CITY FOOD & BREWERY LTD.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or other Jurisdiction of Incorporation or Organization)	41-1883639 (IRS Employer Identification No.)

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

         The number of shares of common stock outstanding as of March 31, 2010 was 7,366,217.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

GRANITE CITY FOOD & BREWERY
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2009

i

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our Directors

        Our directors are elected annually, by a plurality of the votes cast, to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer. Certain of our directors have interests in certain of our restaurant leases and other transactions with our company and DHW Leasing, L.L.C. ("DHW") has certain rights to nominate successor directors through the date of our 2010 Annual Meeting of Shareholders, all of which are detailed below under the caption "Certain Relationships and Related Transactions, and Director Independence." The following table and related narrative set forth certain information concerning the members of our board of directors as of March 31, 2010.

Name	Age	Principal Occupation	Position with Granite City	Director Since
Steven J. Wagenheim(1)	56	President, Chief Executive Officer and Director of Granite City	President, Chief Executive Officer and Director	1997
Joel C. Longtin(1)(2)(3)(4)	49	President and Chief Executive Officer of JKL Enterprises, Inc. and Longtin Leasing, LLC	Chairman of the Board	2009
Donald A. Dunham, Jr.(1)	67	Chairman of the Board, Chief Executive Officer and Founder of The Dunham Company	Director	2009
Todd W. Hanson(1)	52	Entrepreneur	Director	2009
Eugene E. McGowan(2)(3)(4)	73	President and Chief Executive Officer of McGowan Capital Group	Director	2003
Bruce H. Senske(2)(3)	55	Vice President of Business Development of U.S. Oil Co., Inc. and Managing Director and Co-Founder of Genoa Business Advisors LLC	Director	1999
David A. Timpe(2)(4)	62	Interim Chief Financial Officer at Avera Sacred Heart Hospital	Director	2010

(1)
Member of the executive committee.

(2)
Member of the audit committee.

(3)
Member of the compensation committee.

(4)
Member of the corporate governance and nominating committee.

        Steven J. Wagenheim, President, Chief Executive Officer and one of our directors, is also one of our founders. Mr. Wagenheim has over 30 years of hospitality industry experience as a corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations. Mr. Wagenheim previously served as Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., an investment holding company that formerly operated a Champps Americana restaurant in New Brighton, Minnesota. Between 1989 and 1997, Mr. Wagenheim was involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation. Mr. Wagenheim brings three decades of hospitality industry experience to our board.

        Joel C. Longtin became one of our directors in October 2009 upon closing of the debt conversion transaction with DHW. Mr. Longtin became Chairman of the Board in March 2010. Since January 2004, Mr. Longtin has been the President and Chief Executive Officer of JKL Enterprises, Inc. and Longtin Leasing, LLC, both of which are office equipment distribution and leasing companies. Mr. Longtin served as president of First American Bank in Sioux City, Iowa from November 2001 to January 2004. Mr. Longtin brings executive management experience in banking, restaurant and franchising industries to our board.

        Donald A. Dunham, Jr. became one of our directors in October 2009 upon closing of the debt conversion transaction with DHW. Since 1982, Mr. Dunham has been the Chairman of the Board, Chief Executive Officer and founder of The Dunham Company, a real estate brokerage company specializing in commercial construction and leasing, property management and land development projects. Mr. Dunham is a partner in various real estate joint ventures and is currently an owner-manager of various land developments in South Dakota. Mr. Dunham brings commercial real estate, leasing, property management and land development experience to our board.

        Todd W. Hanson became one of our directors in October 2009 upon closing of the debt conversion transaction with DHW. Mr. Hanson owned and operated Todd's Phillips 66 gas station in Mobridge, South Dakota starting in 1976, which he grew into a multi-dimensional service business, until he sold the business in December 2006. Mr. Hanson currently has business partnerships and investment real estate holdings in a variety of commercial businesses, including hotels, retail shops, restaurants, apartments, industrial and office spaces. Mr. Hanson brings entrepreneurial and real estate experience to our board.

        Eugene E. McGowan became one of our directors in January 2003 and served as Chairman of the Board from February 2009 until March 2010. Since 2001, Mr. McGowan has been President and Chief Executive Officer of McGowan Capital Group, a private equity company that invests in early to mid-stage regional companies. In 1985, he joined Piper Jaffray, Inc. and in 1999 was promoted to Chief Operating Officer of Individual Investor Services with US Bancorp Piper Jaffray where he directed the day-to-day activities of over one hundred branch offices. Mr. McGowan brings finance and investment experience to our board.

        Bruce H. Senske became one of our directors in November 1999 and served as our Lead Director from May 2007 to February 2009. Mr. Senske was named Vice President of Business Development of U.S. Oil Co., Inc. in March 2009. Prior to this role, Mr. Senske served as Vice President of Distribution of U.S. Oil Co., Inc. since November 2003. Mr. Senske is Managing Director and co-founder of Genoa Business Advisors LLC, a management advisory firm, advising mid-market companies in the areas of operations, finance and organizational design and development, since February 2003, and Chief Financial Manager of Revel Match, LLC, a water sports equipment manufacturer and distributor, since September 2009. Between June 2001 and January 2003, Mr. Senske was a Managing Director and co-founder of Volition Advisory Group, LLC, a management advisory firm specializing in assisting companies in transition. From June 1998 until May 2001, Mr. Senske was a Managing Partner at

Manchester Companies, a private investment and management-consulting firm. Mr. Senske brings financial and management advisory experience to our board.

        David A. Timpe became one of our directors in March 2010. Mr. Timpe retired in May 2007 after 37 years as an audit partner at Eide Bailly LLP. Since his retirement, Mr. Timpe has assisted start-up companies with their accounting and business solutions. Mr. Timpe currently serves as the Interim Chief Financial Officer at Avera Sacred Heart Hospital, a position he has held since October 2009. Previously he served as the Interim Chief Financial Officer at Sioux Center Community Hospital and Health Center from January 2009 to August 2009. Mr. Timpe serves as a manager and the audit committee chairman of Summit Hotel Properties, LLC, and as a director of First Bank & Trust, N.A. Mr. Timpe brings accounting and financial experience to our board.

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

Audit Committee Matters

        Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our audit committee are identified above under "Our Directors." Each member of our audit committee is independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market and Exchange Act Rule 10A-3. Further, no member of our audit committee participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years.

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

Summary Compensation Table

        The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2009 and 2008. Mr. Wagenheim, who also serves as a director, receives no additional compensation for his board service.

Name and Principal Position	Year	Salary ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)	Total ($)
Steven J. Wagenheim	2009	300,000	10,673	0	32,655	343,328
President, Chief Executive Officer and Director	2008	305,769	0	1,733	82,803	390,305
James G. Gilbertson	2009	225,000	10,673	0	4,200	239,873
Chief Financial Officer	2008	229,327	0	1,160	4,281	234,768
Darius H. Gilanfar	2009	202,860	10,673	0	6,000	219,533
Chief Operating Officer	2008	201,857	57,250	2,072	6,115	267,294

(a)
As of March 31, 2010, our named executive officers had the following annual base salaries: Mr. Wagenheim, $300,000; Mr. Gilbertson, $225,000; and Mr. Gilanfar, $202,860.

(b)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements in our Form 10-K for the year ended December 29, 2009.

(c)
In late 2008, Messrs. Wagenheim, Gilbertson and Gilanfar voluntarily waived the non-equity incentive compensation to which they would have otherwise been entitled for 2009 performance. Had our named executive officers not waived such compensation, they would have earned the following amounts under our non-equity incentive compensation plan for 2009 performance: Mr. Wagenheim ($21,000), Mr. Gilbertson ($28,130) and Mr. Gilanfar ($15,000). Further information regarding such plan appears below in the subsection captioned "Components of Executive Officer Compensation."

(d)
All other compensation for fiscal year 2009 was as follows:

Name	Car Allowance	Guaranty Fees Earned (as described in Item 13 of this report)	Total
Steven J. Wagenheim	7,655	25,000	32,655
James G. Gilbertson	4,200	0	4,200
Darius H. Gilanfar	6,000	0	6,000

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

        Annual Incentive Compensation.    Our named executive officers receive annual incentive compensation to reward achievement of our key financial performance goals in accordance with our non-equity incentive plan. These annual key financial performance goals are sales, restaurant-level EBITDA, general and administrative cost control, and earnings per share. They are based on annual operating budgets established by management and submitted to our board of directors for review. Annual incentive compensation is paid quarterly in cash. We weigh financial metrics differently for our named executive officers, depending on the different outcomes we are seeking to incentivize. Our compensation committee can, at its discretion, adjust awards based on the executive's individual performance. Fifty percent of the quarterly bonuses are held in reserve, subject to verification of our company's performance after audited financial results become available. The targeted amounts for annual incentive compensation are set at or above market level for the industry based on our benchmarking data. As noted above, in late 2008, Messrs. Wagenheim, Gilbertson and Gilanfar voluntarily waived the non-equity incentive compensation to which they would have otherwise been entitled for 2009 performance. The non-equity incentive plan is in effect for our named executive officers for 2010 performance.

Employment Agreements with Named Executive Officers

        We have entered into employment agreements with Steven J. Wagenheim, our president and chief executive officer; James G. Gilbertson, our chief financial officer; and Darius H. Gilanfar, our chief operating officer, providing for their employment on an at-will basis. Each agreement, as amended in October 2009, provides that the executive will have employment for a term of one year following the closing of the debt conversion transaction with DHW, and will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the one-year term, if terminated prior to the end of such term. Each employment agreement is automatically extended for a one-year term unless either our company or the executive gives at least 60 days' notice to the other of an intent not to extend. The agreements also provide for a base annual salary which may be increased by our board of directors, incentive compensation as determined by our compensation committee from time to time, and participation in our company's other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of our company and his employment terminates without cause or for good reason, as defined in the agreement. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.

Grants of Plan-Based Awards

        This requirement is inapplicable to our company.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning outstanding equity awards held by our named executive officers at fiscal year-end 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven J. Wagenheim	4,166	(a)	0	9.90	12/30/2011
	5,000	(b)	0	14.70	2/11/2013
	8,333	(c)	0	21.72	10/24/2013
	25,000	(d)	0	25.86	3/15/2015
	16,666	(e)	0	25.38	2/22/2016
	11,111	(f)	5,555	37.20	4/13/2017
	0	(f)	12,500	1.08	4/02/2019
James G. Gilbertson	2,500	(g)	0	29.82	11/26/2010
	2,500	(g)	0	31.44	11/26/2011
	29,166	(h)	0	20.16	11/29/2017
	0	(f)	12,500	1.08	4/02/2019
Darius H. Gilanfar	8,333	(c)	8,333	25.32	09/24/2017
	1,042	(c)	3,125	11.94	06/17/2018
	1,042	(c)	3,125	10.50	07/24/2018
	0	(f)	12,500	1.08	4/02/2019

(a)
This option became exercisable in full on the date of grant.

(b)
This option became exercisable for one-fourth of the shares purchasable thereunder on the date of grant, one-half of the shares purchasable thereunder on the first anniversary of the date of grant, three-fourths of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant.

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

(h)
This option became exercisable for three-sevenths of the shares purchasable thereunder on the date of grant, five-sevenths of the shares purchasable thereunder on the first anniversary of the date of grant and in full on the second anniversary of the date of grant.

Option Exercises and Stock Vested

        This requirement is inapplicable to our company.

Potential Payments upon Termination or Change in Control

        Upon the termination of a named executive officer or change in control of the company, a named executive officer may be entitled to payments or the provision of other benefits, depending on the triggering event, pursuant to the terms of his employment agreement. Furthermore, our Amended and Restated Equity Incentive Plan provides that involuntary termination of any optionee in connection with a change in control will cause the immediate vesting of any unvested stock options then held by the optionee.

        The events that would trigger a named executive officer's entitlement to payments or other benefits upon termination or a change in control, and the value of the estimated payments and benefits are described in the following table, assuming a termination date and, where applicable, a change in control date of December 29, 2009, and a stock price of $1.98 per share, which was the price of one share of our common stock on such date:

	Steven J. Wagenheim	James G. Gilbertson	Darius H. Gilanfar
Involuntary Termination without Cause or Voluntary Termination for Good Reason, not upon a Change in Control
Severance	300,000	225,000	202,860
Acceleration of Equity Awards	0	0	0
COBRA Continuation Payments	9,858	9,858	9,858

Total:	309,858	234,858	212,718

Involuntary Termination without Cause or Voluntary Termination for Good Reason, within 12 months of Change in Control
Severance	300,000	225,000	202,860
Acceleration of Equity Awards	11,250	11,250	11,250
COBRA Continuation Payments	9,858	9,858	9,858

Total:	321,108	246,108	223,968

Compensation of Directors

        Our non-employee directors receive (1) an annual retainer of $10,000, paid quarterly on the first day of each quarter and (2) $500 per meeting for attending board meetings, committee meetings and the annual meeting of shareholders. In February 2010, we determined to provide additional compensation to our Chairman of the Board for his extensive involvement in connection with the renegotiation and restructuring of our leases. It is anticipated that these additional services, for which we pay our Chairman of the Board $5,000 per month in his capacity as a non-employee director, will be rendered for approximately three months. The chairmen of our audit committee and compensation committee each receive an additional annual retainer of $5,000. The chairman of our corporate governance and nominating committee receives an additional annual retainer of $2,500.

        In addition, non-employee directors also receive automatic awards of stock options for the purchase of 2,500 shares of common stock per year under our Amended and Restated Equity Incentive Plan. Such awards, which become exercisable in full on the first anniversary of the date of grant, have a ten-year term.

        Compensation of our non-employee directors during 2009 appears in the following table:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)	Total ($)
Joel C. Longtin	5,750	0	5,750
Donald A. Dunham, Jr.	4,000	0	4,000
Todd W. Hanson	4,000	0	4,000
Eugene E. McGowan	23,375	3,600	26,975
John A. Pesicka(b)	4,500	0	4,500
Arthur E. Pew III(c)	14,000	5,082	19,082
Dermot F. Rowland(d)	10,250	6,393	16,643
Bruce H. Senske	27,000	5,622	32,622
David A. Timpe(e)	0	0	0

(a)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements in our Form 10-K for the year ended December 29, 2009. Our non-employee directors held the following unexercised options at fiscal year end 2009. Each such option is exercisable in full on the first anniversary of the date of grant.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joel C. Longtin	0	0	N/A	N/A
Donald A. Dunham, Jr.	0	0	N/A	N/A
Todd W. Hanson	0	0	N/A	N/A
Eugene E. McGowan	2,500	0	29.40	1/1/2010
	2,500	0	28.44	1/1/2011
	2,500	0	30.72	1/1/2012
	2,500	0	15.96	1/1/2018
	0	2,500	1.96	1/1/2019
John A. Pesicka	0	0	N/A	N/A
Arthur E. Pew III	2,500	0	30.00	10/5/2010
	2,500	0	24.00	10/5/2010
	2,500	0	27.18	10/5/2010
	2,500	0	7.32	10/5/2010
	0	2,500	2.28	10/5/2010
Dermot F. Rowland	2,500	0	20.46	6/23/2010
	2,500	0	24.96	6/23/2010
	2,500	0	35.79	6/23/2010
	2,500	0	11.52	6/23/2010
	0	2,500	2.88	6/23/2010
Bruce H. Senske	2,500	0	29.82	11/26/2010
	2,500	0	31.44	11/26/2011
	2,500	0	20.04	11/26/2017
	2,500	0	2.34	11/26/2018
	0	2,500	2.52	11/26/2019
David A. Timpe	0	0	N/A	N/A
(b)
Mr. Pesicka resigned from our board in February 2010.

(c)
Mr. Pew resigned from our board in October 2009.

(d)
Mr. Rowland ceased serving as a director in June 2009.

(e)
Mr. Timpe commenced serving as a director in March 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership

        The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2010, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each executive officer named in the summary compensation table above, and (d) all current executive officers and directors as a group. The percentage of beneficial ownership is based on 7,366,217 shares outstanding as of March 31, 2010. As indicated in the footnotes, shares issuable pursuant to warrants, options and convertible notes are deemed outstanding for computing the percentage of the person holding such warrants, options or convertible notes but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted below, the named individual has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(1)		Percentage of Common Stock(1)
Donald A. Dunham, Jr.(2)	4,775,446	(3)	64.3%
Charles J. Hey(4)	4,687,687	(5)	63.5%
DHW Leasing, L.L.C.(6)	4,666,666		63.4%
Steven J. Wagenheim(7)	261,822	(8)	3.5%
Eugene E. McGowan(9)	153,085	(10)	2.0%
James G. Gilbertson	45,833	(11)	*
Bruce H. Senske	17,003	(12)	*
Darius H. Gilanfar	14,663	(13)	*
Joel C. Longtin	2,930	(14)	*
Todd W. Hanson	1,417	(15)	*
David A. Timpe	0		0
All current directors and executive officers as a group (10 persons)	5,281,609	(16)	68.6%

*
Represents less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 31, 2010.

(2)
Mr. Dunham may be deemed to be the indirect beneficial owner of the securities held by DHW Leasing, L.L.C. ("DHW"). The number of shares reported herein as beneficially owned by Mr. Dunham includes the 4,666,666 shares held by DHW. The address of this shareholder is 230 S. Phillips Avenue, Suite 202, Sioux Falls, SD 57104.

(3)
Includes 64,097 shares purchasable upon the exercise of warrants held by Mr. Dunham, Dunham Capital Management, L.L.C. and Dunham Equity Management, L.L.C., two entities controlled by Mr. Dunham.

(4)
Mr. Hey may be deemed to be the indirect beneficial owner of the securities held by DHW. The number of shares reported herein as beneficially owned by Mr. Hey includes the 4,666,666 shares held by DHW. The address of this shareholder is 1 South Pintail Place, Sioux Falls, SD 57105.

(5)
Includes 21,021 shares purchasable upon the exercise of warrants.

(6)
DHW has entered into a stock pledge agreement with each of Great Western Bank, CorTrust Bank and Dacotah Bank (collectively, the "Lenders"), each dated October 5, 2009, pursuant to which DHW pledged 2,916,666 shares to Great Western Bank,

  1,166,666 shares to CorTrust Bank and 583,333 shares to Dacotah Bank as collateral under its loan arrangements with the Lenders. Upon a default under such loan arrangements by DHW, the Lenders may exercise control over their respective portion of the shares, including exercising the right to vote and/or dispose of such portion of the shares. Each Lender has acknowledged and agreed that the pledged shares are subject to our company's repurchase rights (described in Item 13 below). The address of this shareholder is 230 S. Phillips Avenue, Suite 202, Sioux Falls, SD 57104.

(7)
Mr. Wagenheim may be deemed to be the indirect beneficial owner of the securities held by Brewing Ventures LLC. The number of shares reported herein as beneficially owned by Mr. Wagenheim includes the 166,250 shares held by Brewing Ventures LLC.

(8)
Includes 79,998 shares purchasable upon the exercise of options.

(9)
Mr. McGowan may be deemed to be the indirect beneficial owner of the securities held by Granite Partners, L.L.C., Harmony Equity Income Fund, L.L.C. ("Harmony Fund I"), Harmony Equity Income Fund II, L.L.C. ("Harmony Fund II") and Henkin-McGowan Investments, LLC. The number of shares reported herein as beneficially owned by Mr. McGowan includes the 2,521 shares held by Granite Partners, L.L.C., the 26,666 shares purchasable upon the exercise of a warrant held by Harmony Fund I, the 26,666 shares issuable upon the conversion of a convertible note held by Harmony Fund I, the 26,666 shares purchasable upon the exercise of a warrant held by Harmony Fund II, the 26,666 shares issuable upon the conversion of a convertible note held by Harmony Fund II, and the 860 shares purchasable upon the exercise of a warrant held by Henkin-McGowan Investments, LLC.

(10)
Includes 53,332 share issuable upon the conversion of convertible notes, 54,192 shares purchasable upon the exercise of warrants, and 10,000 shares purchasable upon the exercise of options.

(11)
Includes 38,333 shares purchasable upon the exercise of options.

(12)
Includes 10,000 shares purchasable upon the exercise of options.

(13)
Includes 14,583 shares purchasable upon the exercise of options.

(14)
Represents shares purchasable upon the exercise of warrants.

(15)
Includes 1,247 shares purchasable upon the exercise of warrants.

(16)
Includes 53,332 shares issuable upon the conversion of convertible notes, 122,466 shares purchasable upon the exercise of warrants, and 161,908 shares purchasable upon the exercise of options. Also includes securities held by DHW, Brewing Ventures LLC, Granite Partners, L.L.C., Harmony Fund I, Harmony Fund II, and Henkin-McGowan Investments, LLC.

Equity Compensation Plan Information

        The following table provides information as of the end of fiscal year 2009 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	385,687		$16.18	88,679	(1)
Equity compensation plans not approved by security holders	372,912	(2)	$6.15	0

Total	758,599		$11.25	88,679

(1)
Represents shares remaining available for future issuance under our Amended and Restated Equity Incentive Plan. On January 1st of each year, the aggregate number of shares of stock that may be awarded under the Amended and Restated Equity Incentive Plan automatically increases by the lesser of (a) 13,333 shares of stock or (b) 2.0% of the outstanding shares of stock on such date. As a result, an additional 13,333 shares (not shown above) became available for future issuance under our Amended and Restated Equity Incentive Plan as of January 1, 2010.

(2)
Represents (a) an aggregate of 4,166 shares of common stock underlying ten-year options exercisable at $9.90 per share issued on December 27, 2001, to an executive officer who also serves as a director; (b) an aggregate of 3,333 shares of common stock underlying ten-year options exercisable at $14.70 per share issued on February 11, 2003 to a former executive officer who also served as a director; (c) an aggregate of 110,956 shares of common stock underlying five-year warrants exercisable at $16.24 per share issued on October 21, 2005; (d) an aggregate of 201,125 shares of common stock underlying five-year warrants exercisable at a weighted average per-share price of $1.60 issued between February 7, 2009 and August 25, 2009 to certain of our landlords; and (e) an aggregate of 53,332 shares of common stock underlying five-year warrants exercisable at $1.52 per share issued on March 30, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Transactions with Related Persons

        Our audit committee is responsible for reviewing any proposed transaction with a related person. In April 2007, our board of directors adopted a written policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. This policy states that the audit committee is responsible for reviewing and approving or disapproving all interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) our company will be a participant, and (c) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of our company's common stock, or an immediate family member of the foregoing. The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers, compensation paid to directors, and the guaranty fees we pay to Steven J. Wagenheim, our President, Chief Executive Officer and one of our directors, as described below. All future transactions between us and our executive officers, directors and principal shareholders and their affiliates will be approved by our audit committee pursuant to the foregoing policy.

Relationships and Transactions with DHW

Relationships

        As a result of the October 2009 debt conversion transaction by and between our company and DHW Leasing, L.L.C. ("DHW"), DHW became the beneficial owner of approximately 63.4% of our common stock. DHW has historically been our primary source of financing for furniture, fixtures and equipment.

        The original members of DHW were Donald A. Dunham, Jr., Charles J. Hey and Steven J. Wagenheim. We have historically treated DHW as a related person because Mr. Wagenheim, the President, Chief Executive Officer and a director of our company, held a 10.2% voting interest in DHW and had agreed to personally guarantee 20% of DHW's indebtedness to its lenders, for which we did not compensate Mr. Wagenheim. Mr. Wagenheim was prohibited from receiving any distribution of cash or allocation of profit or loss from DHW. Mr. Wagenheim's interest in DHW was fully redeemed in September 2009. As a result, Mr. Wagenheim is no longer obligated to guaranty any of DHW's obligations to banks and has no interest of any kind in DHW. Mr. Wagenheim was not entitled to receive any of the shares of common stock we issued to DHW in the October 2009 debt conversion transaction.

        Mr. Dunham, one of the two remaining principals of DHW, and the sole member of Dunham Capital Management, LLC ("DCM") and 70% owner of Dunham Equity Management, LLC ("DEM"), became one of our directors in October 2009 upon closing of the debt conversion transaction. DHW, DCM and DEM are collectively referred to herein as the "Dunham Entities." As of March 31, 2010, Mr. Dunham beneficially owned approximately 64.3% of our common stock, including the shares held by DHW.

        DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to our company. Mr. Dunham, as an individual, also owns a limited partnership interest in one of the limited partnerships that own real estate leased to our company. In particular, Mr. Dunham holds interests, directly and indirectly, in the leases of 18 of our restaurants, as follows:

	Location/Address	Owner/ Landlord Name	General Partner	Dunham Percentage	Annual Rent
1	Granite City—Des Moines, IA	GC Des Moines LP	DEM	21.20%	$294,000
	12801 University Ave., Clive, IA
2	Granite City—Davenport, IA	GC Cedar Rapids/	DEM	7%	$341,250
	5280 Utica Road, Davenport, IA	Davenport LP
3	Granite City—Lincoln, NE	GC Lincoln LP	DEM	7%	$168,000	(1)
	6150 "O" Street, Lincoln, NE
4	Granite City—Wichita, KS	GC Wichita LP	DCM	13.43%	$336,000
	2244 N. Webb Road, Wichita, KS
5	Granite City—Eagan, MN	GC Eagan LP	DEM	17.42%	$396,375
	3330 Pilot Knob Road, Eagan, MN
6	Granite City—Zona Rosa, MO	GC Holdings LP	DEM	17.71%	$446,250
	8461 Prairie View Road, Kansas City, MO
7	Granite City—Olathe, KS	GC Olathe LP	DEM	14.61%	$414,750
	15085 W. 119th Street, Olathe, KS
8	Granite City—Omaha, NE	GC Omaha LP	DEM	37%	$220,500	(1)
	1001 N. 102nd Street, Omaha, NE
9	Granite City—Rosedale, MN	GC Rosedale, LLC	Single member LLC(2)	100%	$115,500	(1)
	10 Rosedale Center, Roseville, MN

	Location/Address	Owner/ Landlord Name	General Partner	Dunham Percentage	Annual Rent
10	Granite City—Creve Coeur, MO	DCM	Single member LLC	100%	$150,000	(1)
	11411 Olive Street Rd., St. Louis, MO
11	Granite City—Fort Wayne, IN	DCM	Single member LLC	100%	$166,500	(1)
	3809 Coldwater Road, Fort Wayne, IN
12	Granite City—West Towne	DCM	Single member LLC	100%	$78,511	(1)
	66 West Towne Mall, Madison, WI
13	Granite City—Maumee, OH	DCM	Single member LLC	100%	$165,000	(1)
	2300 Village Drive West, #130, Maumee, OH
14	Granite City—Cherryvale—Rockford, IL	DCM	Single member LLC	100%	$180,000	(1)
	7140 Harrison Ave, Rockford, IL
15	Granite City—Rogers, AR	DCM	Single member LLC	100%	$165,000	(1)
	2203 Promenade Blvd, Rogers, AR
16	Granite City—South Bend, IN	DCM	Single member LLC	100%	$150,712	(1)
	University Park Mall, South Bend, IN
17	Granite City—Indianapolis, IN	DCM	Single member LLC	100%	$175,665	(1)
	150 West 96th Street, Carmel, IN
18	Granite City—East Peoria, IL	GC Peoria, LLC	N/A	(2)	$468,300
	230 Conference Center Drive, E. Peoria, IL

(1)
A Dunham entity is a party to a land lease for this location. Rent due to the land lease landlord is generally paid by our company to the Dunham entity, under the applicable agreement, and then paid by the Dunham entity to the land lease landlord. These amounts are not included in the annual rent presented herein.

(2)
Mr. Dunham owns 100% of GC Rosedale, LLC.

(3)
Peoria Holdings, LP owns 50% of GC Peoria, LLC. DEM is the general partner of and owns 10% of Peoria Holdings, LP. Mr. Dunham owns a 12.86% limited partnership interest in Peoria Holdings, LP.

Equipment Lease Commitment

        In December 2007, we entered into an Equipment Lease Commitment with DHW relating to the lease of furniture, fixtures and equipment for our restaurants. Under the terms of the Equipment Lease Commitment, DHW agreed to purchase and lease to us equipment costing up to $16 million. Each five-year lease was for equipment costing a minimum of $0.8 million and a maximum of $1.25 million per restaurant, and had an interest rate equal to the DHW bank base rate plus 4.8%. Our company and DHW agreed upon a form of master equipment lease that provided, among other things, for a lease fee equal to 0.25% of the principal amount financed upon origination of each equipment lease. We had the option to purchase the leased equipment for $1.00 upon payment in full of all rent payments due under each lease.

        While the Equipment Lease Commitment was outstanding, DHW purchased and leased to us equipment costing an aggregate of $16 million. The value of the equipment financed at each restaurant was approximately $1 million, and the annual interest rate on each lease ranged from 10.3% to 12.3%. As part of the October 2009 debt conversion transaction described below, the aggregate balance then outstanding on these leases of approximately $15 million was extinguished through the issuance of 4,666,666 shares of common stock and DHW conveyed to us all of the furniture, fixtures and equipment subject to financing lease arrangements between DHW and our company.

Rent and Cash Flow Reductions

        In February 2009, we entered into a master agreement with the Dunham Entities to provide rent or other cash flow reductions to our company in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010 (the "Master Agreement"). At the time of entering into the Master Agreement, DCM had an ownership interest in 16 of our restaurants. The Master Agreement provided that DCM would amend and restate applicable leases and subleases with our company to reflect negotiated rent reductions. We agreed to deem rent reductions received from non-Dunham landlords to be part of the above-referenced aggregate rent reductions for 2009 and 2010. As a part of the Master Agreement, DCM also agreed to amend its leases with us that were treated as capital leases for accounting purposes by reducing their terms to periods which would thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.

        As part of the October 2009 debt conversion transaction described below, the parties entered into an amendment to the Master Agreement, under which the Dunham Entities agreed to use reasonable commercial efforts to seek rent reductions on real estate leases of up to $1.7 million in 2010 (rather than the above-referenced $1.5 million), and the Dunham Entities and the other entities who hold our leases who are affiliated with Dunham (the "Dunham landlords") amended their building leases. The amended terms were effective January 1, 2009, and in most cases the expiration date of the lease is December 31, 2018. We have determined that ten of the amended leases (including Rogers, Arkansas) qualify as operating leases and seven will remain capital leases. As a result of these amendments, we removed approximately $20 million of assets and $22 million of liabilities from our balance sheet. The resulting gain will be recognized over the life of the amended leases.

        We also agreed to the following additional provisions: to provide DCM with financial information concerning our operations, including a monthly comparison of actual income and expense compared to budgeted income and expense; to allow DCM, for a period of two years or such earlier time that the Master Agreement shall have been terminated, to appoint a board observer who will have the right to attend board meetings; to provide for a chairman of our board of directors who is an independent director; to confirm our obligation to reimburse DCM for out-of-pocket losses incurred in the closing of the Rogers, Arkansas location and resulting from the decision not to build on the Troy, Michigan site, less net sales proceeds from any real estate or lease income associated with such sites; to refrain from developing any new restaurants in 2009 without the consent of DCM (which will not be unreasonably delayed or withheld), with the exception of the Indianapolis, Indiana restaurant; and to amend certain leases to provide that we will pledge to DCM the liquor license owned by us for such restaurant locations. Reimbursement of costs related to the Rogers, Arkansas and Troy, Michigan sites will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate. Such reimbursement includes the carrying cost of the related land until its disposal.

        In consideration of the agreements of DCM provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 166,666 shares of our common stock at an exercise price of $1.584 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement.

Debt Conversion

        In October 2009, we completed a debt conversion transaction (the "Transaction") with DHW as contemplated under the debt conversion agreement between our company and DHW dated September 21, 2009. In the Transaction, approximately $15 million of our indebtedness to DHW was converted into 4,666,666 shares of our company's common stock at a conversion price of approximately $3.24 per share. We obtained a waiver under the financial viability exception from NASDAQ to its shareholder approval requirements, so the Transaction was not subject to approval by our shareholders. The Transaction was approved, however, by a special committee of our company's independent directors, by our board of directors, and by our audit committee. As a result, DHW came to beneficially own approximately 63.4% of our common stock, which constituted a change in control of our company. Because of this change in control, our use of federal net operating loss carryforwards to offset future taxable income will be limited.

        During the first year following closing, if the average bid price of our common stock for any period of 20 consecutive trading days equals or exceeds $4.28, we will have the right, exercisable on a one-time basis, to repurchase for $.006 per share an amount of the shares issued to DHW in the Transaction as would enable DHW to retain such issued shares having a market value of $20 million following such repurchase. The right may be triggered multiple times during the year, but may only be exercised once. If we were to exercise this right, such exercise would be considered an equity transaction reported as a reduction of shareholders' equity.

        In connection with the closing of the Transaction, we entered into a number of ancillary agreements with DHW. In addition to the amendment to the Master Agreement discussed above, a Master Amendment to Leases was entered into by and among our company and the Dunham landlords. Under the Master Amendment to Leases, the Dunham landlords agreed to a limited deferral of 30% of the rent due under lease agreements between our company and the Dunham landlords. In addition, for all rent payments due on or after June 1, 2009 under restaurant leases with the Dunham landlords, rent has been deferred for one month. The deferred rents must be repaid upon the first to occur of (a) our completing a debt or equity financing in the amount of $2 million or (b) October 5, 2010. The monthly accrued and deferred rent is approximately $73,000 per month. In addition, the Dunham landlords waived any defaults or events of default existing under the leases as of October 5, 2009.

        In addition, in connection with the Transaction, our company and three of our executive officers, Steven J. Wagenheim, James G. Gilbertson and Darius H. Gilanfar, entered into amendments to their existing employment agreements which provide that each will have employment through October 5, 2010, and will be entitled to severance benefits that include one year of base compensation if employment is terminated without cause, in addition to the balance of the one-year term, if terminated prior to the end of such term. The employment agreements are automatically extended for one-year terms unless either our company or the executive gives at least 60 days' notice to the other of an intent not to extend. In addition, Mr. Wagenheim's employment agreement was amended to reduce his severance benefit from 18 months to 12 months.

        We also entered into a Registration Rights Agreement with DHW under which we granted DHW certain registration rights with respect to the shares that DHW received in the Transaction. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC covering 777,777 of DHW's shares within 90 days of the closing date, and agreed, upon request by DHW and if DHW has sold the shares previously registered, to file registration statements covering 777,777 additional shares each six months thereafter. Under the Registration Rights Agreement, we are not obligated to file (a) more than six registration statements; (b) registration statements more frequently than every six months; or (c) any registration statement after October 5, 2012. The first of such resale registration statements became effective in February 2010.

        In connection with the Transaction, Donald A. Dunham, Jr., Joel C. Longtin, Todd W. Hanson and John A. Pesicka (collectively, the "DHW nominees") became members of our board of directors. Mr. Pesicka resigned from our board in February 2010. David A. Timpe joined our board in March 2010 as Mr. Pesicka's replacement. Pursuant to our agreements with DHW, if any of the DHW nominees resign from our board before our 2010 Annual Meeting of Shareholders, DHW may designate a successor director for nomination by our corporate governance and nominating committee and appointment to our board, and our company will use reasonable commercial efforts to cause the committee to recommend such successor to fill such vacancy and to cause our board to elect such successor, all subject to the exercise of the directors' fiduciary duties to our company.

        In connection with the Transaction we also entered into an amendment to the bridge loan agreement with Harmony (described below) which deferred the October 1, 2009 interest payment, modified the minimum net consolidated revenue covenant for the quarters ending September 29, 2009 and December 29, 2009, and waived any participation rights in the Transaction.

Relationships and Transactions with Harmony

        In March 2009, we entered into a bridge loan agreement with a group of accredited investors to provide $1 million of partially convertible debt financing. The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony"). Eugene E. McGowan, one of our directors, is a member of and has a beneficial interest in both of the Harmony funds. The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan originally to be funded by April 30, 2009. The closing date on the remainder of the amount committed was extended by successive amendments through December 16, 2009. An amendment dated December 16, 2009, provided, among other things, that the amount to be loaned under the bridge loan agreement would be decreased to $800,000. The bridge loan is evidenced by notes bearing interest at 9% per annum. Pursuant to the amendment dated December 16, 2009, payment of principal and interest were restructured as follows. The principal amount outstanding under the loans is payable as follows: (i) six installments of $9,000 each are payable on January 1, 2010, and on the first day of each month thereafter including June 1, 2010; (ii) the remaining principal amount outstanding is payable in 12 equal monthly installments commencing on January 1, 2011 and on the first day of each month thereafter, with the final installment of any unpaid principal due on December 1, 2011. Interest accrued is treated as follows: (i) accrued and unpaid interest is added to the principal amount outstanding under the loans on July 1, 2009, October 1, 2009 and January 1, 2010; (ii) accrued interest is payable quarterly in arrears on April 1, 2010, October 1, 2010 and January 1, 2011; and (iii) accrued interest is payable monthly in arrears commencing on February 1, 2011 and on the first day of each month thereafter; with a final payment of any accrued and unpaid interest due on December 1, 2011 with the final payment of principal.

        Mr. McGowan's interest in the transaction is through a family partnership which owns a 10% interest in Harmony Fund I, one-half of which is beneficially owned by Mr. McGowan. The extent of Mr. McGowan's interest in Harmony Fund II has not been determined. The Harmony funds are managed by McGowan Capital Group, which is owned by Mr. McGowan. Mr. McGowan who also has a 20% carried interest in the Harmony funds, which is a profits-only interest. Mr. McGowan has estimated his interest in the investments made by the Harmony Funds in our company at $50,000 as of the date of the investment. In addition, Joel C. Longtin, our Chairman of the Board, is a 5% member and on the board of directors of the McGowan Capital Group and is an officer and investor in the Harmony funds.

        The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles, relating to our Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant. The notes may be prepaid upon 30 days prior notice without premium or penalty. The notes must also be paid if our company receives $4 million or more of proceeds from the sale of equity securities or securities convertible into equity securities. The notes must also be repaid in the event we default under the terms and conditions of the bridge loan, including the financial covenants set forth therein. Such covenants include maintaining minimum operating income before interest, taxes, depreciation and amortization from the Sioux Falls, South Dakota restaurant operations, and minimum consolidated revenue of our company, as provided in the bridge loan agreement. We have also agreed to (1) limitations on our ability to create liens against our property, other than in the ordinary course of business, (2) limitations on liens against the Sioux Falls, South Dakota restaurant which serves as collateral for the loan and (3) limitations on certain investments and indebtedness. The bridge loan provides for customary events of default which would give the investors the right to accelerate our indebtedness under the notes, including an adverse event affecting the Sioux Falls, South Dakota restaurant.

        Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $3.00 per share. In addition, we issued to the investors warrants for the purchase of an aggregate of 53,332 shares of common stock exercisable six months after the date of issuance at a price of $1.516 per share, or 110% of the closing price of our common stock on March 30, 2009. The notes and the warrants provide customary anti-dilution rights to the holders, including weighted average anti-dilution provisions for sales at less than the exercise or conversion prices thereof. We have also agreed that if our company proposes to issue new securities in excess of 1% of its outstanding shares prior to May 1, 2010, subject to the exceptions noted below, we will give the investors the right to purchase up to that portion of the new securities which equals the proportion of the number of securities purchasable upon conversion of notes and exercise of the warrants relative to our outstanding common stock as of March 30, 2009. The participation right is not applicable to certain categories of issuances, such as shares issuable pursuant to public offerings, mergers and acquisitions and options, warrants and other rights to purchase securities. We have also granted the investors certain rights to require us to register common stock acquired by them upon conversion of the notes or exercise of the warrants under the Securities Act on Form S-3 or include such shares in certain company registrations under the Securities Act, at our expense. Such securities were registered for resale pursuant to a registration statement that became effective in February 2010.

Real Estate Interests of Other Directors

        Todd W. Hanson, one of our directors, is the owner of the Granite City restaurant building in Maple Grove, Minnesota. The annual base rent is $367,500, but Mr. Hanson has agreed to reduce the annual rent for each of the next two years to $307,500. Mr. Hanson also owns, through H.O. Holdings—Granite Valley, L.L.P., a 15% limited partnership interest in the GC Omaha Limited Partnership, which holds the lease of Granite City's Omaha, Nebraska location. The limited partnership made distributions in the amount of $2,025 and $6,150 to H.O. Holdings—Granite Valley, L.L.P. in 2009 and 2008, respectively.

        Joel C. Longtin, our Chairman of the Board, holds a limited partnership interest in the GC Des Moines Limited Partnership, the partnership which holds the lease of our Des Moines, Iowa restaurant. Mr. Longtin received, directly and indirectly, an aggregate of $3,286 and $12,508 in distributions based on this interest in 2009 and 2008, respectively. John A. Pesicka, one of our former directors, also holds such a limited partnership interest and received the same distributions. Mr. Longtin also holds a limited partnership interest in the GC Holdings Limited Partnership, the partnership which holds the lease of our Zona Rosa, Kansas restaurant. Mr. Longtin received, directly and indirectly, an aggregate of $1,001 and $3,962 in distributions based on this interest during 2009 and 2008, respectively.

        John A. Pesicka, one of our former directors, holds a limited partnership interest in the GC Lincoln Limited Partnership, the partnership which holds the lease of our Lincoln, Nebraska restaurant. Mr. Pesicka received, directly and indirectly, an aggregate of $810 and $3,128 in distributions based on this interest during 2009 and 2008, respectively.

Personal Guaranties

        Steven J. Wagenheim, our President, Chief Executive Officer and one of our directors, has personally guaranteed certain of our leases and loan agreements. Our board of directors has agreed to compensate Mr. Wagenheim for his personal guaranties of equipment loans entered into in August 2003 and January 2004, and equipment leases entered into under our August 2006 lease financing agreement with Carlton Financial Corporation. The amount of annual compensation for each of these guaranties is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period. During 2009 and 2008, we recorded $56,880 and $91,692 of such compensation in general and administrative expense, respectively, and paid $25,000 and $75,000 of such compensation, respectively.

Consulting Services

        Darius H. Gilanfar, one of our named executive officers, is married to Heidi Martin Gilanfar, who serves as a human resources/marketing consultant to our company. We paid Ms. Gilanfar $140,800 and $143,895 for such services in 2009 and 2008, respectively.

Director Independence

        Our board is comprised of a majority of "independent" directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. Our board has determined that our independent directors are Joel C. Longtin, Eugene E. McGowan, Bruce H. Senske and David A. Timpe. Steven J. Wagenheim, our President and Chief Executive Officer, Donald A. Dunham, Jr., the beneficial owner of approximately 64.3% of our common stock, and Todd W. Hanson, the owner of the Granite City restaurant building in Maple Grove, Minnesota, are not independent directors. Our board previously determined that John A. Pesicka, Arthur E. Pew III and Dermot F. Rowland, persons who each served as one of our directors during part of the last completed fiscal year, were independent directors.

        Our board of directors has audit, compensation, corporate governance and nominating, and executive committees. Each of the key committees (audit, compensation, and corporate governance and nominating) consists solely of members who are independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the SEC and the IRS, respectively. Further information regarding the independence of our directors for service on our board's committees appears in Item 10 of this report.

Item 14.    Principal Accountant Fees and Services

Audit and Non-Audit Fees

        The following table presents fees for audit and other services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. for the fiscal years 2009 and 2008.

	Year Ended
	December 29, 2009	December 30, 2008
Audit fees(1)	$131,187	$121,012
Audit-related fees(2)	24,548	13,375
Tax fees(3)	20,740	21,460

Total Fees	$176,475	$155,847

(1)
Audit fees consist of fees for the audit of our company's financial statements and review of financial statements included in our company's quarterly reports. Audit fees for 2009 included assistance with SEC comment letters, Form S-3 and other regulatory filings.

(2)
Audit-related fees primarily include the audit of our company's 401(k) plan. Included in 2009 were costs related to the review of lease modifications.

(3)
Tax fees consist of fees for the preparation of federal and state income tax returns.

Pre-Approval Policies and Procedures

        All services provided by our independent registered public accounting firm, Schechter, Dokken, Kanter, Andrews & Selcer, Ltd., are subject to pre-approval by our audit committee. The audit committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full audit committee meeting. Any interim approval given by an audit committee member must be reported to the audit committee no later than its next scheduled meeting. Before granting any approval, the audit committee (or a committee member, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The audit committee pre-approved all services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. in fiscal year 2009.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2010.

GRANITE CITY FOOD & BREWERY LTD.
By	/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim President and Chief Executive Officer (Principal Executive Officer)

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature		Title	Date

/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim		President, Chief Executive Officer and Director (Principal Executive Officer)	April 21, 2010
/s/ JAMES G. GILBERTSON James G. Gilbertson		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 21, 2010
* Joel C. Longtin		Chairman
* Donald A. Dunham, Jr.		Director
* Todd W. Hanson		Director
* Eugene E. McGowan		Director
* Bruce H. Senske		Director
* David A. Timpe		Director
*By	/s/ JAMES G. GILBERTSON James G. Gilbertson Attorney-in-Fact		April 21, 2010

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Registration Statement on Form S-3, filed on December 30, 2009 (File No. 333-164065)).
3.2	Amended and Restated By-laws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	Granite City Food & Brewery Ltd. 1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on December 22, 1999 (File No. 333-93459)).
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

Exhibit Number	Description
10.11	Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated June 15, 2005 (incorporated by reference to our Current Report on Form 8-K/A, filed on June 16, 2005 (File No. 000-29643)).
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

Exhibit Number	Description
10.24	Loan Agreement between the Registrant and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).
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

Exhibit Number	Description
10.48	Debt Conversion Agreement between the Registrant and DHW Leasing, L.L.C., dated September 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on September 22, 2009 (File No. 000-29643)).
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
21	Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Powers of Attorney (included on Signatures page).*
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