Form 10-Q
period 2010-09-28
GRANITE CITY FOOD & BREWERY LTD
filed 2010-11-09
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2010

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

As of November 8, 2010, the issuer had outstanding 7,367,895 shares of common stock.

i

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28,	December 29,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$1,949,564	$1,743,599
Inventory	945,029	832,135
Prepaids and other	473,133	563,284
Total current assets	3,367,726	3,139,018
Prepaid rent, net of current portion	260,369	303,763
Property and equipment, net	49,784,543	51,336,414
Intangible and other assets	1,153,245	1,242,761
Total assets	$54,565,883	$56,021,956
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,449,047	$2,497,858
Accrued expenses	4,943,188	6,300,053
Accrued exit or disposal activities, current portion	137,758	133,195
Deferred rent, current portion	1,506,992	1,356,391
Deferred gain, current portion	122,754	273,607
Long-term debt, current portion	1,743,443	389,391
Capital lease obligations, current portion	1,101,012	718,470
Total current liabilities	12,004,194	11,668,965
Accrued exit or disposal activities, net of current portion	2,197,321	2,005,468
Deferred rent, net of current portion	4,029,039	3,398,193
Deferred gain, net of current portion	820,613	1,991,859
Long-term debt, net of current portion	422,908	2,122,120
Capital lease obligations, net of current portion	30,216,494	27,507,051
Total liabilities	49,690,569	48,693,656
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 and 15,000,000 shares authorized at 9/28/10 and 12/29/09, respectively; 7,367,895 and 7,366,217 shares issued and outstanding at 9/28/10 and 12/29/09, respectively	73,679	73,662
Preferred stock, $0.01 par value, 10,000,000 shares authorized
Additional paid-in capital	58,885,631	58,409,379
Accumulated deficit	(54,083,996)	(51,154,741)
Total shareholders’ equity	4,875,314	7,328,300
Total liabilities and shareholders’ equity	$54,565,883	$56,021,956

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2010	2009	2010	2009

Restaurant revenue	$22,271,547	$21,478,123	$67,729,980	$65,004,189

Cost of sales:
Food, beverage and retail	6,163,390	5,982,592	18,694,615	17,864,596
Labor	7,639,081	7,578,646	23,203,003	22,805,179
Direct restaurant operating	3,504,658	3,261,449	9,931,699	9,619,339
Occupancy	1,997,789	1,670,941	6,399,753	4,814,456
Total cost of sales	19,304,918	18,493,628	58,229,070	55,103,570

Pre-opening	—	—	—	211,262
General and administrative	1,588,399	1,397,184	4,803,441	5,892,251
Depreciation and amortization	1,512,449	1,760,339	4,469,527	5,195,056
Exit or disposal activities	374,485	174,787	634,876	776,327
Loss (gain) on disposal of assets	17,969	8,278	(58,186)	58,686
Operating loss	(526,673)	(356,093)	(348,748)	(2,232,963)

Interest:

Income	5,968	79	10,151	1,687
Expense	(936,985)	(1,365,885)	(2,590,658)	(4,748,325)
Net interest expense	(931,017)	(1,365,806)	(2,580,507)	(4,746,638)

Net loss	$(1,457,690)	$(1,721,899)	$(2,929,255)	$(6,979,601)

Loss per common share, basic	$(0.20)	$(0.64)	$(0.40)	$(2.59)

Weighted average shares outstanding, basic	7,367,895	2,699,642	7,366,807	2,699,642

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	September 28,	September 29,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,929,255)	$(6,979,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,349,460	5,107,214
Amortization of deferred gain	(135,959)	—
Other amortization	120,067	87,842
Stock warrant/option expense	473,786	185,870
Non-cash interest expense	19,786	—
Loss on disposal of assets	77,773	58,686
Loss on exit or disposal activities	180,807	375,085
Deferred rent	769,783	1,166,787
Changes in operating assets and liabilities:
Inventory	(112,894)	(141,488)
Prepaids and other	133,545	(108,679)
Accounts payable	92,877	489,424
Accrued expenses	(1,356,866)	(697,719)
Net cash provided by (used in) operating activities	1,682,910	(456,579)

Cash flows from investing activities:
Purchase of:
Property and equipment	(445,424)	(427,730)
Intangible and other assets	(52,364)	(291,685)
Net cash used in investing activities	(497,788)	(719,415)

Cash flows from financing activities:
Payments on capital lease obligations	(514,135)	(1,531,310)
Proceeds from capital leases	—	1,000,000
Payments on long-term debt	(353,282)	(259,782)
Proceeds from long-term debt	—	800,000
Deferred transaction costs	—	(938,164)
Net costs related to issuance of stock	(111,740)	—
Net cash used in financing activities	(979,157)	(929,256)

Net increase (decrease) in cash	205,965	(2,105,250)
Cash and cash equivalents, beginning	1,743,599	2,652,410
Cash and cash equivalents, ending	$1,949,564	$547,160

Supplemental disclosure of non-cash investing and financing activities:

Land, buildings and equipment acquired under capital lease agreements/amendments	$2,451,199	$2,938,266
Property and equipment and intangibles purchased and included in accounts payable	$141,688	$48,526

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Thirty-nine weeks ended September 28, 2010 and September 29, 2009

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of September 28, 2010, the Company operated 26 restaurants in 11 states.  The Company also operates a centralized beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer.  The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

Principles of consolidation and basis of presentation

For the thirty-nine weeks ended September 28, 2010, the Company operated at a level that allowed it to fund its existing operations.  The Company believes this same level of sales and margins will allow it to fund its obligations for the foreseeable future.  However, the Company’s ability to continue funding its operations and meet its debt service obligations continues to depend upon its operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond the Company’s control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, the Company will require equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon the Company’s ability to generate working capital.  Furthermore, the Company also believes that it will need to begin increasing the number of units it operates to lessen turnover costs as managers and other key personnel may otherwise seek new opportunities with growing restaurant chains.  The Company will need to obtain equity or debt financing to fund this growth.  There can be no assurance that the Company will obtain financing on favorable terms or at all.  If the Company raises additional capital through the issuance and sale of equity securities, the securities may be issued at prices below the market price of its stock, and its shareholders may suffer significant dilution.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict the Company’s ability to operate and grow its business, and would cause it to incur additional interest expense and financing costs.  If cash flow from operations is insufficient to fund expected capital needs, or if the Company’s needs are greater than anticipated and the Company is unable to obtain additional capital, the Company will be required to further restructure its debt obligations.  The failure to reach agreements with creditors to further restructure indebtedness, including lease obligations, would have a material adverse effect upon the Company’s business and results of operations.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of September 28, 2010, and its results of operations for the interim periods ended September 28, 2010 and September 29, 2009, have been included.

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

The results of operations for the thirteen and thirty-nine weeks ended September 28, 2010 are not necessarily indicative of the results to be expected for the entire year.

Related parties

DHW Leasing, L.L.C. (“DHW”), the beneficial owner of approximately 63.3% of the Company’s common stock, gained control of the Company in October 2009.  The members of DHW are Donald A. Dunham, Jr. and Charles J. Hey, both of whom are directors of the Company.  Mr. Dunham is also the sole member of Dunham Capital Management, LLC (“DCM”) and 70% owner of Dunham Equity Management, LLC (“DEM”).  DHW, DCM and DEM are collectively, with Mr. Dunham, referred to herein as the “Dunham Entities.”  As of September 28, 2010, Mr. Dunham beneficially owned approximately 64.3% of the Company’s common stock, including the shares held by DHW.  DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to the Company.  Mr. Dunham, as an individual, also owns a limited partnership interest in one of the limited partnerships that own real estate leased to the Company.

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

Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets.  When the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, the Company periodically recognizes gift card breakage which represents the portion of its gift card obligation for which management believes the likelihood of redemption by the customer is remote, based upon historical redemption patterns.  Such amounts are included as a reduction to general and administrative expense.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model.  Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company used the following assumptions within the Black-Scholes option-pricing model for the first three quarters of 2010 and 2009:

Thirty-nine Weeks Ended
	September 28, 2010	September 29, 2009
Weighted average risk-free interest rate	2.58% - 3.89%	2.25% - 3.80%
Expected life of options	10 years	10 years
Expected stock volatility	94.27% - 95.86%	66.30% - 95.95%
Expected dividend yield	None	None

Net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the fiscal year.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses during the respective periods.  Calculations of the Company’s net loss per common share reflect the Company’s January 2010 one-for-six share combination and are set forth in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009

Net loss	$(1,457,690)	$(1,721,899)	$(2,929,255)	$(6,979,601)
Loss per common share, basic	$(0.20)	$(0.64)	$(0.40)	$(2.59)
Weighted average shares outstanding, basic	7,367,895	2,699,642	7,366,807	2,699,642

2.     Fair value of financial instruments

At September 28, 2010 and December 29, 2009, the fair value of cash and accounts payable approximates their carrying value due to the short-term nature of the instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

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

4.              Restaurant closing and asset impairment charges

Rogers, Arkansas

In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  Management believes the closure of this restaurant has allowed the Company to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies and cash flow.  The Company has attempted to find a replacement tenant or negotiate for a lease termination for this location which expires December 31, 2018.  Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of $57,681, costs incurred for early contract termination of $4,578 and costs to close and maintain the facility of $1,065,215.  During the third quarter of 2008, the Company recorded a non-cash impairment charge of $135,057 related to the write-off of the carrying value of the restaurant equipment at the Rogers location.  The amount of this write-off is equal to the difference between the net book value of the equipment and the expected future cash flows generated by leasing the equipment to a replacement tenant.  Until the Company is able to find a replacement tenant, it will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance. In accordance with the FASB guidance on accounting for costs associated with exit or disposal activities, the Company recorded a non-cash lease termination liability of $1,762,689 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  Pursuant to the terms of the lease, the annual lease payments for the Roger’s site were $405,000 as of September 28, 2010, and the ongoing costs to maintain the property were approximately $4,600 per month.  As of September 28, 2010, the Company’s future undiscounted cash payments under the terms of this lease were approximately $3.5 million.

Troy, Michigan

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with the Dunham Entities, the Company will reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site.  As of September 28, 2010, the carrying cost of the land approximated $16,000 per month.  Reimbursement of costs relating to this site, including the carrying cost of the related land, generally will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate; however, in August 2010, the Company’s board of directors agreed to reimburse DCM $100,000 of such expenses.  The Company further expects that if the property is sold, it will reimburse DCM for the difference between the cost of the land and the sale price.  Based on the results of a recent appraisal, the Company accrued an additional $251,750 in the third quarter of 2010.  The Company’s management has concluded that as of September 28, 2010, it is probable that the Company will need to reimburse DCM approximately $733,750 and has included such amount as “accrued exit or disposal activities” on its balance sheet, pursuant to the FASB guidance on accounting for contingencies.  The actual amount due DCM could fluctuate due to changes in the economy.

The costs related to the closing of the Rogers restaurant and the decision not to build the Troy restaurant aggregated $634,876 in the first three quarters of 2010 and are reflected on the Company’s condensed consolidated statements of operations as “exit or disposal activities.”   The following is a reconciliation of the beginning and ending balances of exit or disposal activities:

Accrued exit or disposal costs at December 29, 2009	$2,138,663

Costs incurred and charged to expense	734,209
Payments	(438,460)
Amortization of sublease liability	(99,333)
Accrued exit or disposal costs at September 28, 2010	$2,335,079

5.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at September 28, 2010 and December 29, 2009:

	September 28, 2010	December 29, 2009

Land	$18,000	$18,000
Buildings	33,694,603	31,311,399
Leasehold improvements	9,631,869	9,444,418
Equipment and furniture	33,729,324	33,536,306
Construction in progress *	85,160	108,868
	77,158,956	74,418,991
Less accumulated depreciation	(27,374,413)	(23,082,577)
	$49,784,543	$51,336,414

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	September 28, 2010	December 29, 2009
Prototype/Leasehold improvements for future locations	$85,000	$96,400
Equipment and leasehold improvements for current locations	—	$12,400

Intangible and other assets

Intangible and other assets consisted of the following:

	September 28, 2010	December 29, 2009
Intangible assets:
Liquor licenses	$760,865	$760,865
Trademarks	190,617	160,193
Other:
Deferred loan costs	395,009	386,083
Security deposits	224,346	233,146
	1,570,837	1,540,287
Less accumulated amortization	(417,592)	(297,526)
	$1,153,245	$1,242,761

6.        Accrued expenses

Accrued expenses consisted of the following:

	September 28, 2010	December 29, 2009
Payroll and related	$1,208,271	$1,863,688
Deferred revenue from gift card sales	1,488,746	2,304,312
Sales taxes payable	523,215	606,051
Interest	325,783	269,076
Real estate taxes	768,861	580,879
Deferred registration costs	157,360	172,179
Other	470,952	503,868
	$4,943,188	$6,300,053

7.        Deferred rent

Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period.  Additionally, certain of the Company’s landlords have agreed to defer a portion of the payments due them for specified periods of time.  The Company also continues to negotiate with its landlords to reduce rents and has withheld rent to certain of its landlords during rent negotiations.  The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  Deferred rent consisted of the following:

	September 28, 2010	December 29, 2009
Difference between minimum rent and straight-line rent	$3,897,569	$3,251,235
Deferred rent*, net of $138,503 warrant value	1,317,301	1,140,843
Contingent rent expected to exceed minimum rent	44,772	63,617
Tenant improvement allowance	276,389	298,889
	$5,536,031	$4,754,584

*Of this amount, approximately $239,000 was paid to DCM, our primary landlord, in October 2010, $50,000 will be due to DCM in each of December 2010 and January 2011, and approximately $1,095,000 is due to General Growth Properties, with which we are negotiating reduced lease costs for three of our locations.

8.  Long-term debt

As of September 28, 2010, the Company had two long-term loans outstanding with First National Bank (“FNB”), an independent financial institution in Pierre, South Dakota, the proceeds of which the Company used to purchase assets at its Fargo, North Dakota and Davenport, Iowa restaurants.  These loans are secured by the tangible personal property and fixtures at the respective locations and are guaranteed by Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors.

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

As of September 28, 2010 and December 29, 2009, the balances, interest rates and maturity dates of our long-term debt were as follows:

	September 28, 2010	December 29, 2009
Des Moines (FNB)
Balance	$—	$94,865
Annual interest rate	N/A	5.50%
Maturity date	N/A	8/27/2010

Davenport (FNB)
Balance	$46,955	$148,828
Annual interest rate	5.50%	10.25%
Maturity date	1/6/2011	1/6/2011

Fargo (FNB)
Balance	$1,144,798	$1,187,349
Annual interest rate	8.75%	8.75%
Maturity date	8/15/2011	8/15/2011

South Bend (Liquor license)
Balance	$242,959	$245,640
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023

Harmony (Bridge loan)
Balance	$748,478	$856,479
Annual interest rate	9.00%	9.00%
Maturity date	12/1/2011	12/1/2011

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2010	$51,435
2011	1,893,675
2012	4,263
2013	4,617
2014	5,000
Thereafter	224,200
$2,183,190

9.        Capital leases

As of September 28, 2010, the Company operated 19 restaurants under capital lease agreements, of which one expires in 2020, one in 2021, two in 2022, three in 2023, four in 2024, two in 2026, three in 2027 and three in 2030, all with renewable options for additional periods.  Seventeen of these lease agreements originated with Donald A. Dunham, Jr. and entities affiliated with him (collectively, the “Dunham Landlords”).  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

During the third quarter of 2010, the Company entered into amendments to five of the Company’s leases with the Dunham Landlords, changing the rental amount and extending the term of each lease.  The amended terms caused the classification of four such leases to change from operating to capital (included above).  The fifth amended lease was, and continues to be, a capital lease.  As a result of these amendments, the Company recorded additional assets and capital lease liabilities of approximately $3.6 million in the aggregate.  Such assets and liabilities were each reduced by a write off of approximately $1.2 million of deferred gain related to these properties.

The Company’s board of directors has agreed to amend 12 more of the Company’s leases with the Dunham Landlords, changing the rental amounts and terms of each lease.  Although the amendments were originally to be effective September 1, 2010, such amendments were not executed as of September 28, 2010.  The parties have agreed to the new rental payments beginning September 1, 2010 while finalizing the remaining terms and conditions of the lease amendments.  Based on these preliminary understandings, the Company expects to convert five additional operating leases to capital leases and purchase the property improvements at two locations.  As such, the Company expects to record additional assets and liabilities of approximately $4.8 million in the aggregate.  Based on these preliminary understandings, the Company expects to permanently reduce annual rents by approximately $500,000 per year compared to the original lease rates.

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

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with the Dunham Entities, the Company will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site (see Note 4).

As of September 28, 2010, the Company leased equipment at three of its restaurants pursuant to a lease agreement with Carlton Financial Corporation (“Carlton”). The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million, the annual interest rate on each ranges from 12.9% to 19.6% and the leases will expire in October 2012.  The Company may purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment.  Steven J. Wagenheim, the Company’s president, chief executive officer and one of its directors, was required to personally guarantee payments to be made to Carlton under the lease financing and the Company’s board of directors agreed to compensate him for such guarantee.

In June 2007, the Company entered into a lease for an energy optimization system at its Maple Grove, Minnesota restaurant for approximately $30,000.  This five-year lease carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

Included in property and equipment are the following assets held under capital leases:

	September 28, 2010	December 29, 2009
Land	$18,000	$18,000
Building	33,749,572	31,311,399
Equipment and leasehold improvements	3,365,588	3,365,587
	37,133,160	34,694,986
Less accumulated depreciation	(9,010,904)	(7,374,244)
	$28,122,256	$27,320,742

Minimum future lease payments under all capital leases are as follows:

Year ending:	Capital Leases
2010	$1,199,989
2011	4,689,674
2012	4,312,862
2013	4,244,084
2014	4,303,148
Thereafter	44,683,972
Total minimum lease payments	63,433,729
Less amount representing interest	(32,116,223)
Present value of net minimum lease payments	31,317,506
Less current portion	(1,101,012)
Long-term portion of obligations	$30,216,494

The foregoing table does not include the leases amendments which have not been executed.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

10.      Commitments and contingencies

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of November 8, 2010, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.  In addition, some property owners have brought actions against the Company or its landlords arising out of the Company’s withholding of rent during the period in which it is attempting to negotiate the lease terms.  Management believes these actions have been stayed and will continue in abeyance while active negotiations are taking place with property owners.

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

Employment agreements

The Company has entered into employment agreements with Steven J. Wagenheim, its president and chief executive officer; James G. Gilbertson, its chief financial officer; and Darius H. Gilanfar, its chief operating officer, providing for their employment on an at-will basis. Each agreement, as amended in June 2010, provides that the executive will have employment through October 6, 2012.  Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term.  Each employment agreement is automatically extended for a one-year term unless either the Company or the executive gives at least 60 days’ notice to the other of an intent not to extend. If the Company elects not to extend the executive’s employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive’s employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term.  The agreements also provide for a base annual salary which may be increased by the Company’s board of directors, incentive compensation as determined by the Company’s compensation committee from time to time, and participation in the Company’s other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of the Company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter. As of November 8, 2010, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

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

Purchase Commitments

The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.   As of September 28, 2010, the Company’s future obligations under such contracts aggregated approximately $726,000.

11.       Stock plans

In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.   As of September 28, 2010, no options to purchase common stock were outstanding under the plan, which expired July 28, 2007.

As of September 28, 2010, options to purchase 17,500 shares of common stock were outstanding under the 1997 Director Stock Option Plan, which expired July 29, 2007.  All such options are fully vested and exercisable for five years from the date of grant.  On May 2, 2007, the Company’s board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 2,500 shares of common stock per year, exercisable for a period of ten years, should be made to each non-employee director on the anniversary of his election to the board under the 2002 Equity Incentive Plan.  In May 2010, the Company’s board of directors agreed to increase such annual issuance to non-employee directors from 2,500 to 5,000 shares of common stock.

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, for employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of September 28, 2010 was 1,125,000.  As of September 28, 2010, there were options outstanding under the plan for the purchase of 923,888 shares.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of September 28, 2010 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 30, 2008	364,689	$21.60	6.2 years

Granted	127,721	1.36	9.2 years
Exercised	—	—
Forfeited	(98,391)	17.49
Outstanding at December 29, 2009	394,019	$16.07	6.6 years	$78,467

Granted	603,497	2.22	9.7 years
Exercised	—	—
Forfeited	(56,128)	11.46
Outstanding at September 28, 2010	941,388	$7.46	8.3 years	$54,707

Options exercisable at December 29, 2009	198,659	$23.01	5.2 years
Options exercisable at September 28, 2010	383,746	$14.26	6.7 years	$17,456

Weighted-average fair value of options granted during 2010	$1.97

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on the last day of the reporting period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of the reporting period.  As of September 28, 2010, there was approximately $953,683 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $188,724 is expected to be recognized during the remainder of fiscal year 2010, $501,688 in fiscal year 2011, $203,262 in fiscal year 2012, $55,484 in fiscal year 2013 and $4,525 in fiscal year 2014.

The following table summarizes information about stock options outstanding at September 28, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise Prices	Options Outstanding	Contractual Life	Exercise Price	Options Exercisable	Exercise Price

$1.00 - $6.00	699,530	9.5 years	$2.13	171,431	$2.11
$6.01 - $12.00	22,497	6.6 years	$10.17	13,954	$9.91
$12.01 - $18.00	43,073	5.3 years	$14.16	26,350	$14.64
$18.01 - $24.00	55,330	5.0 years	$21.94	55,330	$21.94
$24.01 - $30.00	75,464	4.9 years	$26.03	71,297	$26.07
$30.01 - $36.00	28,828	1.7 years	$31.14	28,718	$31.14
$36.01 - $42.00	16,666	6.5 years	$37.20	16,666	$37.20
Total	941,388	8.3 years	$7.46	383,746	$14.26

12.  Common stock warrants

In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants.  Under this agreement, the Company issued five-year warrants for the purchase of 36,960 shares of common stock at an exercise price of $39.00 per share to such investors and five-year warrants for the purchase of 9,239 shares of common stock at an exercise price of $39.00 per share to the Company’s placement agent. Such warrant agreements with the investors and placement agent for this transaction contain certain anti-dilution provisions.  Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants in the first quarter of 2009, at an exercise price less than the thresholds set forth in the security purchase agreement.  The exercise price of each existing warrant was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the closing price of our common stock on the closing date of this securities purchase agreement; and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued.  As a result of the issuance of common stock in October 2009 at a price per share less than the thresholds set forth in the security purchase agreement, further anti-dilution adjustments were required.  As a result of these adjustments, the number of shares purchasable under these warrants at September 28, 2010 was 110,956 and the exercise price was $16.24 per share.  On October 21, 2010, all such warrants expired unexercised.

During the first nine months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The aggregate number of shares underlying such warrants was 201,028 and the weighted average exercise price was $1.60 per share.  Pursuant to the provisions of such agreements, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants in the first quarter of 2009, at an exercise price less than the thresholds set forth in the agreement.  The exercise price of each warrant issued prior to such issuance was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance of warrants, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the warrant exercise price in effect immediately prior to such issuance; and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued.  As a result of these adjustments, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price was $1.60 per share.  In June 2010, a warrant for the purchase of 1,678 shares was exercised at an exercise price of $1.58 per share.  As of September 28, 2010, warrants for the purchase of 199,447 shares remained unexercised.

Pursuant to the Harmony bridge loan agreement entered into in March 2009, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  Such warrants became exercisable September 30, 2009, and remained unexercised at September 28, 2010.

As of October 21, 2010, warrants for the purchase of an aggregate of 252,779 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.58 per share.

13.       Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  Prior to fiscal year 2009, the Company made no contribution to the plan.  Beginning in fiscal year 2009, the Company elected to match 10% of such contributions up to 6% of the participant’s compensation.  In fiscal year 2009, the Company contributed $12,761 under the plan, and in the first three quarters of 2010, the Company contributed an additional $10,485 under the plan.  The Company expects to contribute approximately $3,500 under the plan during the remainder of fiscal year 2010.

ITEM 2       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Risk Factors” section of our Annual

Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2010, and the “Risk Factors” section of our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2010 and the “Risk Factors” section of this document for additional factors known to us that may cause actual results to vary.

Overview

We are a Modern American upscale casual restaurant chain.   As of September 28, 2010, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.  The location of each restaurant in operation and the month and year of its opening appear in the following chart:

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

DHW Leasing, L.L.C. (“DHW”), the beneficial owner of approximately 63.3% of our common stock, gained control of our company in October 2009.  The members of DHW are Donald A. Dunham, Jr. and Charles J. Hey, both of whom are directors of ours.  Mr. Dunham, who is also the sole member of Dunham Capital Management, LLC (“DCM”) and 70% owner of Dunham Equity Management, LLC (“DEM”), became one of our directors in October 2009.  DHW, DCM and DEM are collectively, with Mr. Dunham, referred to herein as the “Dunham Entities.”  As of September 28, 2010, Mr. Dunham beneficially owned approximately 64.3% of our common stock, including the shares held by DHW.  DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to our company.  Mr. Dunham, as an individual, also owns a limited partnership interest in one of the limited partnerships that own real estate leased to our company.

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  Over the past two years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and most recently, our property and equipment rent.  We have implemented marketing initiatives designed to increase brand awareness and help drive guest traffic.  We believe these initiatives contributed to the increase in sales and guest traffic in the first three quarters of 2010.

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

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  The third quarter of 2010 and 2009 each included 338 operating weeks, which is the sum of the actual number of weeks each restaurant operated.  The first three quarters of 2010 and 2009 included 1,014 and 1,008 operating weeks, respectively.  The six additional operating weeks in the first three quarters of 2010 were related to our Indianapolis, Indiana restaurant which opened in February 2009.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen and thirty-nine weeks ended September 28, 2010 and September 29, 2009:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2010	2009	2010	2009

Restaurant revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.7	27.9	27.6	27.5
Labor	34.3	35.3	34.3	35.1
Direct restaurant operating	15.7	15.2	14.7	14.8
Occupancy	9.0	7.8	9.4	7.4
Total cost of sales	86.7	86.1	86.0	84.8

Pre-opening	—	—	—	0.3
General and administrative	7.1	6.5	7.1	9.1
Depreciation and amortization	6.8	8.2	6.6	8.0
Exit or disposal activities	0.6	0.8	0.6	1.2
Loss (gain) on disposal of assets	0.1	0.0	(0.1)	0.1
Operating loss	(1.2)	(1.7)	(0.1)	(3.4)

Interest:
Income	0.0	0.0	0.0	0.0
Expense	(4.2)	(6.4)	(3.8)	(7.3)
Net interest expense	(4.2)	(6.4)	(3.8)	(7.3)

Net loss	(5.4)%	(8.0)%	(4.0)%	(10.7)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2010.

Results of operations for the thirteen and thirty-nine weeks ended September 28, 2010 and September 29, 2009

Revenue

We generated $22,271,547 and $21,478,123 of revenue during the third quarter of 2010 and 2009, respectively.  The 3.7% increase in revenue was due primarily to the 3.5% increase in guest traffic in the third quarter of 2010 compared to the third quarter of 2009.  Comparable restaurant revenue, which includes restaurants in operation over 18 months, increased 4.0% from the third quarter of 2009 to the third quarter of 2010 due to an increase in guest traffic of 3.7%.  The average weekly revenue per restaurant at our comparable restaurants increased $2,534 from $63,104 in the third quarter of 2009 to $65,638 in the third quarter of 2010.

During the first three quarters of 2010 and 2009, we generated revenue of $67,729,980 and $65,004,189, respectively.  The 4.2% increase in first three quarters revenue was primarily the result of an increase in guest traffic of approximately 5.5%.  The first three quarters of 2010 included six additional restaurant operating weeks compared to the same period in 2009.  Comparable restaurant revenue increased 3.9% from the first three quarters of 2009 to the first three quarters of 2010 primarily due to an increase in guest traffic of approximately 5.0%.  Average weekly revenue per comparable restaurant increased $2,479 from $64,257 in the first three quarters of 2009 to $66,736 in the first three quarters of 2010.

Throughout 2009 and particularly in the last half of the year, we began a discounting and a marketing program to drive guest traffic back into the restaurants.  Although the discounting reduced our average check on a year-to-date basis, our guest traffic improved in late 2009 and the first three quarters of 2010, and our average check increased slightly in third quarter of 2010 compared to the third quarter of 2009.

We expect that restaurant revenue will vary from quarter to quarter.  Continued seasonal fluctuations in restaurant revenue are due in part to increased outdoor seating and weather conditions.  Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of any future restaurant openings to cause fluctuations in restaurant revenue.  Additionally, other factors outside of our control, such as timing of holidays, consumer confidence in the economy and changes in consumer preferences may affect our future revenue.

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 0.2% to 27.7% in the third quarter of 2010 from 27.9% in the third quarter of 2009.  Such costs increased 0.1% as a percentage of revenue to 27.6% in the first three quarters of 2010 from 27.5% in the first three quarters of 2009.  While we did experience slight cost increases, primarily in bottled beer, fish, chicken and produce, such costs were offset in part by decreases in wine and liquor costs.  While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.

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

Our labor costs, as a percentage of revenue, decreased 1.0% to 34.3% in the third quarter of 2010 from 35.3% in the third quarter of 2009.  Such costs decreased 0.8% as a percentage of revenue to 34.3% in the first three quarters of 2010 from 35.1% in the first three quarters of 2009.  We have not opened additional restaurants since the first quarter of 2009, and therefore did not incur additional labor costs typically associated with newly opened restaurants in the first three quarters of 2010.  Additionally, we have trained our managers on a number of operational metrics and initiatives focused on manager accountability and internal development of restaurant-level staff to reduce labor costs as a percentage of revenue.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable.  Our direct restaurant operating expense as a percentage of revenue increased 0.5% to 15.7% in the third quarter of 2010 from 15.2% in the third quarter of 2009, due primarily to increases in marketing and printing costs.  Such costs decreased 0.1% as a percentage of revenue to 14.7% in the first three quarters of 2010 from 14.8% in the first three quarters of 2009.  Decreases in costs of utilities, paper and plastic and uniforms were offset in part by the increase in advertising and promotion costs as we continued the marketing initiatives we began in 2009.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 1.2% as a percentage of revenue to 9.0% in the third quarter of 2010 from 7.8% in the third quarter of 2009.  Such costs increased 2.0% as a percentage of revenue to 9.4% in the first three quarters of 2010 from 7.4% in the first three quarters of 2009.  Our occupancy cost increased significantly in the fourth quarter of 2009 as leases at nine of the restaurants we operate were converted from capital leases to operating leases as a result of lease amendments entered into in October 2009.  As capital leases, a portion of the lease expense was recorded as interest expense and reduction of liability.  As operating leases, all lease expense is recorded as an occupancy cost included in rent expense.  Also included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term.  This non-cash rent expense of $640,446 and $475,074 is included in occupancy costs in the first three quarters of 2010 and 2009, respectively.  The $165,372 increase in non-cash rent expense was due primarily to the one and two-year rent reductions provided by certain of our landlords.  On June 30, 2010, our board of directors approved amendments to five of our leases with Donald A. Dunham, Jr. and entities affiliated with him (collectively, the “Dunham Landlords”), changing the rental amount and extending the term of each lease.  The amended terms caused the classification of four such leases to change from operating to capital.  As such, a portion of the lease expense which was classified as occupancy costs in the first half of 2010 was classified as interest expense and a reduction of liability in the third quarter of 2010.  As we continue to renegotiate our leases, we anticipate that more leases will be converted from operating leases to capital leases, further reducing occupancy costs and increasing interest expense.

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

In the first three quarters of 2009, our pre-opening costs of $211,262 were related to the restaurant we opened in Indianapolis, Indiana in February 2009.  We have not opened additional restaurants since that time, and therefore incurred no pre-opening costs in the first three quarters of 2010.

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

General and administrative expense increased $191,215 to $1,588,399 in the third quarter of 2010 from $1,397,184 in the third quarter of 2009.  As a percentage of revenue, general and administrative expenses increased 0.6% in the third quarter of 2010 compared to the third quarter of 2009.  In the third quarter of 2009, we reclassified approximately $501,000 in transaction costs incurred in the first half of 2009 from general and administrative expense to deferred transaction cost, due to the closing of the transaction in October 2009 whereby we extinguished approximately $15.0 million of our debt in exchange for equity.  In addition, in preparation for our annual meeting of shareholders held in August 2010, we experienced an increase in legal costs and investor relation costs. Non-cash stock-based compensation included in general and administrative expense was $66,934 and $33,628 in the third quarter of 2010 and 2009, respectively.  General and administrative expenses decreased $1,088,810 to $4,803,441 in the first three quarters of 2010 from $5,892,251 in the first three quarters of 2009.  As a percentage of revenue, such expenses decreased 2.0% in the first three quarters of 2010 from the first three quarters of 2009.  The primary sources of such year-to-date decrease were expenses related to recruiting, consulting, compensation, legal and travel expense.  Non-cash stock-based compensation included in general and administrative expense was $275,659 and $114,971 in the first three quarters of 2010 and 2009, respectively.

We continue to seek ways to reduce our general and administrative expenses through additional pricing negotiations with our vendors.  While we have started seeing the effects of previously renegotiated general and administrative costs, we will closely monitor and attempt to further reduce these expenses while seeking to preserve an infrastructure that remains suitable for our current operations.  Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios to return to levels more consistent with the industry, allowing us to contain our costs.  To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses.  We believe our general and administrative expense and our general and administrative expense as a percentage of revenue will decrease for the full fiscal year 2010 compared to 2009.

Depreciation and amortization

Depreciation and amortization expense decreased $247,890 to $1,512,449 in the third quarter of 2010 from $1,760,339 in the third quarter of 2009.  Such expense decreased $725,529 to $4,469,527 in the first three quarters of 2010 from $5,195,056 in the first three quarters of 2009, due principally to the reclassification of the leases at nine of the restaurants we operate from capital leases to operating leases in October 2009.  As a percentage of revenue, depreciation expense decreased 1.4% in the third quarter and first three quarters of 2010 compared to the respective periods in 2009.

Exit or disposal activities

In August 2008, we closed our Rogers, Arkansas restaurant.  Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss.  We believe the closure of this restaurant has allowed management to focus capital and personnel resources on our other restaurants in order to increase future operating efficiencies and cash flow.  We are working to find a replacement tenant for the location, for which we are bound by a lease which expires in December 2018.  Costs incurred in the first three quarters of 2010 and 2009 in connection with this closure include costs to maintain the facility of approximately $338,460 and $401,241, respectively.  We will incur ongoing costs such as utilities, landscape and maintenance and general liability insurance until we are able to find a replacement tenant. We recorded a non-cash lease termination liability of $1,762,689 based on management’s estimate of the fair value of these obligations.  This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property.  Amortization of this sublease liability was $99,333 and $14,915 in the first three quarters of 2010 and 2009, respectively.  All costs related to the closing of the Rogers restaurant, including lease payments, are reflected in our statements of operations as “exit or disposal activities.”  Pursuant to the terms of the lease our annual lease payments for the Rogers site were $405,000 as of September 28, 2010, and our ongoing costs to maintain the property were approximately $4,600 per month.  As of September 28, 2010, our future undiscounted cash payments under the terms of this lease were approximately $3.5 million.

As part of the Master Agreement we entered into with the Dunham Entities in February 2009, we agreed to reimburse DCM for any out-of-pocket expenses incurred, reduced by net proceeds from the sale of the real estate or lease income associated with the Rogers, Arkansas site and the site at Troy, Michigan upon which we decided not to build a restaurant.  As September 28, 2010, the carrying cost of the land at the Troy, Michigan site approximated $16,000 per month and has been recorded in “exit and disposal activities” in our statement of operations.  Reimbursement of costs related to these sites, including the carrying cost of the related land, generally will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate; however, in August 2010, our board of directors agreed to reimburse DCM $100,000 of such expenses.  We further expect that if the property is sold, we will reimburse DCM for the difference between the cost of the land and the sale price.  Based on the results of a recent appraisal, we accrued an additional $251,750 in the third quarter of 2010.  As of September 28, 2010, our management believes it is probable we will need to reimburse DCM approximately $733,750 of such costs related to the Troy, Michigan site.  The actual amount due DCM could fluctuate due to changes in the economy.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense decreased $428,900 to $936,985 in the third quarter of 2010 from $1,365,885 in the third quarter of 2009.  Such expense decreased $2,157,667 to $2,590,658 in the first three quarters of 2010 from $4,748,325 in the first three quarters of 2009.  These decreases were due to capital lease reductions from our landlords and equipment financers and the extinguishment of approximately $15.0 million of equipment lease debt through the issuance of common stock in October 2009.  Additionally, in October 2009, leases at nine of the restaurants we operate were converted from capital leases to operating leases.  As a result, expense related to such leases that was recorded as interest expense in the first three quarters of 2009, was recorded as an occupancy cost included in rent in the first three quarters of 2010.  As we continue to renegotiate our leases, we anticipate that more leases will be converted from operating leases to capital leases, further reducing occupancy costs and increasing interest expense.  Interest income increased $5,889 in the third quarter of 2010 and $8,464 in the first three quarters of 2010 over the respective periods in 2009 due to the increase in cash on hand.

Liquidity and capital resources

As of September 28, 2010, we had $1,949,564 of cash and a working capital deficit of $8,636,468 compared to $1,743,599 of cash and a working capital deficit of $8,529,947 at December 29, 2009.

During the thirty-nine weeks ended September 28, 2010, we generated $1,682,910 of net cash from operating activities.  We used $497,788 of cash to purchase equipment and other assets and made payments aggregating $867,417 on our debt and capital lease obligations.  We used $114,223 of cash related to the issuance of common stock to DHW and made cash payments aggregating $175 to shareholders in lieu of receiving fractional shares related to our reverse stock split. We received $2,658 of cash upon the exercise of a landlord warrant.

During the thirty-nine weeks ended September 29, 2009, we obtained proceeds of $1,800,000 pursuant to a sales-leaseback capital lease agreement and a loan agreement and made payments aggregating $1,791,092 on our debt and capital lease obligations.  We used $456,579 of net cash in operating activities, $719,415 of net cash to purchase equipment and other assets, and $938,164 of cash for costs related to the issuance of common stock to DHW.

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

For the first three quarters of fiscal year 2010, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  However, our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we will require equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon our ability to generate working capital.  Furthermore, we also believe that we will need to begin increasing the number of units we operate to lessen turnover costs as managers and other key personnel may otherwise seek new opportunities with growing restaurant chains.  We will need to obtain equity or debt financing to fund this growth.  There can be no assurance that we will obtain financing on favorable terms or at all.  If we raise additional capital through the issuance and sale of equity securities, the securities may be issued at prices below the market price of our stock, and our shareholders may suffer significant dilution.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.  If cash flow from operations is insufficient to fund expected capital needs, or if our needs are greater than anticipated and we are unable to obtain additional capital, we will be required to further restructure debt obligations.  The failure to reach agreements with creditors to further restructure our indebtedness, including lease obligations, would have a material adverse effect upon our business and results of operations.

Commitments

Long-term debt:

As of September 28, 2010, we had two long-term loans outstanding with an independent financial institution in Pierre, South Dakota, the proceeds of which we used to purchase assets at our restaurants in Fargo, North Dakota and Des Moines, Iowa. These loans are secured by the tangible personal property and fixtures at the respective locations and are guaranteed by Steven J. Wagenheim, our president, chief executive officer and one of our directors.  As of September 28, 2010, one such loan balance was $46,955, matures in January 2011 and carries an annual interest rate of 5.5%.  The other such loan balance was $1,144,798, matures in August 2011 and carries an annual interest rate of 8.75%

As of September 28, 2010, the balance on our promissory note to an Indiana general partnership secured by the liquor license at our South Bend, Indiana restaurant was $242,939.  Such note matures in September 2023 and carries an annual interest rate of 8.0%.

As of September 28, 2010, we entered into a bridge loan agreement with a group of accredited investors, the proceeds of which were used for working capital.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles, relating to our Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $3.00 per share.  The balance of the loan at September 28, 2010 was $748,478, matures in December 2011 and carries an annual interest rate of 9.0%.

Capital Leases:

Property leases

As of September 28, 2010, we operated 19 restaurants under capital lease agreements, of which one expires in 2020, one in 2021, two in 2022, three in 2023, four in 2024, two in 2026, three in 2027 and three in 2030, all with renewable options for additional periods.  Seventeen of these lease agreements originated with the Dunham Landlords.  Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

During the third quarter of 2010, we entered into amendments to five of our leases with the Dunham Landlords, changing the rental amount and extending the term of each lease.  The amended terms caused the classification of four such leases to change from operating to capital (included above).  The fifth amended lease was, and continues to be, a capital lease.  As a result of these amendments, we recorded additional assets and capital lease liabilities of approximately $3.6 million in the aggregate.  Such assets and liabilities were each reduced by a write off of approximately $1.2 million of deferred gain related to these properties.

Our board of directors has agreed to amend 12 more of our leases with the Dunham Landlords, changing the rental amounts and terms of each lease.  Although the amendments were originally to be effective September 1, 2010, such amendments were not executed as of September 28, 2010.  The parties have agreed to the new rental payments beginning September 1, 2010 while finalizing the remaining terms and conditions of the lease amendments.  Based on these preliminary understandings, we expect to convert five additional operating leases to capital leases and purchase the property improvements at two locations.  As such, we expect to record additional assets and liabilities of approximately $4.8 million in the aggregate. Based on these preliminary understandings, we expect to permanently reduce annual rents by approximately $500,000 per year compared to the original lease rates.

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

Equipment leases

As of September 28, 2010, we leased equipment at three of our restaurants pursuant to a lease agreement with Carlton Financial Corporation (“Carlton”). The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million, the annual interest rate on each ranges from 12.9% to 19.6% and the lease will expire in October 2012.  We may purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment.  Steven J. Wagenheim, our president, chief executive officer and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee.

In June 2007, we entered into a lease for an energy optimization system at our Maple Grove, Minnesota restaurant for approximately $30,000.  This five-year lease carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

Operating Lease:

The land portions of the 19 property leases referenced above, 17 lease agreements of which originated with the Dunham Landlords, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  In addition to such property leases, as of September 28, 2010, we had obligations under the following operating leases:

We operate five restaurants under operating lease agreements with the Dunham Landlords.  Each lease expires in 2018 and has renewable options for additional periods. Scheduled rent increases during the initial term are recognized on a straight-line basis.

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

Personal Guaranties:

Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  In addition, in August 2006, we entered into a lease agreement with Carlton pursuant to which we financed approximately $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement, for which our board of directors agreed to compensate him.  The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period.  During the first three quarters of 2010 and 2009, we recorded $25,454 and $45,837 of such compensation in general and administrative expense, respectively, and paid $112,451 and $25,000 of such compensation, respectively.

Employment Agreements:

We have entered into employment agreements with Steven J. Wagenheim, our president and chief executive officer; James G. Gilbertson, our chief financial officer; and Darius H. Gilanfar, our chief operating officer, providing for their employment on an at-will basis. Each agreement, as amended in June 2010, provides that the executive will have employment through October 6, 2012.  Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term.  Each employment agreement is automatically extended for a one-year term unless either our company or the executive gives at least 60 days’ notice to the other of an intent not to extend. If we elect not to extend the executive’s employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive’s employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term.  The agreements also provide for a base annual salary which may be increased by our board of directors, incentive compensation as determined by our compensation committee from time to time, and participation in our company’s other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of our company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter. As of November 8, 2010, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

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

	Payment due by period
		Fiscal Year	Fiscal Years	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt, principal	$2,183,190	$51,435	$1,897,938	$9,617	$224,200
Interest on long-term debt	363,737	47,126	143,155	36,692	136,765
Capital lease obligations, including interest	63,433,728	1,199,989	9,002,536	8,547,231	44,683,972
Operating lease obligations, including interest	67,279,540	2,661,484	10,832,162	11,223,193	42,562,701
Purchase contracts*	725,510	158,631	106,743	114,642	345,494
Loan guarantee	30,962	15,509	15,454	—	—
Total obligations	$134,016,668	$4,134,174	$21,997,988	$19,931,376	$87,953,131

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

Changes in interest rates:

Pursuant to the terms of our long-term debt agreement with an independent financial institution, we will have a balloon payment due of approximately $1.1 million in August 2011.  If it becomes necessary to refinance such balloon balance, we may not be able to secure financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.   As of September 28, 2010, our future obligations under such contracts aggregated approximately $726,000.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 28, 2010, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1               Legal Proceedings

From time to time, lawsuits are threatened or filed against us in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of November 8, 2010, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of our company.  In addition, some property owners have brought actions against us or our landlords arising out of our withholding of rent during the period in which we are attempting to negotiate the lease terms.  We believe these actions have been stayed and will continue in abeyance while active negotiations are taking place with property owners.

ITEM 1A            Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2009 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2010 filed with the Securities and Exchange Commission, with the exception of the following amended and restated risk factors:

Risks Related to Our Business

We may be unable to recruit, motivate and retain qualified employees.  Our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including trained brewing personnel, restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions could be in short supply in one or more of our markets. In addition, our success depends upon the skill and experience of our restaurant-level management teams. Our inability to recruit, motivate and retain such individuals may result in high employee turnover which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees, which could result in higher labor costs.  Furthermore, we believe we will need to begin increasing the number of units we operate to lessen turnover costs as managers and other key personnel may otherwise seek new opportunities with growing restaurant chains.

The loss of key personnel could adversely affect our business.  Our success depends to a significant extent on the performance and continued service of members of our senior management and certain other key employees. Competition for employees with such specialized training and deep backgrounds in the restaurant industry is intense and we cannot assure you that we will be successful in retaining such personnel. In addition, we cannot assure you that employees will not leave or compete against us. If the services of any member of management become unavailable for any reason, it could adversely affect our business and prospects.  Furthermore, we believe we will need to begin increasing the number of units we operate to lessen turnover costs as managers and other key personnel may otherwise seek new opportunities with growing restaurant chains.

Risks Related to Future Restaurant Expansion

We have significant capital needs and cannot give assurance that financing will be available to us to pursue any future expansion.  We require significant capital for our operations and for any future expansion. We have discontinued expansion due to concerns over the economy and because we currently lack the capital to develop additional restaurants.  However, we believe we will need to begin increasing the number of units we operate to lessen turnover costs as managers and other key personnel may otherwise seek new opportunities with growing restaurant chains.  Because our available sources of liquidity are insufficient to fund our expected capital needs, we would need to raise additional capital through sales of equity securities or debt to fund expansion.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: November 9, 2010	By:	/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer
(As Principal Financial Officer and Duly Authorized Officer of Granite City Food & Brewery Ltd.)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Current Report on Form 8-K, filed on August 31, 2010 (File No. 000-29643)).

3.2	Amended and Restated Bylaws of the Company, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

10.1	Loan Agreement between First Midwest Bank, Dunham Capital Management, L.L.C., Granite City Food & Brewery Ltd., and Donald Dunham, Jr., dated August 31, 2010.

10.2

Granite City Food & Brewery Ltd. Amended and Restated Equity Incentive Plan, effective June 17, 2010 (incorporated by reference to our Definitive Proxy Statement, filed on July 21, 2010 (File No. 000-29643)).

10.3

Amended and Restated Employment and Severance Agreement by and between the Company and Darius H. Gilanfar, dated August 9, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2010 (File No. 000-39643)).

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