Form 10-K
period 2010-12-28
GRANITE CITY FOOD & BREWERY LTD
filed 2011-02-28
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2010.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2010, the aggregate market value of the registrant's common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are "affiliates") was $4,437,995 (based on the closing sale price of the registrant's common stock as reported on the NASDAQ Capital Market). The number of shares of common stock outstanding at that date was 7,367,895 shares.

         The number of shares of common stock outstanding as of February 15, 2011 was 7,385,659.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

i

PART I

Item 1.    Business.

Overview

        We are a Modern American upscale casual restaurant chain. As of February 15, 2011, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®. We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience. The location of each restaurant in operation and the month and year of its opening appear in the following chart:

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

        Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. Over the past two years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and most recently, our property and equipment rent. We have implemented marketing initiatives designed to increase brand awareness and help drive guest traffic. We believe these initiatives contributed to the increase in sales and guest traffic in 2010. Although we have seen positive results in guest counts and same-store sales in 2010, we continue to monitor the economic conditions carefully as it relates to our overall business.

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

Proposed Issuance of Preferred Stock and Proposed Repurchase of Common Stock

        In February 2011, we entered into agreements with Concept Development Partners LLC ("CDP") and DHW Leasing, L.L.C. ("DHW") that, subject to obtaining shareholder approval, would result in (1) our issuance to CDP of $9.0 million of newly issued convertible preferred stock, (2) availability of a new $10.0 million credit facility to our company, (3) our repurchase of 3,000,000 shares of common stock currently held by DHW for $7.05 million, and (4) other arrangements that would focus on lowering our restaurant occupancy costs (see "Liquidity and Capital Resources—Proposed Issuance of Preferred Stock and Proposed Repurchase of Common Stock"). The transaction with CDP is, in addition to customary closing conditions, subject to:

  •
  approval by our shareholders, including a majority of the shares not owned by DHW and its affiliates present in person or by proxy at our special meeting of shareholders;

  •
  our company obtaining a $10.0 million credit facility;

  •
  our company achieving additional rent reductions of at least $250,000; and

  •
  CDP's satisfactory completion of due diligence on its investment in our company.

        Closing of the transactions contemplated by such agreements would result in a change in control of our company, including changes at the board and senior management levels.

        In anticipation of completing the transactions with CDP and DHW, which remain subject to approval by our shareholders, we are evaluating strategies for growth under the assumptions that we will continue to generate positive cash flow from existing operations and that we will have access to a $10.0 million credit facility, which is a condition to closing the CDP transaction. Under these assumptions, we are looking at a variety of alternatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.

        We expect to generate additional revenue through new store growth within our existing geographic footprint. We are analyzing potential new restaurant sites and expectations of revenue growth. We will also seek to generate additional revenue by enhancing our existing store operations through, for example, the addition of private dining rooms for events and regular dining and increasing the square footage of bar areas. We are evaluating the costs of these potential capital enhancements relative to the projected revenue gains to determine expected return on investment of these potential store modifications.

        We also believe that in pursuing strategies contemplated following completion of the transaction with CDP, we would be able to operate existing and future stores more efficiently through technological improvements in our table management and kitchen operations. The goal of these improvements would be to increase table turnover, provide a higher level of service to our customers, improve overall dining experience, increase our sales, and improve our financial condition.

        The above objectives assume that we continue to generate positive cash flow and that we have available a $10.0 million credit facility upon closing the CDP transaction. If we cease generating positive cash flow or the expected credit facility is not available to us, our business could be adversely affected and we may be required to alter or cease our plans for new stores, store modifications and technological improvements. If the CDP transaction is not completed, we would need to obtain significant equity or debt financing from another source to fund this growth.

Debt Conversion

        In October 2009, we completed a debt conversion transaction (the "Debt Conversion Transaction") with DHW, our primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between our company and DHW dated September 21, 2009. In the Debt Conversion Transaction, approximately $15 million of our indebtedness to DHW was converted into 4,666,666 shares of our company's common stock at a conversion price of approximately $3.24 per share. As a result, DHW and affiliated parties came to beneficially own a majority of our common stock, which constituted a change in control of our company. In connection with the closing of the Debt Conversion Transaction, the parties entered into a number of ancillary agreements which include, but are not limited to, lease amendments, deferred lease payments and an agreement to seek to obtain further rent reductions (see "Liquidity and Capital Resources—Debt Conversion Transaction"). We intend to repurchase 3,000,000 of the shares we issued to DHW in October 2009 pursuant to the above-described stock repurchase agreement with DHW, subject to shareholder approval of the stock purchase agreement with CDP and the related repurchase transaction with DHW.

Bridge Loan

        In March 2009, we entered into a bridge loan agreement with a group of accredited investors to provide $1.0 million of partially convertible debt financing. The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony"). The former chairman of our board of directors, Eugene E. McGowan, is a member of, and has a beneficial interest in, both of the Harmony funds. The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan originally to be funded by April 30, 2009. The closing date on the remainder of the amount committed was extended by reason of successive amendments through December 16, 2009. An amendment dated December 16, 2009, provided, among other things, that the amount to be loaned under the bridge loan agreement would be decreased to $800,000 from $1.0 million. We may repay all or part of this indebtedness using proceeds from the above-described stock purchase agreement with CDP, subject to shareholder approval of the stock purchase agreement with CDP and the related stock issuance.

Master Agreement

        In February 2009, we entered into a master agreement with DHW, Dunham Capital Management, L.L.C. ("DCM") and Dunham Equity Management, L.L.C. ("DEM") (collectively, the "Dunham Entities") to provide rent or other cash flow reductions to our company (the "Master Agreement"). The Master Agreement, which was amended as part of the Debt Conversion Transaction, provided for such reductions in the amount of $2.5 million for the calendar year 2009 and $1.7 million for calendar year 2010. The Master Agreement provided that the Dunham Entities would amend and restate applicable leases and subleases to reflect negotiated rent reductions. We commenced paying reduced rent in January 2009 in anticipation of finalizing the Master Agreement, which reductions are deemed to be part of the negotiated rent reductions. In consideration of the agreements of Dunham provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 166,666 shares of our common stock at an exercise price of $1.58 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement. The value of these warrants of $136,495 is being amortized over a ten-year period, which was the term of the majority of the underlying amended lease agreements (see "Liquidity and Capital Resources—Debt Conversion Transaction and Rent Reduction Agreement").

Other Landlord Rent Reductions

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

Granite City Concept and Business Strategy

        Our objective is to develop and operate successful restaurants by consistently exceeding our guests' expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry. Subject to closing the CDP transaction, our expansion plans include growth in restaurant and overall company earnings in an effort to provide returns for our shareholders. Our concept targets a broad guest base by incorporating two popular national dining preferences: high quality, made-from-scratch, casual, value-priced food, and fresh, handcrafted, quality beers. We believe this concept differentiates us from many of our competitors, who feature pre-prepared, smaller portioned food items and mass-produced, pre-packaged beers. The key elements of our concept and strategy are as follows:

  •
  Offer a broad selection of quality foods at reasonable prices.

  •
  Offer Old World, classic beers made with an efficient brewing process.

  •
  Create a fun, energetic atmosphere and destination dining experience.

  •
  Create a passionate culture of service.

  •
  Achieve attractive restaurant and microbrewery economics.

  •
  Pursue deliberate and careful expansion.

Locations

        As of February 15, 2011, we operated 26 Granite City Food & Brewery restaurants as set forth in "Business—Overview." Our prototypical restaurant consists of an approximately 8,800 square foot facility conveniently located just off one or more interstate highways and is centrally located within the respective area's retail, lodging and transportation activity. Our restaurants have open atmospheres as well as floor-to-ceiling window systems creating, where designs permit, expansive views of outdoor patio areas used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

        Future expansion will be in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We plan to continue using our restaurant prototype in future restaurants; however, where appropriate, we expect to convert existing restaurants to our Granite City concept. Additionally, we intend to explore alternative restaurant designs to enhance guest experience and increase profitability. We may also need to alter our prototype to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.

        In August 2008, we ceased operations at our restaurant in Rogers, Arkansas. In fiscal year 2011, we entered into a lease termination agreement with the mall owner of this location which included a cash payment of $159,075 and a five-year promissory note in the amount of $400,000 with annual interest of 6%. In a lease amendment agreement with DCM, the developer of the property, we are required to pay $81,000 per year for 20 years to offset property development costs. Pursuant to the lease termination agreement, we will incur no further costs associated with the property and will relinquish all equipment at the site.

        In May 2008, we entered into a lease agreement for a location in Troy, Michigan. However, we have decided not to build on that site. As part of the Master Agreement we entered into with the Dunham Entities described above, we agreed to reimburse DCM for any out-of-pocket costs that DCM incurs due to the closing of the Rogers, Arkansas location and the decision not to build on the Troy, Michigan site less net sales proceeds from the sale of any real estate or lease income associated with such sites. Pursuant to an amendment to this agreement, reimbursement of costs related to these sites will be amortized and payable to DCM over a 60-month period commencing May 15, 2011, at a 6% annual interest rate. Such reimbursement includes the carrying cost of the related land until its disposal. As part of our stock purchase agreement with CDP and our stock repurchase agreement with DHW, we separately entered into an agreement to purchase the Troy, Michigan site, together with all plans, permits and related assets associated, from DCM for approximately$2.6 million, subject to closing the CDP transaction.

Development Agreement

        In April 2008, we entered into a development agreement with United Properties Investment LLC ("United Properties") for the development of up to 22 restaurants to be built between 2009 and 2012. United Properties will be responsible for all costs related to the land and building of each restaurant. The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved. The annual lease rate for fee-simple land and building developments will be 9.5% and we will have the right of first offer to purchase these restaurants. Additionally, in the event United Properties sells one of the buildings that it develops for us at an amount in excess of the threshold agreed to by the parties in the agreement, then we will share in the profits of that sale. We assume no liability in the event United Properties sells a building at a loss. We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can, however, use another developer if United Properties declines to build a particular restaurant. We currently have no sites under development, but we are beginning to review potential locations in anticipation of closing the CDP transaction.

        The selection of future Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development. These criteria include minimum "trade area" populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.

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

        Our menu is designed to cater to a diverse customer base for a variety of dining occasions and is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items. When our menu is opened, our guests find a special section of lunch selections featured at prices currently ranging from $5.00 to $7.99, providing a premium meal at a special value for midday diners. We also offer signature selections, meals which are marketed as our chefs' personal favorites. These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer. Our overall menu prices currently range from $3.59 for a cup of soup to $25.99 for our GC Steakhouse Classic New York Strip. Most of our 85 menu items currently range from $8.49 to $17.99. Our average check per person during 2010 ranged from $13.39 to $13.68, varying by market.

        Some of our more popular items include our Ale and Cheddar Soup, Idaho Nachos, Grilled Chicken and Bruschetta Salad, Asian Chicken Salad, Grilled London Broil with Bourbon Onion Sauce, GC Meatloaf, Honey Rosemary Filet Mignon and Granite City Walleye. We currently offer three to four special menu items weekly, ranging from appetizers to salads and entrees. This approach allows us to be innovative, keeping our menu fresh and interesting. Approximately three percent of food sales during 2010 were generated through weekly specials. We also solicit input from guests regarding our menu offerings.

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

Purchasing

        We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources. Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we generally purchase these commodities from national and regional suppliers at negotiated prices. In order to control the cost of such purchasing, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 28, 2010, our future obligations under such contracts aggregated approximately $1.2 million.

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

Brewing Operations—Fermentus Interruptus®

        Our flagship brews consist of five styles available every day. In addition, we also produce specialty or seasonal beers which are designed to attract beer enthusiasts. Seasonal beers are often tied to particular events like Oktoberfest and St. Patrick's Day. Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions. This ability to craft beers to our events builds customer appeal and provides customers with a different feel or experience on subsequent visits, which we believe promotes repeat business. Additionally, we are beginning to explore options for selling our beers at various stadiums, arenas and conventions centers, as well as bottling our beers for sale at off-sale retail establishments.

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

        In May 2007, we were granted a patent by the United States Patent and Trademark Office for this proprietary beer brewing process. This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer. In October 2008, we were granted a federally registered trademark for Fermentus Interruptus. In June 2010, we were granted an additional patent for an apparatus for distributed production of beer.

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

Marketing

        We focus our business strategy on providing high-quality, Modern American cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of each of our restaurants, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. While we believe word-of-mouth advertising and taking care of each of our guests are key components in driving guests' initial and subsequent visits, in 2009 we began using radio and television advertising to attract and retain customer patronage. Outside media expense was less than one percent of revenue in 2010 and 2009, which we believe is significantly less than the industry average. Furthermore, we believe we have the potential to continue to grow our customer traffic through other targeted marketing programs. One such initiative is the "Mug Club" program for repeat customers. As of February 15, 2011, we had over 140,000 active Mug Club members. We have introduced several initiatives to bolster our relationship with members, to drive additional restaurant traffic and to increase sales of high-margin proprietary beers. Our initiatives include regular communication with members through e-mail and special Mug Club events such as seasonal beer-tapping parties.

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

        Our restaurants use personal computer systems that are integrated with management reporting systems which enable us to monitor restaurant sales and product and labor costs on a daily basis. Financial controls are maintained through a centralized accounting system. In addition to our abbreviated weekly statements of operations which are provided to restaurant management, our monthly financial statements are generated within a relatively short period of time so that management may review and respond to requirements in a timely fashion. We monitor sales, product costs, labor costs, operating expenses and advertising and promotional expenses on a daily basis. We believe that our current infrastructure and our system of operational controls provide an adequate structure for future expansion.

Management and Employees

        As of February 15, 2011, we had approximately 2,322 employees, consisting of approximately 869 part-time employees and approximately 1,453 full-time employees.

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

        Each Granite City restaurant employs approximately 85 hourly employees, approximately 40% of whom are part time. All employees are trained and follow tenured employees for a period of time before they are scheduled to work independently.

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

Corporate Employees

        As of February 15, 2011, we had 32 corporate-level employees. Our restaurant-level management teams are managed by three regional directors of operations. We may need to add additional employees, including additional regional personnel, to ensure proper management, support and controls in the event of future expansion. Our regional directors of operations receive incentive bonuses based upon quantitative and qualitative performance criteria.

Hours of Operation

        Although our hours vary somewhat from location to location, our restaurants are open seven days a week, generally from 11:00 a.m. to 12:00 a.m., Monday through Thursday, 11:00 a.m. to 1:00 a.m. Friday and Saturday and from 10:00 a.m. to 10:00 p.m. on Sunday. Since our inception, we have offered a buffet style brunch on Sundays, beginning at 10:00 a.m. This brunch features both breakfast and lunch items, which follows our high quality standards and price/value relationship. In January 2010, we began serving a Saturday brunch which is served from 9:00 a.m. until noon. We are open on select holidays.

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

        Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location. We believe we compare favorably with respect to each of these factors and intend to emphasize our quality food and specialty handcrafted beers. We also compete with other retail establishments for site selections.

Trademarks, Service Marks and Patents

        We have federal registrations for the trademarks "GC Granite City Food & Brewery and Design," "Granite City Food & Brewery," "Granite City," "GC," and "Fermentus Interruptus." We have Minnesota state registrations for the trademarks "Granite City Food & Brewery," "Brother Benedict's Mai Bock," "Victory Lager," "Pride of Pilsen," "Northern Light" and "Duke of Wellington." Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

        In May 2007, the United States Patent and Trademark Office granted us U.S. Patent 7,214,402 for our proprietary beer brewing process. This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer. U.S. Patent 7,735,412 was issued in June 2010 for an apparatus for distributed production of beer.

        We have an additional U.S. patent application, Serial Number 11/800,752 pending with the United States Patent and Trademark Office relating to a method of production of beer for distribution.

Seasonality

        We expect that our sales and earnings will fluctuate based on seasonal patterns. We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our markets.

Executive Officers of the Registrant

        The following table provides information with respect to our executive officers as of February 15, 2011. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Steven J. Wagenheim	57	President, Chief Executive Officer and Director
James G. Gilbertson	49	Chief Financial Officer and Assistant Secretary
Darius H. Gilanfar	44	Chief Operating Officer
Monica A. Underwood	51	Vice President of Finance and Secretary

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

Risks Related to Our Business

        We may fail to realize the anticipated benefits of the CDP transaction.    Assuming shareholder approval and closing of the CDP transaction and the availability of a $10.0 million credit facility, our future performance will depend, in part, on our ability to realize the anticipated benefits of such transaction. Even if the transaction is successfully closed, we may not successfully execute our growth strategy of building new restaurants, creating private dining rooms and expanding bar areas of existing restaurants and improving our technology. Furthermore, even with the anticipated lease restructuring and permanent rent reductions, we may not be able to continue to generate cash flow from operations. If we are not able to develop successful strategies and implement a business plan that achieves these objectives and benefits from our relationship with CDP and its board and management designees, the anticipated benefits of the CDP transaction may not be realized, which would have an adverse impact on our company and the market price of our shares.

        We have a history of losses and no assurance of future profitability.    We have incurred losses in each fiscal year since inception. We had a net loss of approximately $4.5 million for the fiscal year ended December 28, 2010 and a net loss of approximately $9.6 million for the fiscal year ended December 29, 2009. As of December 28, 2010, we had an accumulated deficit of approximately $55.7 million. We cannot assure you that we will successfully increase our revenue. Even if we substantially increase our revenue, we cannot assure you that we will achieve profitability or positive cash flow. If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future because our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions, and the level of competition in our markets.

        Disruptions in the national economy and the financial markets have adversely impacted our business and may further impact our business.    The restaurant industry has been adversely affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. Disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, and which could adversely affect our financial position and results of operations. As a result, any decrease in cash flow generated from our business could adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit and equity markets. This disruption in the credit and equity markets has also adversely affected the availability of financing for our operations and future expansion. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit. If the disruption in the economy continues to adversely affect revenue, we can give no assurance that we can reduce costs to a level necessary to offset potentially lower revenue. Depending upon the future economic conditions, we may need to raise capital and/or close restaurants to continue operating.

        DHW has substantial control over us, which could reduce your ability to receive a premium for your shares through a change in control.    In October 2009, DHW, an entity controlled by Donald A. Dunham, Jr., one of our directors, came to beneficially own a majority of our outstanding common stock. As of February 15, 2011, DHW beneficially owned 63.2% of our common stock. In addition, under the debt conversion agreement dated September 21, 2009, DHW elected four persons to serve on our board of directors, including Mr. Dunham, and until September 21, 2011, DHW has the right to participate in private placements of our equity (on the same terms as other investors) so that DHW may maintain its then percentage ownership of our common stock. Finally, DHW and affiliated Dunham entities are the landlord for 17 of our locations. As a result of the foregoing, DHW has a significant influence on the outcome of all corporate actions requiring shareholder approval independent of how our other shareholders may vote, including:

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

        We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.    Our leases generally are long term in nature. While several lease terms have been reduced as a result of the October 2009 debt conversion transaction with DHW, most of our leases have 13 to 20 years remaining on their terms with options to renew in five-year increments (at increased rates).

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

  •
  our ability to expand;

  •
  initial sales performance by our restaurants;

  •
  the timing of future restaurant openings and related expenses;

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

        The need for additional advertising may arise, which could increase our operating expenses.    We have generally relied on our high profile locations, operational excellence, "word-of-mouth," and limited paid advertising to attract and retain restaurant guests. During 2010, our radio and television advertising costs accounted for less than one percent of our net sales. Should we conclude that additional paid advertising is necessary to attract and retain guests, our operating expenses could increase and our financial results could be adversely affected.

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

        Our operations depend upon governmental licenses or permits.    Our business depends upon obtaining and maintaining required food service, liquor and brewing licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to close affected restaurants or limit the food and beverage offerings at our affected locations. We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as licensing requirements of states and municipalities where we operate restaurants. Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time. Although we do not anticipate any significant problems in obtaining required licenses, permits or approvals, any delays or failures to obtain required licenses, permits or approvals could delay existing operations or future expansion. We are at risk that state regulations concerning brewery restaurants or the interpretation of these regulations may change.

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

        We may be exposed to potential risks relating to our internal controls over financial reporting.    If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected. In addition, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected.

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

        Limitations in our insurance coverage could adversely affect our operations in certain circumstances.    We have comprehensive insurance, including workers' compensation, employee practices liability, general liability, business interruption, fire and extended coverage and property insurance. However, there are certain types of losses which may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses. If such a loss should occur, we would, to the extent that we are not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and/or cash flow from, such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business or to develop future restaurants. We cannot assure you that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all, or that the premium costs will not rise to an extent that they adversely affect our business or our ability to economically obtain or maintain such insurance.

Risks Related to Future Restaurant Expansion

        If the transaction with CDP, which remains subject to approval by our shareholders, is not completed, we may be unable to pursue our growth plans and would incur significant expense. If the above-referenced transaction is not completed, we will not receive the expected benefits of the transaction which include:

  •
  establishing a $10.0 million third-party credit facility, which is a condition to closing that would enable us to execute our growth strategy of building new restaurants, creating private dining rooms and expanding bar areas of existing restaurants and improving our technology;

  •
  restructuring certain of our leases and obtaining permanent rent reductions;

  •
  replacing our current majority shareholder, DHW, with CDP, a portfolio company of CIC II LP, a fund of CIC Partners Firm LP, a private equity firm with significant experience in investing in restaurants; and

  •
  employing Robert J. Doran as our chief executive officer and Dean S. Oakey as our chief concept officer, electing five new directors designated by CDP to our board and benefitting from their experience in the restaurant industry.

        In certain circumstances, termination of our stock purchase agreement with CDP would require us to pay CDP its expenses up to $500,000 and a break-up fee of $500,000. Alternatively, if either we or CDP terminate the agreement because our shareholders do not approve the transaction or the lenders to our company under the forthcoming credit facility withdraw, we would be required to pay CDP either $100,000 plus 200,000 shares of our common stock or $200,000, at CDP's discretion. In either case, we would also continue to be responsible for our transaction costs, including our legal fees and the fees paid in connection with the fairness opinion obtained in connection with the transaction, as well as the consulting fees paid to CDP, which we estimate will total approximately $600,000. Finally, we believe that failure to close the transaction with CDP would likely have an adverse effect on the trading price of our common stock, which increased substantially following the announcement of the proposed transaction.

        We have significant capital needs and cannot give assurance that financing will be available to us to pursue future expansion. We require significant capital for our operations and for future expansion. We have had no restaurant expansion since February 1, 2009 due to concerns over the economy and the lack of capital to develop additional restaurants. Because our available sources of liquidity are currently insufficient to fund expansion, we would need to raise additional capital through sales of equity securities or debt to fund growth, if we are unable to complete the CDP transaction. If we are able to complete the CDP transaction and obtain a $10.0 million credit facility, we expect to commence a program to enhance existing restaurants to increase their revenue potential and develop at least one new restaurant within 12 months following the closing of the CDP transaction.

        We cannot assure you that we will be able to complete the CDP transaction or obtain future financing on favorable terms or at all. If we raise additional capital in the future through the issuance and sale of equity securities, the sales may be at prices below the market price of our common stock, and our shareholders may suffer significant dilution. Future debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. The failure to obtain financing for future growth could materially adversely affect our business, financial condition, results of operations and cash flows. Further, if future debt financing does become available, we may be adversely affected by changes in interest rates. Changes in interest rates will also affect our lease rates and can be expected to adversely impact our operating results.

        Costs associated with the proposed stock issuance to CDP could adversely affect our financial results. We are undertaking substantial costs related to obtaining shareholder approval for, and closing, the transactions contemplated by the proposed stock purchase agreement with CDP and the stock repurchase agreement with DHW. If the transactions are delayed or not completed, we could incur costs that would reduce our working capital base. Additionally, costs associated with the transactions, if not completed, would be recorded as an expense on our statement of operations, thus increasing our overall net loss.

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

        We estimate that our cost of opening a new Granite City Food & Brewery restaurant, leased from a third party, ranges from $1.0 million to $1.5 million, which includes furniture, fixtures and equipment and pre-opening costs. This assumes land and building costs are financed by a developer under a sale-leaseback arrangement. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant, conditions in the local real estate and employment markets, and leasing arrangements.

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

        Unanticipated costs or delays in the development or construction of future restaurants could prevent our timely and cost-effective opening of future restaurants. We rely upon contractors for the construction of our restaurants. After construction, we invest heavily in leasehold improvements for completion of our restaurants. Many factors could adversely affect the costs and time associated with development of future restaurants, including:

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

        We may not be able to manage future expansion.    Even if we are able to recommence expansion, we will face many additional business risks, including the risk that our existing management, information systems and financial controls will be inadequate. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that future expansion will impose on management and these systems and controls. Future expansion also will place increased demands on human resources, purchasing and restaurant opening teams. If we fail to continue to improve management, information systems and financial controls, or if we encounter unexpected difficulties during future expansion, we may be unable to grow and/or maintain current levels of operating performance in our existing restaurants.

Risks Related to our Securities

        Fluctuations in our operating results may decrease the price of our securities.    Our operating results may fluctuate significantly because of several factors, including the operating results of our restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, nutritional concerns and discretionary spending patterns, competitive factors, the skill and the experience of our restaurant-level management teams, the maturity of each restaurant, adverse weather conditions in our markets, our ability to recommence our expansion plans, and the timing of future restaurant openings and related expenses. Consequently, our operating results may fall below the expectations of public market analysts and investors for any given reporting period. In that event, the price of our common stock would likely decrease.

        Shareholders may have difficulty selling our common stock.    We cannot assure you of an active public market for our common stock. Selling our common stock may be difficult because of the limited quantity of shares that may be bought and sold in the public market, the possibility that transactions may be delayed, and a low level of security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

        Our articles of incorporation, bylaws and Minnesota law may discourage takeovers and business combinations that our shareholders might consider in their best interests.    Anti-takeover provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, our board of directors, without further shareholder approval, may issue up to 10,000,000 shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. Subject to shareholder approval of the stock purchase agreement with CDP and the related issuance, we intend to issue 3,000,000 shares of 9%

Series A Convertible Preferred Stock to CDP. In addition, our Amended and Restated Bylaws provide for an advance notice procedure for the nomination of candidates to our board of directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding "control share acquisitions" and "business combinations." We may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated preferred stock, our advance notice procedure for nominations, and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our board of directors.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

        Our corporate headquarters is located in Minneapolis, Minnesota. We occupy this facility under a lease agreement which expires in November 2011. This office space is rented to us at an annual rate of $92,665.

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

        As of February 15, 2011, we operated 26 restaurants. We lease the land and building at all but one of these restaurants. At our Fargo location, we own the building, subject to a loan with a balloon payment due in August 2011, and lease the land. The majority of our existing leases are for initial terms of 20 years with options to extend. We typically lease our restaurant facilities under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, contingent rent based on sales in excess of specified amounts.

        The following table sets forth data regarding our restaurant locations as of February 15, 2011:

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

        On February 18, 2011, we entered into a real estate purchase agreement to purchase an approximately two-acre site in Troy, Michigan, together with all plans, permits and related assets associated with the property, from DCM for the sum of approximately $2.6 million. We entered into this agreement in connection with the stock purchase agreement with CDP and stock repurchase agreement with DHW (see "Certain Relationships and Related Transactions, and Director Independence—Purchase of Troy, Michigan Property").

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

Period	High	Low
2010
First Quarter	$2.49	$1.26
Second Quarter	$2.54	$1.40
Third Quarter	$2.05	$1.60
Fourth Quarter	$2.11	$1.65
2009
First Quarter	$2.70	$0.84
Second Quarter	$4.80	$0.90
Third Quarter	$4.20	$1.68
Fourth Quarter	$3.36	$1.98

        On February 15, 2011, there were 74 registered holders of record of our company's common stock.

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

Sale of Unregistered Securities during the Fourth Quarter of 2010

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

Overview

        We are a Modern American upscale casual restaurant chain. As of February 15, 2011, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®. We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions. We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.

        Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. Over the past two years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent. We have implemented marketing initiatives designed to increase brand awareness and help drive guest traffic. We believe these initiatives contributed to the increase in sales and guest traffic in fiscal year 2010.

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

        We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations. All references to "2010" and "2009" within the following discussion represent the fiscal years ended December 28, 2010 and December 29, 2009, respectively. Fiscal years 2010 and 2009 each consisted of 52 weeks. Our fiscal year ended December 28, 2010 included 1,352 operating weeks, which is the sum of the actual number of weeks each restaurant operated. Our fiscal year ended December 29, 2009 included 1,346 restaurant weeks because our Indianapolis, Indiana restaurant opened for business six weeks into fiscal year 2009. We provide the statistical measure of restaurant weeks to enhance the comparison of revenue from period to period as changes occur in the number of restaurants we are operating.

        Our restaurant revenue is comprised almost entirely of the sales of food and beverages. The sale of retail items typically represents less than one percent of total revenue. Product costs include the costs of food, beverages and retail items. Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our new store opening team, rent expense incurred during the construction period and other direct costs associated with opening new restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent. Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives. Interest expense represents the cost of interest expense on debt and capital leases net of interest income on invested assets.

Results of Operations as a Percentage of Sales

        The following table sets forth results of our operations expressed as a percentage of sales for fiscal years 2010 and 2009.

	Fiscal Year Ended
	December 28, 2010	December 29, 2009
Restaurant revenue	100.0%	100.0%
Cost of sales:
Food, beverage and retail	27.7	27.4
Labor	34.4	35.0
Direct restaurant operating	14.9	15.0
Occupancy	9.4	8.1

Total cost of sales	86.3	85.6

Pre-opening	—	0.2
General and administrative	7.4	8.8
Depreciation and amortization	6.7	7.9
Exit or disposal activities	0.8	2.1
Loss (gain) on disposal of assets	(0.0)	0.2

Operating loss	(1.1)	(4.9)

Interest:
Income	0.0	0.0
Expense	(4.0)	(6.3)

Net interest expense	(4.0)	(6.3)

Net loss	(5.1)%	(11.2)%

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

Stock-Based Compensation

        We have granted stock options to certain employees and non-employee directors. We account for stock-based compensation in accordance with the FASB fair value recognition guidance. Stock-based compensation is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period. Under the Black-Scholes option-pricing model, we determine the fair value of stock-based compensation at the grant date. This requires judgment, including but not limited to judgment concerning the expected volatility and forfeiture of our stock. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Revenue Recognition

        Revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. When we determine there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, we periodically recognize gift card breakage which represents the portion of our gift card obligation for which management believes the likelihood of redemption by the customer is remote, based upon historical redemption patterns. Such amounts are included as a reduction to general and administrative expense. We arrive at this amount using certain management judgments and estimates. Such judgments and estimates may produce different amounts of breakage than would be reported if different assumptions were used.

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

        In the event we close a restaurant, we record the liability to cover future lease termination costs using the fair value of these liabilities as estimated in accordance with the FASB guidance on accounting for costs associated with exit or disposal activities. This estimate is generally based on the term of the lease and the lease termination fee we expect to pay. The amount of the estimated liability established is generally the present value of these estimated future minimum lease payments offset by the estimated sublease rentals that could be reasonably obtained upon exiting the property.

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

Results of Operations for the Fiscal Years Ended December 28, 2010 and December 29, 2009

Revenue

        We generated $89,330,387 and $85,849,048 of revenue during fiscal years 2010 and 2009, respectively. The 4.1% increase in 2010 revenue was primarily the result of an increase in guest traffic of approximately 5.1%. Fiscal year 2010 included six additional restaurant operating weeks compared to the fiscal year 2009. Comparable restaurant revenue increased 3.8% from 2009 to 2010 primarily due to an increase in guest traffic of approximately 4.8%. Average weekly revenue per comparable restaurant increased $2,415 from $63,585 in 2009 to $66,000 in 2010. Throughout 2009 and particularly in the last half of the year, we began a discounting and a marketing program to drive guest traffic back into the restaurants. Although the discounting reduced our average check on a year-to-date basis, our guest traffic improved in late 2009 and in 2010.

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

Restaurant Costs

Food and beverage

        Our food and beverage costs, as a percentage of revenue, increased 0.3% to 27.7% in 2010 from 27.4% in 2009. While we experienced slight cost increases, primarily in bottled beer, fish, chicken and dairy, such costs were offset in part by decreases in wine, liquor, tap beer and soft drink costs. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences. We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences. Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests. Our varieties of craft brewed beer, which we believe we can produce at lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.

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

        Our labor costs, as a percentage of revenue, decreased 0.6% as a percentage of revenue to 34.4% in 2010 from 35.0% in 2009. We have not opened additional restaurants since the first quarter of 2009, and therefore we did not incur additional labor costs typically associated with newly opened restaurants in the 2010. Additionally, we have trained our managers on a number of operational metrics and initiatives focused on manager accountability and internal development of restaurant-level staff to reduce labor costs as a percentage of revenue.

        We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses. We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

        Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a substantial portion of which is fixed or indirectly variable. Our direct restaurant operating expense as a percentage of revenue decreased 0.1% to 14.9% in 2010 from 15.0% in 2009. Decreases in costs of utilities, paper and plastic and uniforms were offset in part by increases in printing, repair and maintenance, and advertising costs as we continued the marketing initiatives we began in 2009.

        We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

        Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 1.3% as a percentage of revenue to 9.4% in 2010 from 8.1% in 2009. Our occupancy cost increased significantly in the fourth quarter of 2009 as leases at nine of the restaurants we operate were converted from capital leases to operating leases as a result of lease amendments entered into in October 2009. As capital leases, a portion of the lease expense is recorded as interest expense and reduction of liability. As operating leases, all lease expense is recorded as an occupancy cost included in rent expense. During the second half of 2010 and early 2011, lease amendments we entered into with the Dunham landlords caused the classification of eight leases to change from operating leases to capital leases. As a result, we expect our rent expense to decrease and our interest expense to increase.

        Also included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term. This non-cash rent expense of $726,049 and $786,767 is included in occupancy costs in 2010 and 2009, respectively. The $60,718 decrease in non-cash rent expense was due primarily to the changes in terms pursuant to lease amendments.

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

        In 2009, our pre-opening costs of $211,252 were related to the restaurant we opened in Indianapolis, Indiana in February 2009. We have not opened additional restaurants since that time, and therefore incurred no pre-opening costs in 2010.

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

        General and administrative expense decreased $998,201 to $6,577,529 in 2010 from $7,575,730 in 2009. As a percentage of revenue, general and administrative expenses decreased 1.4% in 2010 compared to 2009. The primary sources of such decrease were expenses related to recruiting, consulting, compensation, travel and occupancy expense. Non-cash stock-based compensation included in general and administrative expense was $373,967 and $152,464 in 2010 and 2009, respectively.

        We continue to seek ways to reduce our general and administrative expenses through additional pricing negotiations with our vendors. While we have started seeing the effects of previously renegotiated general and administrative costs, we will closely monitor and attempt to further reduce these expenses while seeking to preserve an infrastructure that remains suitable for our current operations. Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios to return to levels more consistent with the industry, allowing us to better manage our employee costs. To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses.

Depreciation and Amortization

        Depreciation and amortization expense decreased $848,816 to $5,956,257 in 2010 from $6,805,073 in 2009, due principally to the reclassification of the leases at nine of the restaurants we operate from capital leases to operating leases in October 2009. However, with the reclassification of eight leases from operating to capital in late 2010 and early 2011, we expect our depreciation expense will increase in 2011. As a percentage of revenue, depreciation expense decreased 1.2% in 2010 compared to 2009.

Exit or Disposal Activities

        In August 2008, we closed our Rogers, Arkansas restaurant. Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss. We believe the closure of this restaurant has allowed management to focus capital and personnel resources on our other restaurants in order to increase future operating efficiencies and cash flow. Costs incurred in 2010 and 2009 in connection with this closure include costs to maintain the facility of approximately $435,284 and $495,714, respectively. We recorded a non-cash lease termination liability of $1,762,689 based on management's estimate of the fair value of these obligations. This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property. Amortization of this sublease liability was $133,195 and $52,373 in 2010 and 2009, respectively. All costs related to the closing of the Rogers restaurant, including lease payments, are reflected in our statements of operations as "exit or disposal activities." In fiscal year 2011, we entered into a lease termination agreement with the mall owner of this location which included a cash payment of $159,075 and a five-year promissory note in the amount of $400,000 with annual interest of 6%. In a lease amendment agreement with Dunham, the developer of the property, we are required to pay Dunham $81,000 per year for 20 years to offset property development costs. Pursuant to the lease termination agreement, we will incur no further costs associated with the property and will relinquish all equipment at the site. As of the date of the lease termination agreement, our future undiscounted cash payments under the terms of this lease were approximately $2.2 million.

        As part of the Master Agreement we entered into with the Dunham Entities in February 2009 which was amended in January 2011, we agreed to reimburse DCM for any out-of-pocket expenses incurred, reduced by net proceeds from the sale of the real estate or lease income associated with the Rogers, Arkansas site and the site at Troy, Michigan upon which we decided not to build a restaurant.

As December 28, 2010, the carrying cost of the land at the Troy, Michigan site approximated $16,000 per month and has been recorded in "exit and disposal activities" in our statement of operations. Reimbursement of costs related to these sites, including the carrying cost of the related land, generally will be amortized and payable to DCM over a 60-month period commencing May 15, 2011, at a 6% annual interest rate; however, in August 2010, our board of directors agreed to reimburse DCM $100,000 of such expenses. In February 2011, we entered into an agreement with DCM to purchase the Troy property, together with all plans, permits and related assets associated, for approximately $2.6 million, subject to closing the CDP transaction. If such transaction does not close, our management has concluded that as of December 28, 2010, it is probable that we will need to reimburse DCM approximately $765,750 and we have included such amount as "accrued exit or disposal activities" on our balance sheet.

Interest

        Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand. Interest expense decreased $1,833,791 to $3,563,816 in 2010 from $5,397,607 in 2009. This decrease was due to capital lease reductions from our landlords and equipment financers and the extinguishment of approximately $15.0 million of equipment lease debt through the issuance of common stock in October 2009. Additionally, in October 2009, leases at nine of the restaurants we operate were converted from capital leases to operating leases. As a result, expense related to such leases that was recorded as interest expense in 2009, was recorded as an occupancy cost included in rent in 2010. During the second half of 2010 and early 2011, lease amendments we entered into with the Dunham landlords caused the classification of eight leases to change from operating leases to capital leases. As a result, we expect our interest expense to decrease and our rent expense to increase. Interest income increased $12,081 in 2010 over 2009 due to the increase in cash on hand.

Liquidity and Capital Resources

        As of December 28, 2010, we had $3,104,320 of cash and a working capital deficit of $9,197,110 compared to $1,743,599 of cash and an $8,529,947 working capital deficit at December 29, 2009.

        During the year ended December 28, 2010, we obtained $3,417,997 net cash from operating activities. We used $698,755 of net cash to purchase equipment and other assets, made payments aggregating $1,138,437 on our debt and capital lease obligations, paid deferred transaction costs of $108,344 and used $111,740 cash for cost related to the issuance of common stock.

        During the year ended December 29, 2009, we obtained $1,599,439 net cash from operating activities and obtained proceeds of $1,800,000 pursuant to capital lease and debt agreements. We used $947,374 of net cash to purchase equipment and other assets primarily related to our new restaurant and our beer production facility, made payments aggregating $1,935,000 on our debt and capital lease obligations and used $1,425,877 cash for costs related to the issuance of common stock to DHW in the Debt Conversion Transaction.

Proposed Issuance of Preferred Stock and Proposed Repurchase of Common Stock:

        On February 8, 2011, we entered into agreements with CDP and DHW for transactions, subject to obtaining shareholder approval, intended to improve our capital position and provide financing for future growth. As a part of the transactions, we have entered into a stock purchase agreement with CDP for the sale of 3,000,000 shares of convertible preferred stock for $9.0 million, each share of which will be convertible into two shares of our common stock, equivalent to a conversion price of $1.50 per share. The new preferred stock will carry a dividend rate of 9% per annum through December 31, 2013, which will be paid 4.5% in cash and 4.5% in the form of newly issued common stock. CDP will become our largest shareholder as a result of this transaction. The sale of the preferred stock is subject to certain conditions, including a requirement that we obtain a $10.0 million credit facility, we achieve additional rent reductions of at least $250,000 and CDP's satisfactory completion of due diligence on its investment in our company. The proceeds of such financing will be used to fund the repurchase of 3,000,000 shares of our common stock from DHW and to repay certain indebtedness.

        We have also entered into a stock repurchase agreement with DHW, our current largest shareholder, to repurchase 3,000,000 shares of our outstanding common stock for $7.05 million. In addition, we have also entered into separate agreements with DCM, relating to the restructuring of existing leases to provide significant rent reductions and for options to purchase certain restaurant lease interests, and for the purchase of a certain parcel of developable property in Troy, Michigan at a cost of approximately $2.6 million, where we have a previous obligation to offset any carrying costs and certain other costs borne by DCM.

        Our board of directors has called a special meeting, among other purposes, to ask our shareholders to consider and vote upon a proposal to approve the stock purchase agreement and proposed sale of preferred stock to CDP, which (1) would result in a change in control of our company under applicable NASDAQ Listing Rules and require shareholder approval and (2) would result in the issuance of securities convertible into more than 20% of our common stock outstanding prior to the issuance of the preferred stock at a price that may be less than the greater of book or market value of our common stock, which also requires shareholder approval under applicable NASDAQ Listing Rules. At the special meeting, we will also ask our shareholders to vote on the stock repurchase agreement and the related stock repurchase.

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

Debt Conversion Transaction:

        In October 2009, we completed the Debt Conversion Transaction with DHW, our primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between our company and DHW dated September 21, 2009. In the Debt Conversion Transaction, approximately $15 million of our indebtedness to DHW was converted into 4,666,666 shares of our company's common stock at a conversion price of approximately $3.24 per share. We obtained a waiver under the financial viability exception from NASDAQ to its shareholder approval requirements, so the Debt Conversion Transaction was not subject to approval by our shareholders. The Debt Conversion Transaction was approved, however, by a special committee of our company's independent directors, by our board of directors, and by our audit committee under our company's related person transaction policy. As a result, DHW and affiliated parties came to beneficially own a majority of our company's common stock, which constituted a change in control of our company. Because of this change in control, our use of federal net operating loss carryforwards to offset future taxable income will be limited. We recorded approximately $1.7 million of issuance costs related to the Debt Conversion Transaction.

        In connection with the closing of the Debt Conversion Transaction, the parties entered into a number of ancillary agreements. Amendment No. 1 to the Master Agreement, between the Dunham Entities and our company amends the Master Agreement entered into in February 2009 by such parties. Under the amendment, the parties agreed to provide the agreed-upon rent reductions in 2009 and agreed to use reasonable commercial efforts to seek rent reductions on real estate leases of up to $1.7 million in 2010 on leases for properties controlled by the Dunham landlords and properties not controlled by the Dunham landlords, compared to $1.5 million under the original Master Agreement.

        We intend to repurchase 3,000,000 of the shares we issued to DHW in October 2009 at a cost of $7.05 million pursuant to the above-described stock repurchase agreement with DHW, subject to shareholder approval of the agreement and the related transaction with CDP.

        In connection with the Debt Conversion Transaction, a Master Amendment to Leases was entered into by and among our company and the Dunham Landlords. Under the Master Amendment to Leases, the Dunham Landlords agreed to a limited deferral of 30% of the rent due under lease agreements between our company and the Dunham landlords. In addition, for all rent payments due on or after June 1, 2009 under restaurant leases with the Dunham Landlords, rent has been deferred for one month. The deferred rents must be repaid upon the first to occur of (a) our completing a debt or equity financing in the amount of $2.0 million or (b) upon the first anniversary of closing. The monthly accrued and deferred rent is approximately $73,000 per month. In addition, the Dunham Landlords waived any defaults or events of default existing under the leases as of the closing date.

        In connection with the Debt Conversion Transaction, our company and three of our executive officers, Steven J. Wagenheim, James G. Gilbertson and Darius H. Gilanfar, entered into amendments to their existing employment agreements which provide that each will have employment for a term of one year following the closing of the Debt Conversion Transaction, and will be entitled to severance benefits that include one year of base compensation if employment is terminated without cause, in addition to the balance of the one-year term, if terminated prior to the end of such term. The employment agreements are automatically extended for one-year terms unless either our company or the executive gives at least 60 days' notice to the other of an intent not to extend. In addition, Mr. Wagenheim's employment agreement was amended to reduce his severance benefit from 18 months to 12 months.

        In connection with the Debt Conversion Transaction we also entered into an amendment to the bridge loan agreement with Harmony which deferred the October 1, 2009 interest payment, modified the minimum net consolidated revenue covenant for the quarters ending September 29, 2009 and December 28, 2010, and waived any participation rights in the Debt Conversion Transaction.

        We also entered into a Registration Rights Agreement with DHW under which we granted DHW certain registration rights with respect to the shares that DHW received in the Debt Conversion Transaction. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC covering 777,777 of DHW's shares within 90 days of the closing date, and agreed, upon request by DHW and if DHW has sold the shares previously registered, to file registration statements covering 777,777 additional shares each six months thereafter. Under the Registration Rights Agreement, we are not obligated to file (a) more than six registration statements; (b) registration statements more frequently than every six months; or (c) any registration statement more than three years after the closing date. The first of such resale registration statements became effective in February 2010.

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

        We may repay all or part of this indebtedness using proceeds from the above-described stock purchase agreement with CDP, subject to shareholder approval of the stock purchase agreement and the related stock issuance.

Rent Reduction Agreements:

        In February 2009, we entered into a master agreement with the Dunham Entities to provide rent or other cash flow reductions to our company (the "Master Agreement"). The Master Agreement, which was amended as part of the Debt Conversion Transaction, provided for such reductions in the amount of $2.5 million for the calendar year 2009 and $1.7 million for calendar year 2010. The Master Agreement provided that the Dunham Entities would amend and restate applicable leases and subleases to reflect negotiated rent reductions. We commenced paying reduced rent in January 2009 in anticipation of finalizing the Master Agreement, which reductions are deemed to be part of the negotiated rent reductions. In consideration of the agreements of the Dunham Entities provided in the Master Agreement, we issued to the Dunham Entities a warrant to purchase 166,666 shares of our common stock at an exercise price of $1.58 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the Master Agreement. The value of these warrants of $136,495 is being amortized over a ten-year period, which was the term of the majority of the underlying amended lease agreements (see "Liquidity and Capital Resources—Debt Conversion Transaction").

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

Funding Operations and Expansion:

        During the fiscal year ended December 28, 2010, we operated at a level that allowed us to fund our existing operations. We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future. However, our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control. If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we will require equity or debt financing to meet ongoing obligations. The amount of any such required funding would depend upon our ability to generate working capital. Furthermore, we also believe that we will need to begin increasing the number of units we operate to lessen turnover costs as managers and other key personnel may otherwise seek new opportunities with growing restaurant chains.

        In anticipation of completing the transaction with CDP, which remains subject to approval by our shareholders, we are evaluating strategies for growth under the assumptions that we will continue to generate positive cash flow from existing operations and that we will have access to a $10.0 million credit facility, which is a condition to closing the CDP transaction. Under these assumptions, we are looking at a variety of alternatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.

        We expect to generate additional revenue through new store growth within our existing geographic footprint. We are analyzing potential new restaurant sites and expectations of revenue growth. We will also seek to generate additional revenue by enhancing our existing store operations through, for example, the addition of private dining rooms for events and regular dining and increasing the square footage of bar areas. We are evaluating the costs of these potential capital enhancements relative to the projected revenue gains to determine expected return on investment of these potential store modifications.

        We also believe that in pursuing strategies contemplated following completion of the transaction with CDP, we would be able to operate existing and future stores more efficiently through technological improvements in our table management and kitchen operations. The goal of these improvements would be to increase table turnover, provide a higher level of service to our customers, improve overall dining experience, increase our sales, and improve our financial condition.

        The above objectives assume that we continue to generate positive cash flow and that we have available a $10.0 million credit facility upon closing the CDP transaction. If we cease generating positive cash flow or the expected credit facility is not available to us, our business could be adversely affected and we may be required to alter or cease our plans for new stores, store modifications and technological improvements.

        Because our available sources of liquidity are currently insufficient to fund expansion, we would need to raise additional capital through sales of equity securities or debt to fund growth, if we are unable to complete the CDP transaction. If we are able to complete the CDP transaction and obtain a $10.0 million credit facility, we expect to commence a program to enhance existing restaurants to increase their revenue potential and develop at least one new restaurant within 12 months following the closing of the CDP transaction.

        We cannot assure you that we will be able to complete the CDP transaction or obtain future financing on favorable terms or at all. If we raise additional capital in the future through the issuance and sale of equity securities, the securities may be issued at prices below the market price of our stock, and our shareholders may suffer significant dilution. Future debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. The failure to obtain financing for future growth could materially adversely affect our business, financial condition, results of operations and cash flows. Further, if future debt financing does become available, we may be adversely affected by changes in interest rates. Changes in interest rates will also affect our lease rates and can be expected to adversely impact our operating results.

Commitments

Capital Leases:

Property leases

        As of December 28, 2010, we operated 21 restaurants under capital lease agreements, of which one expires in 2020, three in 2023, five in 2024, two in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods. Nineteen of these lease agreements originated with the Dunham landlords. Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales. At the inception and the amendment date of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

        During the second half of fiscal year 2010, we entered into amendments to 11 of our leases with the Dunham landlords, changing the rental amount and extending the term of each lease. The amended terms caused the classification of six such leases to change from operating leases to capital leases (included above) and five such leases were, and continue to be, capital leases. As a result of these amendments, we recorded additional assets and capital lease liabilities of approximately $5.8 million in the aggregate. Such assets and liabilities were each reduced by a write off of approximately $1.7 million of deferred gain related to these properties.

        In fiscal year 2011, we entered into amendments to two additional leases. The amended terms of the lease caused the classification of each to change from operating leases to capital leases. As a result of these amendments, we will record additional assets and liabilities of approximately $3.2 million in the aggregate. Additionally, we are in negotiation to purchase the property improvements at two locations.

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

        In May 2008, we entered into a 20-year net lease agreement relating to the restaurant we planned to open in Troy, Michigan. However, in February 2009, we decided not to build on that site, and as part of an agreement with the Dunham Entities, we will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site. Subject to closing the CDP transaction, we have agreed to purchase the Troy property, together with all plans, permits and related assets associated, from DCM for approximately $2.6 million.

Equipment leases

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

        In December 2007, we entered into an Equipment Lease Commitment with DHW, relating to the lease of furniture, fixtures and equipment for our restaurants. As of March 2009, DHW had purchased and leased to us equipment costing $16.0 million. Under the terms of the agreement, each five-year lease with DHW was for equipment costing approximately $1.0 million per restaurant and the annual interest rate on each lease ranged from 10.3% to 12.3%. Payments due DHW had an annual interest rate equal to the DHW bank base rate plus 4.8%. As part of the Debt Conversion Transaction entered into in October 2009, the aggregate balance remaining of approximately $15 million was extinguished through the issuance of 4,666,666 shares of our common stock.

Operating Lease:

        The land portions of the 21 property leases referenced above, 19 lease agreements of which originated with the Dunham Landlords, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, we have obligations under the following operating leases:

        We operate three restaurants under operating lease agreements with the Dunham landlords. Each lease expires in 2018 and has renewable options for additional periods. Scheduled rent increases during the initial term are recognized on a straight-line basis. In fiscal year 2011, we entered into amendment to two of these leases with terms that will cause them to be classified as capital leases. Pursuant to the amendments, one such lease will expire in 2022 and the other will expire in 2023.

        In January 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo, North Dakota restaurant. Under the lease terms, we are obligated to annual rent of $72,000 plus contingent rent based upon restaurant sales.

        In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices. The lease commenced October 1, 2005. In November 2007 and again in December 2009, we entered into amendments to such lease to include additional space and rent reduction. Pursuant to the amended lease, which expires in November 2011, annual rent is $92,665. Scheduled rent increases have been recognized on a straight-line basis over the term of the lease.

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

Personal Guaranties:

        Our board of directors has agreed to compensate Steven J. Wagenheim, our president, chief executive officer and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004. In addition, in August 2006, we entered into a lease agreement with Carlton pursuant to which we financed approximately $3.0 million of equipment. Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement, for which our board of directors agreed to compensate him. The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period. During fiscal years 2010 and 2009, we recorded $31,509 and $56,880 of such compensation in general and administrative expense, respectively, and paid $113,163 and $25,000 of such compensation, respectively.

Employment Agreements:

        We have entered into employment agreements with Steven J. Wagenheim, our president and chief executive officer; James G. Gilbertson, our chief financial officer; and Darius H. Gilanfar, our chief operating officer, providing for their employment on an at-will basis. Each agreement, as amended in October 2009, provides that the executive will have employment for a term of one year following the closing of the Debt Conversion Transaction, and will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the one-year term, if terminated prior to the end of such term. Each employment agreement is automatically extended for a one-year term unless either our company or the executive gives at least 60 days' notice to the other of an intent not to extend. The agreements also provide for a base annual salary which may be increased by our board of directors, incentive compensation as determined by our compensation committee from time to time, and participation in our company's other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of our company and his employment terminates without cause or for good reason, as defined in the agreement. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter. As of February 15, 2011, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

Development Agreement:

        In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012. United Properties will be responsible for all costs related to the land and building of each restaurant. The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved. The annual lease rate for fee-simple land and building developments will be 9.5% and we will have the right of first offer to purchase these restaurants. Additionally, in the event United Properties sells one of the buildings that it develops for us at an amount in excess of the threshold agreed to by the parties in the agreement, then we will share in the profits of that sale. We assume no liability in the event United Properties sells a building at a loss. We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. We can, however, use another developer if United Properties declines to build a particular restaurant. We currently have no sites under development, but we are beginning to review potential locations in anticipation of closing the CDP transaction.

Off-Balance Sheet Arrangements

        It is not our business practice to enter into off-balance sheet arrangements.

Summary of Contractual Obligations

        The following table summarizes our obligations under contractual agreements and the timeframe within which payments on such obligations are due. This table includes all lease amendments and long-term debt agreements executed subsequent to December 28, 2010. This table does not include amounts related to contingent rent as such future amounts are not determinable. In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company coupled with a termination of employment or other unforeseeable events. Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
Contractual Obligations	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Fiscal Years Thereafter
Long-term debt, principal	$2,532,262	$1,975,682	$173,929	$163,879	$218,771
Interest on long-term debt	377,307	147,848	66,357	44,077	119,025
Capital lease obligations, including interest	83,435,750	5,491,837	10,096,357	10,101,373	57,746,184
Operating lease obligations, including interest	64,457,736	4,831,790	8,159,304	8,369,797	43,096,846
Purchase contracts*	1,162,140	269,136	485,777	190,416	216,810
Loan guarantee	30,250	28,440	1,810	—	—

Total obligations	$151,995,446	$12,744,733	$18,983,535	$18,869,543	$101,397,635

*
While we are contractually obligated to make these purchases, we have the contractual right to defer such purchases into later years. However, if we defer such purchases into later years, we may incur additional charges.

        Certain amounts do not sum due to rounding.

        During the fiscal year ended December 28, 2010, we operated at a level that allowed us to fund our existing operations. We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future. In connection with the above-described stock purchase agreement with CDP, we expect to be able to lower our occupancy cost and increase our number of restaurants. If such transaction is not completed, we would need to obtain equity or debt financing from another source to fund this growth. We continue to review our capital needs and our ability to raise additional capital. If, however, we experience a change in our business operations or further declining revenues, we may require further funding for operations during 2011.

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

Changes in commodity prices:

        Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us. These commodities are generally purchased based upon market prices established with vendors. To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing. As of December 28, 2010, our future obligations under such contracts aggregated approximately $1.2 million.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 28, 2010, our disclosure controls and procedures were effective.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 28, 2010, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        The following information is being reported pursuant to Item 5.02(b) of Form 8-K: On February 24, 2011, we received notice that Messrs. Dunham, Gramm, Hey and Timpe plan to resign from our board of directors effective upon closing of the CDP transaction, which remains subject to shareholder approval.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Directors

        Our directors are elected annually, by a plurality of the votes cast, to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer. Certain of our directors have interests in certain of our restaurant leases and other transactions with our company, which are detailed below under the caption "Certain Relationships and Related Transactions, and Director Independence." The following table and related narrative set forth certain information concerning the members of our board of directors as of February 15, 2011.

Name	Age	Principal Occupation	Position with Granite City	Director Since
Steven J. Wagenheim(1)	57	President, Chief Executive Officer and Director of Granite City	President, Chief Executive officer and Director	1997
Joel C. Longtin(1)(2)	50	President and Chief Executive Officer of JKL Enterprises, Inc. and Longtin Leasing, LLC	Chairman of the Board	2009
Donald A. Dunham, Jr.(1)	68	Chairman of the Board, Chief Executive Officer and Founder of The Dunham Company	Director	2009
Charles J. Hey	74	Chairman of the Board of School Bus, Inc.	Director	2010
Milton D. Avery(1)(3)(4)	50	Co-Owner and Managing Partner of Avery Brothers, LLC	Director	2010
Brian K. Gramm(2)(3)(4)	36	Founder and President of Milo Belle Consultants, LLC	Director	2010
David A. Timpe(2)(3)(4)	62	Interim Chief Financial Officer at Brookings Health System	Director	2010

(1)
Member of the executive committee.

(2)
Member of the compensation committee.

(3)
Member of the audit committee.

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

        Donald A. Dunham, Jr. became one of our directors in October 2009 upon closing of the debt conversion transaction with DHW. Since 1982, Mr. Dunham has been the Chairman of the Board, Chief Executive Officer and founder of The Dunham Company, a real estate brokerage company specializing in commercial and residential construction, commercial and residential sales and leasing, property management and land development projects. Mr. Dunham is a partner in various real estate joint ventures and is currently an owner-manager of various land developments in South Dakota. Mr. Dunham co-owns DHW with Mr. Hey and, therefore, has interests in certain of our restaurant leases and our company's other transactions with DHW. Mr. Dunham brings commercial real estate, leasing, property management and land development experience to our board.

        Charles J. Hey became one of our directors in June 2010. Mr. Hey, who has been in the business of operating school bus contracts since 1962, currently serves as Chairman of the Board of School Bus, Inc., a transportation company. For a five-year period in the late 1990s, Mr. Hey was a co-owner of Jasper State Bank. Mr. Hey co-owns DHW with Mr. Dunham and, therefore, has interests in certain of our restaurant leases and our company's other transactions with DHW. Mr. Hey brings business and banking experience to our board.

        Milton D. Avery became one of our directors in June 2010. Mr. Avery has been co-owner and managing partner of Avery Brothers, LLC, a family-owned commercial and outdoor sign company, since 1984. Through his position as managing partner of the outdoor advertising division, he has gained experience working with advertising clients and advertising associations at the national level. Mr. Avery also serves as a board member of Mercy Medical Center in Sioux City, Iowa. Mr. Avery brings financial oversight, management, and competitive and strategic analysis experience to our board.

        Brian K. Gramm became one of our directors in June 2010. Mr. Gramm is founder and president of Milo Belle Consultants, LLC, a finance and accounting professional services firm headquartered in Sioux Falls, South Dakota, a position he has held since October 2003. From May 2002 to September 2003, Mr. Gramm was a finance manager in the FanBuzz, Inc. division of ShopNBC, Inc., a private label e-commerce and fulfillment center. From March 2002 to May 2003, he was an adjunct professor at Minnesota School of Business. From August 1998 to April 2002, Mr. Gramm was a director of finance at Minnesota Hockey Ventures Group DBA Minnesota Wild, NHL. From June 1997 to August 1998, he was an accounting supervisor at Hoff Jewelers. From December 1996 to May 1997, Mr. Gramm was an auditor at Gardiner & Company, CPAs. He is a certified public accountant. Mr. Gramm brings business consulting, financial analysis, strategic planning, negotiating, oversight and audit experience to our board.

        David A. Timpe became one of our directors in March 2010. Mr. Timpe retired in May 2007 after 37 years as an audit partner at Eide Bailly LLP. Since his retirement, Mr. Timpe has assisted start-up companies with their accounting and business solutions. Mr. Timpe currently serves as the Interim Chief Financial Officer at Brookings Health System, a position he has held since November 2010. Mr. Timpe served as the Interim Chief Financial Officer at Avera Sacred Heart Hospital from October 2009 to August 2010. Previously he served as the Interim Chief Financial Officer at Sioux Center Community Hospital and Health Center from January 2009 to August 2009. Mr. Timpe served as a manager and the audit committee chairman of Summit Hotel Properties, LLC until February 2011, and currently serves as a director of First Bank & Trust, N.A. Mr. Timpe brings accounting, financial and audit experience to our board.

Our Executive Officers

        Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of our Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that (a) one report on Form 4 for Joel C. Longtin setting forth his acquisition of 2,000 shares by his spouse's IRA and his direct acquisition of 2,700 shares both on August 27, 2010, (b) one report on Form 4 for Steven J. Wagenheim setting forth his stock option grant in the amount of 69,958 shares on December 28, 2010, (c) one report on Form 4 for Steven J. Wagenheim setting forth his stock option grant in the amount of 75,000 shares on August 25, 2010, (d) one report for Darius H. Gilanfar setting forth his stock option grant in the amount of 34,244 shares on December 28, 2010, (e) one report for Darius H. Gilanfar setting forth his stock option grant in the amount of 75,000 shares on August 25, 2010, (f) one report for James G. Gilbertson setting forth his stock option grant in the amount of 34,244 shares on December 28, 2010, (g) one report for James G. Gilbertson setting forth his stock option grant in the amount of 75,000 shares on August 25, 2010, (h) one report for Monica A. Underwood setting forth her stock option grant in the amount of 5,070 shares on December 28, 2010, and (i) one report for Monica A. Underwood setting forth her stock option grant in the amount of 7,500 shares on August 25, 2010, were not filed on a timely basis.

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

        Pursuant to our listing agreement with the NASDAQ Stock Market, each member of our audit committee is able to read and understand fundamental financial statements, including an issuer's balance sheet, income statement, and cash flow statement and at least one member of the committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual's financial sophistication. In addition, our board of directors has determined that Messrs. Gramm and Timpe are each audit committee financial experts as such term is defined by Item 407(d)(5) of Regulation S-K. Our audit committee financial experts and the other members of our audit committee are independent, as independence for audit committee members is defined in the Marketplace Rules of the NASDAQ Stock Market.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This requirement is inapplicable to our company.

Summary Compensation Table

        The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2010 and 2009. Mr. Wagenheim, who also serves as a director, receives no additional compensation for his board service.

Name and Principal Position	Year	Salary ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)	Total ($)
Steven J. Wagenheim	2010	300,000	267,103	78,960	39,164	685,227
President, Chief Executive Officer and Director	2009	300,000	10,673	0	32,655	343,328
James G. Gilbertson	2010	225,000	207,310	55,979	4,200	492,489
Chief Financial Officer	2009	225,000	10,673	0	4,200	239,873
Darius H. Gilanfar	2010	202,860	207,310	44,775	6,000	460,945
Chief Operating Officer	2009	202,860	10,673	0	6,000	219,533

(a)
As of January 1, 2011, our named executive officers had the following annual base salaries: Mr. Wagenheim, $300,000; Mr. Gilbertson, $225,000; and Mr. Gilanfar, $202,860.

(b)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements of this Form 10-K.

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

(d)
All other compensation for fiscal year 2010 was as follows:

Name	Car Allowance	Guaranty Fees	Total
Steven J. Wagenheim	7,655	31,509	39,164
James G. Gilbertson	4,200	—	4,200
Darius H. Gilanfar	6,000	—	6,000

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

        Annual Incentive Compensation.    Our named executive officers receive annual incentive compensation to reward achievement of our key financial performance goals in accordance with our non-equity incentive plan. These annual key financial performance goals are sales, restaurant-level EBITDA, general and administrative cost control, and earnings per share. They are based on annual operating budgets established by management and submitted to our board of directors for review. Annual incentive compensation is paid quarterly in cash. We weigh financial metrics differently for our named executive officers, depending on the different outcomes we are seeking to incentivize. Our compensation committee can, at its discretion, adjust awards based on the executive's individual performance. Fifty percent of the quarterly bonuses are held in reserve, subject to verification of our company's performance after audited financial results become available. The targeted amounts for annual incentive compensation are set at or above market level for the industry based on our benchmarking data. As noted above, in late 2008, Messrs. Wagenheim, Gilbertson and Gilanfar voluntarily waived the non-equity incentive compensation to which they would have otherwise been entitled for 2009 performance. The non-equity incentive plan was in effect for our named executive officers for 2010 performance and is in effect for our named executive officers for 2011 performance.

  Employment Agreements with Named Executive Officers

        We have entered into employment agreements with Steven J. Wagenheim, our president and chief executive officer; James G. Gilbertson, our chief financial officer; and Darius H. Gilanfar, our chief operating officer, providing for their employment on an at-will basis. Each agreement, as amended in June 2010, provides that the executive will have employment through October 6, 2012. Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term. Each employment agreement is automatically extended for a one-year term unless either our company or the executive gives notice at least 60 days before the termination date to the other of an intent not to extend. If we elect not to extend the executive's employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive's employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term. The agreements also provide for a base annual salary which may be increased by our board of directors, incentive compensation as determined by our compensation committee from time to time, and participation in our company's other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of our company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.

Grants of Plan-Based Awards

        This requirement is inapplicable to our company.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning outstanding equity awards held by our named executive officers at fiscal year-end 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven J. Wagenheim	4,166(a)	0	9.90	12/30/2011
	5,000(b)	0	14.70	2/11/2013
	8,333(c)	0	21.72	10/24/2013
	25,000(d)	0	25.86	3/15/2015
	16,666(e)	0	25.38	2/22/2016
	16,666(f)	0	37.20	4/13/2017
	4,167(f)	8,333	1.0752	4/2/2019
	18,750(g)	56,250	2.25	5/26/2020
	0(f)	69,958	2.00	12/28/2020
James G. Gilbertson	29,166(h)	0	21.48	11/26/2017
	4,167(f)	8,333	1.0752	4/2/2019
	18,750(g)	56,250	2.25	5/26/2020
	0(f)	34,244	2.00	12/28/2020
Darius H. Gilanfar	12,499(c)	4,167	25.32	09/24/2017
	2,082(c)	2,084	11.94	06/17/2018
	2,082(c)	2,084	10.50	07/24/2018
	4,166(f)	8,334	1.0752	4/2/2019
	18,750(g)	56,250	2.25	5/26/2020
	0(f)	34,244	2.00	12/28/2020

(a)
This option became exercisable in full on the date of grant.

(b)
This option became exercisable for one-fourth of the shares purchasable thereunder on the date of grant, one-half of the shares purchasable thereunder on the first anniversary of the date of grant, three- fourths of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant.

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

(g)
This option is exercisable for one-fourth of the shares purchasable thereunder on August 25, 2010, one-half of the shares purchasable thereunder on the first anniversary of the date of grant, three- fourths of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant.

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

Potential Payments upon Termination or Change in Control

        Upon the termination of a named executive officer with or without a change in control of the company, a named executive officer may be entitled to payments or the provision of other benefits, depending on the triggering event, pursuant to the terms of his employment agreement. Furthermore, our Amended and Restated Equity Incentive Plan provides that involuntary termination of any optionee in connection with a change in control will cause the immediate vesting of any unvested stock options then held by the optionee.

        The events that would trigger a named executive officer's entitlement to payments or other benefits upon termination or upon termination following a change in control, and the value of the estimated payments and benefits are described in the following table, assuming a termination date and, where applicable, a change in control date of December 28, 2010, and a stock price of $1.905 per share, which was the price of one share of our common stock on such date.

	Steven J. Wagenheim	James G. Gilbertson	Darius H. Gilanfar
Involuntary Termination without Cause or Voluntary Termination for Good Reason, not upon a Change in Control
Severance	$300,000	$225,000	$202,860
Acceleration of Equity Awards	0	0	0
COBRA Continuation Payments	9,858	9,858	9,858

Total:	$309,858	$234,858	$212,718

Involuntary Termination without Cause or Voluntary Termination for Good Reason, within 12 months of Change in Control
Severance	$300,000	$225,000	$202,860
Acceleration of Equity Awards	1,951	1,951	1,951
COBRA Continuation Payments	9,858	9,858	9,858

Total:	$311,809	$236,809	$214,669

        Upon an involuntary termination without cause or a voluntary termination for good reason, the affected executive also would be entitled to receive base compensation through the end of the applicable employment agreement term. Because the amount of such base compensation is indeterminable, it is not included in the amounts set forth above. Furthermore, if we elect not to extend the executive's employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive's employment, such termination will be deemed to be a termination without cause for purposes of the severance benefits set forth above and the continuation of base compensation through the end of the applicable term.

Compensation of Directors

        Our non-employee directors receive (1) an annual retainer of $10,000, paid quarterly on the first day of each quarter, and (2) $500 per meeting for attending board meetings, committee meetings and our annual meeting of shareholders. In February 2010, we determined to provide additional compensation to our Chairman of the Board for his extensive involvement in connection with the renegotiation and restructuring of our leases. These additional services, for which we paid our Chairman $5,000 per month in his capacity as a non-employee director, were rendered for a period of three months. The chairmen of our audit committee and compensation committee each receive an additional annual retainer of $5,000. The chairman of our corporate governance and nominating committee receives an additional annual retainer of $2,500.

        In addition, non-employee directors also receive automatic awards of stock options for the purchase of 2,500 shares of common stock per year on the anniversary of his election to the board under our Amended and Restated Equity Incentive Plan. Such awards, which become exercisable in full on the first anniversary of the date of grant, have a ten-year term. In May 2010, our board of directors increased the number of shares under such automatic awards of stock options to 5,000 shares per year.

        Compensation of persons who served as non-employee directors during 2010 appears in the following table:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)	Total ($)
Joel C. Longtin	$39,250	$8,002	$47,252
Milton D. Avery(b)	$13,628	—	$13,628
Donald A. Dunham, Jr.	$16,500	$8,002	$24,502
Brian K. Gramm(b)	$15,453	—	$15,453
Charles J. Hey(b)	$8,802	—	$8,802
David A. Timpe(c)	$22,750	—	$22,750
Todd W. Hanson(d)	$8,198	—	$8,198
Eugene E. McGowan(d)	$11,372	—	$11,372
John A. Pesicka(e)	$4,500	—	$4,500
Bruce H. Senske(d)	$13,047	—	$13,047

(a)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements of this Form 10-K. The persons who served as non-employee directors during 2010 held the following unexercised options at fiscal year-end 2010. Each such option is exercisable in full on the first anniversary of the date of grant.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joel C. Longtin	0	5,000	1.82	10/5/2020
Milton D. Avery	0	0	N/A	N/A
Donald A. Dunham, Jr.	0	5,000	1.82	10/5/2020
Brian K. Gramm	0	0	N/A	N/A
Charles J. Hey	0	0	N/A	N/A
David A. Timpe	0	0	N/A	N/A
Todd W. Hanson	0	0	N/A	N/A
Eugene E. McGowan	2,500	0	28.44	1/1/2011
	2,500	0	30.72	6/18/2011
	2,500	0	15.96	6/18/2011
	2,500	0	1.962	6/18/2011
John A. Pesicka	0	0	N/A	N/A
Bruce H. Senske	2,500	0	31.44	6/18/2011
	2,500	0	20.04	6/18/2011
	2,500	0	2.3406	6/18/2011

(b)
Messrs. Avery, Gramm and Hey commenced serving as directors on June 18, 2010.

(c)
Mr. Timpe commenced serving as a director on March 10, 2010.

(d)
Messrs. Hanson, McGowan and Senske resigned from our board on June 18, 2010.

(e)
Mr. Pesicka resigned from our board on February 28, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership

        The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of February 15, 2011, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each executive officer named in the summary compensation table below, and (d) all current executive officers and directors as a group. The percentage of beneficial ownership is based on 7,385,659 shares outstanding as of February 15, 2011. As indicated in the footnotes, shares issuable pursuant to warrants and options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted below, the named individual has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security. Unless otherwise indicated, the address for each listed shareholder is c/o Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(1)		Percentage of Common Stock(1)
Donald A. Dunham, Jr.(2)	4,776,707	(3)	64.1%
Charles J. Hey(4)	4,687,687	(5)	63.3%
DHW Leasing, L.L.C.(6)	4,666,666		63.2%
Steven J. Wagenheim(7)	215,467	(8)	2.9%
James G. Gilbertson	63,749	(9)	*
Darius H. Gilanfar	43,826	(10)	*
Milton D. Avery	10,000	(11)	*
Joel C. Longtin	9,570	(12)	*
Brian K. Gramm	5,000		*
David A. Timpe	5,000		*
All directors and executive officers as a group (10 persons)	5,162,171	(13)	67.1%

*
Represents less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of February 15, 2011.

(2)
Mr. Dunham may be deemed to be the indirect beneficial owner of the securities held by DHW. The number of shares reported herein as beneficially owned by Mr. Dunham includes the 4,666,666 shares held by DHW. The address of this shareholder is 230 S. Phillips Avenue, Suite 202, Sioux Falls, South Dakota 57104.

(3)
Includes 64,097 shares purchasable upon the exercise of warrants held by Mr. Dunham, Dunham Capital Management, L.L.C. and Dunham Equity Management, L.L.C., two entities controlled by Mr. Dunham. Mr. Dunham has pledged 44,638 of the shares he directly owns to Security National Bank of Sioux Falls, South Dakota as collateral for financing of a development project.

(4)
Mr. Hey may be deemed to be the indirect beneficial owner of the securities held by DHW. The number of shares reported herein as beneficially owned by Mr. Hey includes the 4,666,666 shares held by DHW. The address of this shareholder is 1 South Pintail Place, Sioux Falls, South Dakota 57105.

(5)
Includes 21,021 shares purchasable upon the exercise of warrants.

(6)
DHW has entered into a stock pledge agreement with each of Great Western Bank, CorTrust Bank and Dacotah Bank (collectively, the "Lenders"), each dated October 5, 2009, pursuant to which DHW has pledged 2,916,666 shares to Great Western Bank, 1,166,666 shares to CorTrust Bank and 583,333 shares to Dacotah Bank as collateral under its loan arrangements with the Lenders. Upon a default under such loan arrangements by DHW, the Lenders may exercise control over their respective portion of the shares, including exercising the right to vote and/or dispose of such portion of the shares. The address of this shareholder is 230 S. Phillips Avenue, Suite 202, Sioux Falls, South Dakota 57104. DHW also has entered into a stock repurchase agreement, subject to shareholder approval, as described herein.

(7)
Mr. Wagenheim may be deemed to be the indirect beneficial owner of the securities held by Brewing Ventures LLC. The number of shares reported herein as beneficially owned by Mr. Wagenheim includes the 96,979 shares held by Brewing Ventures LLC.

(8)
Includes 102,914 shares purchasable upon the exercise of options within 60 days of February 15, 2011.

(9)
Includes 56,249 shares purchasable upon the exercise of options within 60 days of February 15, 2011.

(10)
Includes 43,746 shares purchasable upon the exercise of options within 60 days of February 15, 2011.

(11)
Mr. Avery may be deemed to be the indirect beneficial owner of the securities held by Avery Brothers, LLC. The number of shares reported herein as beneficially owned by Mr. Avery includes the 10,000 shares held by Avery Brothers, LLC.

(12)
Includes 2,930 shares purchasable upon the exercise of warrants and 2,000 shares held by Mr. Longtin's spouse's IRA.

(13)
Includes 88,048 shares purchasable upon the exercise of warrants and 214,324 shares purchasable upon the exercise of options within 60 days of February 15, 2011. Also includes securities held by DHW, Brewing Ventures LLC, Avery Brothers, LLC and Mr. Longtin's spouse's IRA.

        In October 2009, we completed a debt conversion transaction with DHW as contemplated under the debt conversion agreement between our company and DHW dated September 21, 2009. In the transaction, approximately $15 million of our indebtedness to DHW was converted into 4,666,666 shares of our company's common stock at a conversion price of approximately $3.24 per share. As a result, DHW came to beneficially own approximately 63.4% of our common stock, which constituted a change in control of our company. DHW then entered into a stock pledge agreement pursuant to which DHW pledged its shares to its Lenders as described in footnote (6) to the above table.

        In February 2011, we entered into agreements with CDP and DHW that, subject to obtaining shareholder approval, would result in (1) our issuance to CDP of $9.0 million of newly issued convertible preferred stock, (2) availability of a new $10.0 million credit facility to our company, (3) our repurchase of 3,000,000 shares of common stock currently held by DHW for $7.05 million and (4) other arrangements that would focus on lowering our restaurant occupancy costs. Closing of the transactions contemplated by such agreements would result in a change in control of our company. Further information regarding the proposed transactions appears in Part I of this Form 10-K under separate caption.

Equity Compensation Plan Information

        The following table provides information as of the end of fiscal year 2010 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,113,890		$5.34	5,937	(1)
Equity compensation plans not approved by security holders	260,278	(2)	$1.88	—
Total	1,374,168		$5.34	5,937

(1)
Represents shares remaining available for future issuance under our Amended and Restated Equity Incentive Plan. On January 1st of each year, the aggregate number of shares of stock that may be awarded under the Amended and Restated Equity Incentive Plan automatically increases by 150,000 shares of stock. As a result, an additional 150,000 shares (not shown above) became available for future issuance under our Amended and Restated Equity Incentive Plan as of January 1, 2011.

(2)
Represents (a) an aggregate of 4,166 shares of common stock underlying ten-year options exercisable at $9.90 per share issued on December 27, 2001, to an executive officer who also serves as a director; (b) an aggregate of 3,333 shares of common stock underlying ten-year options exercisable at $14.70 per share issued on February 11, 2003 to a former executive officer who also served as a director; (c) an aggregate of 199,447 shares of common stock underlying five-year warrants exercisable at a weighted average per-share price of $1.60 issued between February 7, 2009 and August 25, 2009 to certain of our landlords; and (d) an aggregate of 53,332 shares of common stock underlying five-year warrants exercisable at $1.52 per share issued to a bridge lender of which a former director is a member and in which such former director has a beneficial interest on March 30, 2009.

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

Relationships and Transactions with DHW

Relationships

        DHW is our principal shareholder. As of February 15, 2011, DHW beneficially owned 4,666,666 shares, or 63.2 percent, of our outstanding common stock. DHW is a South Dakota limited liability company formed to engage in the business of leasing equipment and other related activities. Donald A. Dunham, Jr., a member of our board of directors, is the managing member of DHW, the sole member of DCM, 70 percent owner of Dunham Equity Management, LLC or DEM, and chairman, chief executive officer and founder of the Dunham organization. Charles J. Hey, another member of our board of directors, is a co-owner of DHW. DHW is located at 230 South Phillips Avenue, Suite 202, Sioux Falls, SD 57104.

        DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to our company. Mr. Dunham, as an individual, also owns a limited partnership interest in one of the limited partnerships that own real estate leased to our company. As of February 15, 2011, Mr. Dunham held interests, directly and indirectly, in the leases of 17 of our 26 restaurants.

        On February 8, 2011, we entered into a stock repurchase agreement with DHW and its affiliates, including Messrs. Dunham and Hey, two of our directors, DCM and CDP, pursuant to which we have agreed to repurchase from DHW, 3,000,000 shares of our issued and outstanding common stock. After our repurchase of such shares, DHW will continue to own 16.1% of our outstanding stock, calculated on a fully diluted basis (assuming (1) the conversion of 3,000,000 shares of preferred stock to be sold to CDP into 6,000,000 shares of common stock, (2) no other sales by DHW and (3) no other issuances by our company). The funds for the repurchase of the DHW shares, which is contingent upon our sale of preferred stock to CDP, will be provided by our sale of 3,000,000 shares of convertible preferred stock to CDP for $9.0 million and a draw from the $10.0 million credit facility, the availability of which is a condition to closing the CDP transaction.

        In making its proposal to acquire a majority equity position in our company, CDP desired to acquire a controlling stock position through investment in convertible preferred stock, the proceeds of which would be used to repurchase approximately 64.3% of DHW's shares. Upon the closing of the repurchase transaction, four of our seven directors will resign and be replaced by five directors designated by CDP, thereby increasing the size of our board from seven to eight persons. CDP's designees are expected to be Fouad Z. Bashour, Robert J. Doran, Michael S. Rawlings, Louis M. Mucci, and another designee. We expect that Steven J. Wagenheim, Joel C. Longtin and Milton D. Avery will remain directors.

        Agreements with Dunham Capital Management, L.L.C.    DCM has entered into a lease restructuring and option agreement with our company pursuant to which DCM has agreed to reduce fixed rents on six leases by $300,000 per year. The leases are for restaurants leased to us in Fort Wayne, Indiana; Creve Coeur, Missouri; Madison, Wisconsin; Roseville, Minnesota; Rockford, Illinois; and Maumee, Ohio. DCM and GC Rosedale, L.L.C. also agreed that there would be no additional common area or management charges due on the properties unless they are flow-through payments required under the respective land leases. DCM and GC Rosedale, L.L.C. further agreed that to the extent DHW sells additional shares of our common stock or otherwise reduces its loans to banks following closing of the repurchase transaction, the aggregate of rents due on the above-specified leases will be decreased ratably by $0.0425 for every dollar of proceeds from DHW's sales of common stock owned by DHW or, without duplication, for each dollar of principal amount that the DHW Loans are decreased. The aggregate amount of such additional reductions resulting from such stock sales may not exceed $297,500 per year.

        Purchase Options.    Upon closing the repurchase transaction, DCM and GC Rosedale, L.L.C. will also grant us a five-year option to acquire fee title to improvements on the leased premises for which the rents are to be reduced and to assume the ground leases on such properties by paying off the respective debt owed on the properties at the time as amortized to the date of exercise. DCM and GC Rosedale, L.L.C. have agreed to reduce the debt owed to its lenders, which are secured by such properties, in accordance with an agreed-upon amortization and has agreed that it will not create additional debt against the properties through the end of the five-year option period. After our company assumes one or more ground leases, any maintenance or other capital expenditures required to be made on such properties would be made by us in accordance with the provisions of existing land leases for those properties. If upon exercise of our options to acquire title to the improvements and assume the leases, a full release of DCM's or GC Rosedale, L.L.C.'s obligations, as applicable, under the leases cannot be achieved, we have agreed to indemnify DCM or GC Rosedale, L.L.C., as applicable, against any obligation which has not been released.

Purchase of Troy, Michigan Property

        On February 18, 2011, we entered into a real estate purchase agreement to purchase an approximately two-acre site in Troy, Michigan, together with all plans, permits and related assets associated with the property, from DCM for the sum of approximately $2.6 million. We entered into this Troy agreement in connection with the stock purchase agreement with CDP and stock repurchase agreement with DHW.

        The Troy, Michigan property was acquired by DCM on August 1, 2008 for $2.0 million for the purpose of constructing a Granite City restaurant to be leased to us. As a result of the economic challenges faced by the restaurant industry and our profit margins, we declined to proceed with such development and entered into an agreement with DCM to reimburse it for its carrying costs of such real estate. Since August 1, 2008, we have paid an aggregate of $106,972 to DCM in reimbursement of DCM's interest expense and taxes paid with respect to such site.

        Pursuant to this Troy agreement, we agreed to pay for the closing costs of the real estate transaction and to accept the property in "As Is" condition. In addition, our obligation to close on the real estate transaction is contingent on (i) closing the CDP transaction, and (ii) the removal or waiver of certain repurchase rights granted to the developer that originally sold the property to DCM.

Other Landlord Lease Reductions

        We have agreed that we will achieve permanent rent reductions in the amount of $250,000 per year from other non-DCM affiliated landlords on DCM land leases or on fee-simple restaurants owned by third parties. This reduction is in addition to the reductions which DCM has agreed to make in the amount of $300,000 per year. DCM has agreed to use commercially reasonable efforts to assist us in obtaining such rent reductions.

Previous Agreements with DHW

        As a result of the October 2009 debt conversion transaction by and between us and DHW, DHW became the beneficial owner of approximately 63.4% of our common stock. DHW has historically been our primary source of financing for furniture, fixtures and equipment.

        The original members of DHW were Donald A. Dunham, Jr., Charles J. Hey and Steven J. Wagenheim. We have historically treated DHW as a related person because Mr. Wagenheim, our President, Chief Executive Officer and a director, held a 10.2% voting interest in DHW and had agreed to personally guarantee 20% of DHW's indebtedness to its lenders, for which we did not compensate Mr. Wagenheim. Mr. Wagenheim was prohibited from receiving any distribution of cash or allocation of profit or loss from DHW. Mr. Wagenheim's interest in DHW was fully redeemed in September 2009 in consideration for Mr. Wagenheim's release from guarantees of DHW's bank debt. As a result, Mr. Wagenheim has no interest of any kind in DHW. Mr. Wagenheim was not entitled to receive any of the shares of common stock we issued to DHW in the October 2009 debt conversion transaction.

        Mr. Dunham, one of the two remaining principals of DHW, DCM and 70% owner of Dunham Equity Management, L.L.C. ("DEM"), became one of our directors in October 2009 upon closing of the debt conversion transaction. DHW, DCM and DEM are collectively referred to herein as the "Dunham Entities." As of February 15, 2011, Mr. Dunham beneficially owned approximately 64.1% of our common stock, including the shares held by DHW. Mr. Hey, the other remaining principal of DHW, became one of our directors in June 2010 upon the resignation of Todd W. Hanson, who was elected to our board in October 2009 upon the closing of the debt conversion transaction. As of February 15, 2011, Mr. Hey beneficially owned approximately 63.3% of our common stock, including the shares held by DHW.

        DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to our company. Mr. Dunham, as an individual, also owns a limited partnership interest in three of the limited partnerships that own real estate leased to our company. Mr. Hey as an individual, also owns a limited partnership interest in eight of the limited partnerships that own real estate leased to our company. In particular, as of February 15, 2011, Messrs. Dunham and Hey held interests, directly and indirectly, in the leases of 17 of our restaurants, as follows:

	Location/Address	Owner/Landlord Name	General Partner	Dunham Percentage	Hey Percentage	Annual Rent
1	Granite City—Davenport, IA	GC CedarRapids/	DEM	26.57%	11.84%	$341,250
	5280 Utica Road, Davenport, IA	Davenport LP
2	Granite City—Lincoln, NE	GC Lincoln LP	DEM	10%	13.5%	$105,200	(1)
	6150 "O" Street, Lincoln, NE
3	Granite City—Wichita, KS	GC Wichita LP	DCM	26.86%	0%	$226,800
	2244 N. Webb Road, Wichita, KS
4	Granite City—Eagan, MN	GC Eagan LP	DEM	20.42%	29.85%	$396,375
	3330 Pilot Knob Road, Eagan, MN

	Location/Address	Owner/Landlord Name	General Partner	Dunham Percentage	Hey Percentage	Annual Rent
5	Granite City—Zona Rosa, MO	GC Holdings LP	DEM	24.89%	6.26%	$298,200
	8461 Prairie View Road,
	Kansas City, MO
6	Granite City—Olathe, KS	GC Olathe LP	DEM	17.61%	9.69%	$414,750
	15085 W. 119th Street, Olathe, KS
7	Granite City—Omaha, NE	GC Omaha LP	DEM	40%	7.5%	$220,500	(1)
	1001 N. 102nd Street, Omaha, NE
8	Granite City—Rosedale, MN	GC Rosedale, L.L.C.	Single member LLC(2)	100%	0%	$115,500	(1)
	10 Rosedale Center, Roseville, MN
9	Granite City—Creve Coeur, MO	DCM	Single member LLC	100%	0%	$150,000	(1)
	11411 Olive Street Rd., St. Louis, MO
10	Granite City—Fort Wayne, IN	DCM	Single member LLC	100%	0%	$166,500	(1)
	3809 Coldwater Road, Fort Wayne, IN
11	Granite City—West Towne	DCM	Single member LLC	100%	0%	$78,511	(1)
	66 West Towne Mall, Madison, WI
12	Granite City—Maumee, OH	DCM	Single member LLC	100%	0%	$165,000	(1)
	2300 Village Drive West, #130, Maumee, OH
13	Granite City—Cherryvale— Rockford, IL	DCM	Single member LLC	100%	0%	$180,000	(1)
	7140 Harrison Ave, Rockford, IL
14	Granite City—Rogers, AR	DCM	Single member LLC	100%	0%	$165,000	(1)
	2203 Promenade Blvd, Rogers, AR
15	Granite City—South Bend, IN	DCM	Single member LLC	100%	0%	$150,712	(1)
	University Park Mall, South Bend, IN
16	Granite City—Indianapolis, IN	DCM	Single member LLC	100%	0%	$175,665	(1)
	150 West 96th Street, Carmel, IN
17	Granite City—East Peoria, IL	GC Peoria, LLC	N/A	(3)	(3)	$468,300
	230 Conference Center Drive,
	E. Peoria, IL

(1)
A Dunham entity is a party to a land lease for this location. Rent due to the land lease landlord is generally paid by our company directly to the land lease landlord. These amounts are not included in the annual rent presented herein.

(2)
Mr. Dunham owns 100% of GC Rosedale, L.L.C.

(3)
Peoria Holdings, LP owns 50% of GC Peoria, LLC. DEM is the general partner of and owns 10% of Peoria Holdings LP. Mr. Dunham owns a 12.85% limited partnership interest in Peoria Holdings, LP. Mr. Hey owns a 6.43% limited partnership interest in Peoria Holdings, LP.

        On November 19, 2010, GC Des Moines LP, the owner and landlord of the Des Moines restaurant location from which we previously leased such restaurant for annual rent of $294,000, sold the lease to an unrelated third party. Mr. Dunham held a 15.29% interest, directly and in directly, in the lease of the restaurant. Mr. Hey held a 21.18% interest directly and indirectly, in the lease of the restaurant. GC Des Moines LP dissolved in December 2010.

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

  Rent and Cash Flow Reductions

        In February 2009, we entered into a master agreement with the Dunham Entities to provide rent or other cash flow reductions to our company in the amount of $2.5 million for the calendar year 2009 and $1.5 million for calendar year 2010, which we refer to as the master agreement. At the time of entering into the master agreement, DCM had an ownership interest in 16 of our restaurants. The master agreement provided that DCM would amend and restate applicable leases and subleases with our company to reflect negotiated rent reductions. We agreed to deem rent reductions received from non-Dunham landlords to be part of the above-referenced aggregate rent reductions for 2009 and 2010. As a part of the master agreement, DCM also agreed to amend its leases with us that were treated as capital leases for accounting purposes by reducing their terms to periods which would thereafter qualify the leases to be treated as operating leases in accordance with generally accepted accounting principles.

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

        We also agreed to the following additional provisions: to provide DCM with financial information concerning our operations, including a monthly comparison of actual income and expense compared to budgeted income and expense; to allow DCM, for a period of two years or such earlier time that the master agreement shall have been terminated, to appoint a board observer who will have the right to attend board meetings; to provide for a Chairman of the Board who is an independent director; to confirm our obligation to reimburse DCM for out-of-pocket losses incurred in the closing of the Rogers, Arkansas location and resulting from the decision not to build on the Troy, Michigan site, less net sales proceeds from any real estate or lease income associated with such sites; to refrain from developing any new restaurants in 2009 without the consent of DCM, with the exception of the Indianapolis, Indiana restaurant; and to amend certain leases to provide that we will pledge to DCM the liquor license owned by us for such restaurant locations. Reimbursement of costs related to the Rogers, Arkansas and Troy, Michigan sites will be amortized and payable to DCM over a 60-month period commencing January 2011, at a 6% annual interest rate. Such reimbursement includes the carrying cost of the related land until its disposal.

        In consideration of the agreements of DCM provided in the master agreement, we issued to the Dunham Entities a warrant to purchase 166,666 shares of our common stock at an exercise price of $1.584 per share, representing 110% of the closing price of our common stock on the trading date prior to the date of signing the master agreement.

        In 2010, our board and our audit committee authorized our company to enter into 11 lease amendments with the Dunham landlords. Based on such lease amendments, six existing operating leases will convert back to capital leases due to the parties extending the lease term over a longer period of time. As a result of these amendments, we recorded additional assets and capital lease liabilities of approximately $5.8 million in the aggregate. Such assets and liabilities were each reduced by a write off of approximately $1.7 million of deferred gain related to these properties.

  Debt Conversion

        In October 2009, we completed a debt conversion transaction with DHW as contemplated under the debt conversion agreement between our company and DHW dated September 21, 2009. In the debt conversion transaction, approximately $15 million of our indebtedness to DHW was converted into 4,666,666 shares of our company's common stock at a conversion price of approximately $3.24 per share. We obtained a waiver under the financial viability exception from NASDAQ to its shareholder approval requirements, so the debt conversion transaction was not subject to approval by our shareholders. The debt conversion transaction was approved, however, by a special committee of our company's independent directors, by our board of directors, and by our audit committee. As a result, DHW came to beneficially own approximately 63.4% of our common stock, which constituted a change in control of our company. Because of this change in control, our use of federal net operating loss carryforwards to offset future taxable income are limited.

        In connection with the closing of the debt conversion transaction, we entered into a number of ancillary agreements with DHW. In addition to the amendment to the master agreement discussed above, a Master Amendment to Leases was entered into by and among our company and the Dunham landlords. Under the Master Amendment to Leases, the Dunham landlords agreed to a limited deferral of 30% of the rent due under lease agreements between our company and the Dunham landlords. In addition, for all rent payments due on or after June 1, 2009 under restaurant leases with the Dunham landlords, rent has been deferred for one month. The deferred rents must be repaid upon the first to occur of (a) our completing a debt or equity financing in the amount of $2 million or (b) October 5, 2010. The monthly accrued and deferred rent is approximately $73,000 per month. In addition, the Dunham landlords waived any defaults or events of default existing under the leases as of October 5, 2009. In June 2010, our board and our audit committee authorized our company to pay rent current to the Dunham landlords; hence, the above-referenced one month deferral is no longer operative.

        In addition, in connection with the debt conversion transaction, our company and three of our executive officers, Steven J. Wagenheim, James G. Gilbertson and Darius H. Gilanfar, entered into amendments to their existing employment agreements which provided that each will have employment through October 5, 2010, and will be entitled to severance benefits that include one year of base compensation if employment is terminated without cause, in addition to the balance of the one-year term, if terminated prior to the end of such term. The employment agreements are automatically extended for one-year terms unless either our company or the executive gives notice at least 60 days prior to the termination date to the other of an intent not to extend. In addition, Mr. Wagenheim's employment agreement was amended to reduce his severance benefit from 18 months to 12 months.

        We also entered into a Registration Rights Agreement with DHW under which we granted DHW certain registration rights with respect to the shares that DHW received in the debt conversion transaction. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC covering 777,777 of DHW's shares within 90 days of the closing date, and agreed, upon request by DHW and if DHW has sold the shares previously registered, to file registration statements covering 777,777 additional shares each six months thereafter. Under the Registration Rights Agreement, we are not obligated to file (a) more than six registration statements; (b) registration statements more frequently than every six months; or (c) any registration statement after October 5, 2012. The first of such resale registration statements became effective in February 2010.

        In connection with the debt conversion transaction, the DHW nominees became members of our board of directors. Mr. Pesicka resigned from our board in February 2010. David A. Timpe joined our board in March 2010 as Mr. Pesicka's replacement. Mr. Hanson resigned from our board in June 2010. Charles J. Hey joined our board in June 2010 as Mr. Hanson's replacement.

  August 2010 Transaction involving DHW

        On August 31, 2010, we reached an agreement with DCM, the landlord at our South Bend, Indiana and Indianapolis, Indiana restaurant locations, and its lender, First Midwest Bank, or First Midwest, to acquire ownership of improvements leased by DCM to our company at these leased locations. The total amount of DCM debt on these improvements approximated $1.8 million. We agreed to acquire ownership of such improvements by assuming $1.35 million of DCM's debt to First Midwest and paying $438,000 of DCM's remaining obligation to First Midwest. The total purchase price we will pay is based upon a 20-year amortization, with a balloon payment due January 1, 2018. This debt requires the payment of interest at 5% per year until July 1, 2015, at which time the interest rate adjusts to the then market rate, but not to exceed 7% per year. Because the terms of this debt are more favorable than our prior lease arrangements, we estimate annual cash flow savings of approximately $180,000 per year following the transaction at the current interest rate. Our obligations to First Midwest, our payment to DCM and our acquisition of the improvements are subject to a number of conditions including, but not limited to, entering into amended ground leases and other agreements with the owners of the shopping centers in which the leased restaurants are located and other customary conditions.

        The above-described related party transactions were approved by our board of directors and audit committee in accordance with our policy for the review and approval of related person transactions.

Relationships and Transactions with Harmony

        In March 2009, we entered into a bridge loan agreement with a group of accredited investors to provide $1 million of partially convertible debt financing. The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony"). Eugene E. McGowan, one of our former directors, is a member of and has a beneficial interest in both of the Harmony funds. The bridge loan was funded to the extent of $800,000 on March 30, 2009, with the balance of the bridge loan originally to be funded by April 30, 2009. The closing date on the remainder of the amount committed was extended by successive amendments through December 16, 2009. An amendment dated December 16, 2009, provided, among other things, that the amount to be loaned under the bridge loan agreement would be decreased to $800,000. The bridge loan is evidenced by notes bearing interest at 9% per annum. Pursuant to the amendment dated December 16, 2009, payment of principal and interest were restructured as follows. The principal amount outstanding under the loans is payable as follows: (i) six installments of $9,000 each are payable on January 1, 2010, and on the first day of each month thereafter including June 1, 2010; (ii) the remaining principal amount outstanding is payable in 12 equal monthly installments commencing on January 1, 2011 and on the first day of each month thereafter, with the final installment of any unpaid principal due on December 1, 2011. Interest accrued is treated as follows: (i) accrued and unpaid interest is added to the principal amount outstanding under the loans on July 1, 2009, October 1, 2009 and January 1, 2010; (ii) accrued interest is payable quarterly in arrears on April 1, 2010, October 1, 2010 and January 1, 2011; and (iii) accrued interest is payable monthly in arrears commencing on February 1, 2011 and on the first day of each month thereafter; with a final payment of any accrued and unpaid interest due on December 1, 2011 with the final payment of principal.

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

        We may repay all or part of this indebtedness using proceeds from the above-described stock purchase agreement with CDP, subject to shareholder approval of the agreement and the related issuance.

Real Estate Interests of Other Directors

        Joel C. Longtin, our Chairman of the Board, indirectly held a 5.3% limited partnership interest through JNB Ventures, LLC, of which he is the managing member, in the GC Des Moines LP, the partnership which held the lease of our Des Moines, Iowa restaurant until the lease was sold to an unrelated third party in November 2010. John A. Pesicka, one of our former directors, also held a 2.65% limited partnership interest in such limited partnership. Mr. Longtin also holds directly a 4.17% limited partnership interest in the GC Holdings Limited Partnership, the partnership which holds the lease of our Zona Rosa, Kansas restaurant.

Personal Guaranties

        Steven J. Wagenheim, our President, Chief Executive Officer and one of our directors, has personally guaranteed certain of our leases and loan agreements. Our board of directors has agreed to compensate Mr. Wagenheim for his personal guaranties of equipment loans entered into in August 2003 and January 2004, and equipment leases entered into under our August 2006 lease financing agreement with Carlton Financial Corporation. The amount of annual compensation for each of these guaranties is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period. During 2010 and 2009, we recorded $31,509 and $56,880 of such compensation in general and administrative expense, respectively, and paid $113,163 and $25,000 of such compensation, respectively.

Consulting Services

        Darius H. Gilanfar, one of our named executive officers, is married to Heidi Martin Gilanfar, who serves as a human resources/marketing consultant to our company. We paid Ms. Gilanfar $141,500 and $140,800 for such services in 2010 and 2009, respectively.

Director Independence

        Our board is comprised of a majority of independent directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. In this regard, the board has affirmatively determined that Messrs. Longtin, Avery, Gramm and Timpe are independent directors under that rule. Our board determined that Mr. Longtin's real estate interests and membership in, and beneficial interest in, Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. did not prevent it from reaching a determination that Mr. Longtin is independent. Mr. Wagenheim, our President and Chief Executive Officer, Mr. Dunham, the beneficial owner of approximately 64.1% of our common stock, and Mr. Hey, the beneficial owner of approximately 63.3% of our common stock, are not independent directors. With respect to persons who served on our board during part or all of the last completed fiscal year, our board previously determined Messrs. McGowan, Pesicka and Senske were independent directors and that Mr. Hanson, the owner of the Granite City restaurant building in Maple Grove, Minnesota, was not an independent director.

        Our board of directors has an audit committee, a compensation committee, a corporate governance and nominating committee and an executive committee. With the exception of the executive committee, each committee consists solely of members who are independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the SEC and the IRS, respectively. Further information regarding the independence of our directors for service on our board's committees appears in Item 10 of this report.

Item 14.    Principal Accountant Fees and Services.

Audit and Non-Audit Fees

        The following table presents fees for audit and other services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. for the fiscal years 2010 and 2009.

	Year Ended
	December 28, 2010	December 29, 2009
Audit fees(1)	$110,965	$135,649
Audit-related fees(2)	12,400	24,548
Tax fees(3)	24,425	21,390

Total Fees	$147,790	$181,587

(1)
Audit fees consist of fees for the audit of our company's financial statements and review of financial statements included in our company's quarterly reports. Audit fees for 2010 included assistance with our Form S-8 and other regulatory filings.

(2)
Audit-related fees primarily include the audit of our company's 401(k) plan. Included in 2009 were costs related to the review of certain lease modifications.

(3)
Tax fees consist of fees for the preparation of federal and state income tax returns for the tax year ended December 2009. Tax fees for 2010 consisted of costs related to research regarding IRS Code Section 382 regarding limitations on net operating loss carry-forwards (NOLs).

Pre-Approval Policies and Procedures

        All services provided by our independent registered public accounting firm, Schechter, Dokken, Kanter, Andrews & Selcer, Ltd., are subject to pre-approval by our audit committee. The audit committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full audit committee meeting. Any interim approval given by an audit committee member must be reported to the audit committee no later than its next scheduled meeting. Before granting any approval, the audit committee (or a committee member, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The audit committee pre-approved all services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. in fiscal years 2010 and 2009.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
See Index to Consolidated Financial Statements on page F-1 and Index to Exhibits on page E-1.

(b)
See Index to Exhibits on page E-1.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

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

Signature	Title	Date

/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011
/s/ JAMES G. GILBERTSON James G. Gilbertson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2011
/s/ JOEL C. LONGTIN Joel C. Longtin	Chairman	February 28, 2011
/s/ MILTON D. AVERY Milton D. Avery	Director	February 28, 2011

Signature	Title	Date

/s/ DONALD A. DUNHAM, JR. Donald A. Dunham, Jr.	Director	February 28, 2011
/s/ BRIAN K. GRAMM Brian K. Gramm	Director	February 28, 2011
Charles J. Hey	Director
/s/ DAVID A. TIMPE David A. Timpe	Director	February 28, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Granite City Food & Brewery Ltd.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Shareholders' Equity	F-6
Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

Board of Directors
Granite City Food & Brewery Ltd.
Minneapolis, Minnesota

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Granite City Food & Brewery Ltd. as of December 28, 2010 and December 29, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 28, 2010. We also have audited Granite City Food & Brewery Ltd.'s internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Granite City Food & Brewery Ltd.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report On Internal Control Over Financial Reporting." Our responsibility is to express an opinion on these consolidated financial statements for 2010 and 2009 and an opinion on the company's internal control over financial reporting for 2009 based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite City Food & Brewery Ltd. as of December 28, 2010 and December 29, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 28, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Granite City Food & Brewery Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

Minneapolis, Minnesota
February 28, 2011

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED BALANCE SHEETS

	December 28, 2010	December 29, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$3,104,320	$1,743,599
Inventory	896,100	832,135
Prepaids and other	816,607	563,284

Total current assets	4,817,027	3,139,018
Deferred transaction costs	108,344	—
Prepaid rent, net of current portion	245,904	303,763
Property and equipment, net	50,153,176	51,336,414
Intangible and other assets	1,138,610	1,242,761

Total assets	$56,463,061	$56,021,956

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,513,677	$2,497,858
Accrued expenses	6,784,542	6,300,053
Accrued exit or disposal activities, current portion	139,314	133,195
Deferred rent, current portion	1,410,828	1,356,391
Deferred gain, current portion	51,532	273,607
Long-term debt, current portion	1,894,195	389,391
Capital lease obligations, current portion	1,220,049	718,470

Total current liabilities	14,014,137	11,668,965
Accrued exit or disposal activities, net of current portion	2,193,904	2,005,468
Deferred rent, net of current portion	4,132,671	3,398,193
Deferred gain, net of current portion	327,044	1,991,859
Long-term debt, net of current portion	227,268	2,122,120
Capital lease obligations, net of current portion	32,110,970	27,507,051

Total liabilities	53,005,994	48,693,656

Shareholders' equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 7,367,895 and 7,366,217 shares issued and outstanding at 12/28/10 and 12/29/09, respectively	73,679	73,662
Preferred stock, $0.01 par value, 10,000,000 shares authorized	—	—
Additional paid-in capital	59,062,891	58,409,379
Accumulated deficit	(55,679,503)	(51,154,741)

Total shareholders' equity	3,457,067	7,328,300

Total liabilities and shareholders' equity	$56,463,061	$56,021,956

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28, 2010	December 29, 2009
Restaurant revenue	$89,330,387	$85,849,048
Cost of sales:
Food, beverage and retail	24,719,133	23,557,063
Labor	30,704,676	30,052,771
Direct restaurant operating	13,292,360	12,892,914
Occupancy	8,355,535	6,983,445

Total cost of sales	77,071,704	73,486,193

Pre-opening	—	211,252
General and administrative	6,577,529	7,575,730
Depreciation and amortization	5,956,257	6,805,073
Exit or disposal activities	729,839	1,798,401
(Gain) loss on disposal of assets	(29,636)	202,027

Operating loss	(975,306)	(4,229,628)

Interest:
Income	14,360	2,279
Expense	(3,563,816)	(5,397,607)

Net interest expense	(3,549,456)	(5,395,328)

Net loss	$(4,524,762)	$(9,624,956)

Loss per common share, basic	$(0.61)	$(2.53)

Weighted average shares outstanding, basic	7,367,079	3,802,206

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock shares	Par value	Additional paid-in capital	Accumulated deficit	Shareholders' equity
Balance on December 30, 2008	2,699,551	$26,996	$43,979,355	$(41,529,785)	$2,476,566
Compensation expense on options			205,582		205,582
Expense on warrants			207,171		207,171
Issuance of common stock to extinguish debt	4,666,666	46,666	14,017,271		14,063,937

Net loss				(9,624,956)	(9,624,956)

Balance on December 29, 2009	7,366,217	73,662	58,409,379	(51,154,741)	7,328,300
Compensation expense on options			651,046		651,046
Common shares issued upon exercise of options	1,678	17	2,641		2,658
Costs incurred upon issuance of common stock to extinguish debt			(175)		(175)
Net loss				(4,524,762)	(4,524,762)

Balance on December 28, 2010	7,367,895	$73,679	$59,062,891	$(55,679,503)	$3,457,067

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2010	December 29, 2009
Cash flows from operating activities:
Net loss	$(4,524,762)	$(9,624,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,829,972	6,674,551
Amortization of deferred gain	(171,068)	(91,549)
Other amortization	126,285	130,522
Stock warrant/option expense	651,046	205,582
Non-cash interest expense	26,378	358,084
Loss on disposal of assets	141,432	293,576
Loss on exit or disposal activities	173,691	1,296,169
Deferred rent	773,362	1,884,097
Changes in operating assets and liabilities:
Inventory	(63,965)	(58,667)
Prepaids and other	(195,464)	(32,079)
Accounts payable	166,601	342,243
Accrued expenses	484,489	221,866

Net cash provided by operating activities	3,417,997	1,599,439

Cash flows from investing activities:
Purchase of:
Property and equipment	(639,960)	(669,685)
Intangible and other assets	(58,795)	(277,689)

Net cash used in investing activities	(698,755)	(947,374)

Cash flows from financing activities:
Payments on capital lease obligations	(737,564)	(1,622,851)
Proceeds from capital leases	—	1,000,000
Payments on long-term debt	(400,873)	(312,149)
Proceeds from long-term debt	—	800,000
Deferred transaction costs	(108,344)	—
Net costs related to issuance of stock	(111,740)	(1,425,877)

Net cash used in financing activities	(1,358,521)	(1,560,877)

Net increase (decrease) in cash	1,360,721	(908,812)
Cash and cash equivalents, beginning	1,743,599	2,652,411

Cash and cash equivalents, ending	$3,104,320	$1,743,599

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,454,306	$5,374,580

Cash paid for state minimum fees	$2,218	$8,765

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments, net of deferred gain	$4,148,104	$2,938,266

Property and equipment and intangibles purchased and included in accounts payable	$150,781	$154,803

Capital lease liabilities incurred (extinguished) upon the execution of lease amendments	$5,843,062	$(23,434,420)

Capital lease liabilities and accrued interest extinguished upon the issuance of stock, net of issuance costs	$—	$15,604,035

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Background

        Granite City Food & Brewery Ltd. (the "Company") develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®. The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site. The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets. As of December 28, 2010, the Company operated 26 restaurants in 11 states. The Company also operates a centralized beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer. The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations. In 2007, the Company was granted a patent by the United States Patent Office for its brewing process.

Principles of consolidation and basis of presentation

        During the fiscal year ended December 28, 2010, the Company operated at a level that allowed it to fund its existing operations. The Company believes this same level of sales and margins will allow it to fund its obligations for the foreseeable future. However, the Company's ability to continue funding its operations and meet its debt service obligations continues to depend upon its operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond the Company's control. If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, the Company will require equity or debt financing to meet ongoing obligations. The amount of any such required funding would depend upon the Company's ability to generate working capital. Furthermore, the Company also believes that it will need to begin increasing the number of units it operates to lessen turnover costs as managers and other key personnel may otherwise seek new opportunities with growing restaurant chains.

        In February 2011, the Company entered into agreements with Concept Development Partners, LLC ("CDP") and DHW Leasing, L.L.C. ("DHW") that, subject to obtaining shareholder approval, would result in (i) issuance to CDP $9.0 million of the Company's newly issued convertible preferred stock, (ii) availability of a new $10.0 million credit facility to the Company, (iii) the Company's repurchase of 3,000,000 shares of common stock currently held by DHW, and (iv) other arrangements that would focus on lowering the Company's restaurant occupancy costs (Note 16). The Company believes the transaction with CDP will allow it to gain revenue by adding space at key existing restaurants locations, building new restaurants in select markets, and improving the efficiency of its operations through upgraded technology. The Company also believes the CDP transaction will improve its capital position and provide financing for a sustained, strategic growth plan that will also allow it to minimize turnover of seasoned store managers. There can be no assurance the Company will meet all conditions of closing and/or obtain required shareholder approval in order to complete the above-described transactions.

        If the CDP transaction is not completed, the Company will need to obtain equity or debt financing from another source to fund this growth. There can be no assurance that the Company will obtain financing on favorable terms or at all. If the Company raises additional capital through the issuance and sale of equity securities, the securities may be issued at prices below the market price of its stock,

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

and its shareholders may suffer significant dilution. Future debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict the Company's ability to operate and grow its business, and would cause it to incur additional interest expense and financing costs. If cash flow from operations is insufficient to fund expected capital needs, or if the Company's needs are greater than anticipated and the Company is unable to obtain additional capital, the Company will be required to further restructure its debt obligations.

        The Company's consolidated financial statements include the accounts and operations of the Company and its subsidiary corporation under which its four Kansas locations are operated. By Kansas state law, 50% of the stock of the subsidiary corporation must be owned by a resident of Kansas. Granite City Restaurant Operations, Inc., a wholly-owned subsidiary of the Company, owns the remaining 50% of the stock of the subsidiary corporation. The resident-owner of the stock of that entity has entered into a buy-sell agreement with the subsidiary corporation providing, among other things, that transfer of the shares is restricted and that the shareholder must sell his shares to the subsidiary corporation upon certain events, or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state. The Company has entered into a master agreement with the subsidiary corporation that permits the operation of the restaurants and leases to the subsidiary corporation the Company's property and facilities. The subsidiary corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from such operations. The foregoing ownership structure was set up to comply with the licensing and ownership regulations related to microbreweries within the state of Kansas. The Company has determined that such ownership structure will cause the subsidiary corporation to be treated as a variable interest entity in which the Company has a controlling financial interest for the purpose of Financial Accounting Standards Board's ("FASB") accounting guidance on accounting for variable interest entities. As such, the subsidiary corporation is consolidated with the Company's financial statements and the Company's financial statements do not reflect a minority ownership in the subsidiary corporation. Also included in the Company's consolidated financial statements are other wholly-owned subsidiaries. All references to the Company in these notes to the consolidated financial statements relate to the consolidated entity, and all intercompany balances have been eliminated.

Related parties

        DHW, the beneficial owner of approximately 63.2% of the Company's common stock as of February 15, 2011, gained control of the Company in October 2009. The members of DHW are Donald A. Dunham, Jr. and Charles J. Hey, both of whom are directors of the Company. Mr. Dunham is also the sole member of Dunham Capital Management, L.L.C. ("DCM") and 70% owner of Dunham Equity Management, LLC ("DEM"). DHW, DCM and DEM are collectively, with Mr. Dunham, referred to herein as the "Dunham Entities." As of February 15, 2011, Mr. Dunham beneficially owned approximately 64.1% of the Company's common stock, including the shares held by DHW. DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to the Company. Mr. Dunham, as an individual, also owns a limited partnership interest in one of the limited partnerships that own real estate leased to the Company.

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

Fiscal year

        The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes. Fiscal years 2010 and 2009 consisted of 52 weeks each.

Cash and cash equivalents

        The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Amounts receivable from credit card processors are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Inventory

        Inventory, consisting of food, beverages, retail items and beer production supplies, is stated at the lower of cost or market and determined using the first-in, first-out (FIFO) method.

Prepaid expenses and other current assets

        The Company has cash outlays in advance of expense recognition for items such as rent, insurance, fees and service contracts. All amounts identified as prepaid expenses and other current assets are expected to be utilized during the twelve-month period after the balance sheet dates presented. Other current assets consist primarily of receivables of amounts due from third-party gift card sales and rebate amounts due from certain vendors.

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

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

        The estimated useful lives are as follows:

Computer software	3 years
Furniture and restaurant equipment	3-8 years
Brewery equipment	20 years
Building and leasehold improvements	10-20 years

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

Advertising costs

        Advertising costs are expensed as incurred. Total amounts incurred during fiscal years 2010 and 2009 were $930,598 and $1,025,450, respectively. Advertising costs are included as a component of direct restaurant operating expense when the costs are specific to a particular restaurant or market, or in corporate-level general and administrative expense when the costs are not specific to a given restaurant.

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

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Income taxes

        The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on tax rates in effect in the years in which the temporary differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amounts that will more likely than not be realized (Note 11). Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements. Tax years after 2006 are still open for examination.

Stock-based compensation

        The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model. Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the following assumptions within the Black-Scholes option-pricing model for fiscal years 2010 and 2009:

	2010	2009
Dividend yield	None	None
Expected volatility	93.1% - 95.9%	66.3% - 96.8%
Expected life of option	10 years	10 years
Risk-free interest rate	2.5 - 3.9%	2.3% - 3.8%

Net loss per share

        Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the fiscal year. Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective fiscal years. Calculations of the Company's net loss per common share for the years ended December 28, 2010 and December 29, 2009 are set forth in the following table:

	Year Ended
	December 28, 2010	December 29, 2009
Net loss	$(4,524,762)	$(9,624,956)

Loss per common share, basic	$(0.61)	$(2.53)

Weighted average shares outstanding, basic	7,367,079	3,802,206

        Stock options and warrants for the purchase of 1,374,168 shares at December 28, 2010 and stock options and warrants for the purchase of 758,599 shares at December 29, 2009, were not used for the calculation of loss per common share or weighted average shares outstanding on a fully diluted basis.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair value of financial instruments

        At December 28, 2010 and December 29, 2009, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3. Significant transactions

Proposed issuance of preferred stock and proposed repurchase of common stock

        In February 2011, the Company entered into agreements with CDP and DHW that, subject to obtaining shareholder approval, would result in (i) issuance to CDP $9.0 million of the Company's newly issued convertible preferred stock, (ii) availability of a new $10.0 million credit facility to the Company, (iii) the Company's repurchase of 3,000,000 shares of common stock currently held by DHW, and (iv) other arrangements that would focus on lowering the Company's restaurant occupancy costs (Note 16). There can be no assurance the Company will meet all conditions of closing and/or obtain required shareholder approval. Therefore, there can be no assurance the above-described transactions will be completed.

Reverse stock split

        In December 2009, the Company's board of directors approved a one-for-six share combination of its common stock which became effective on January 13, 2010. As a result of this reverse stock split, every six shares of the Company's common stock that were issued and outstanding as of January 13, 2010 were automatically combined into one issued and outstanding share without any change in the par value of such shares, and the number of authorized but unissued shares of the Company's common stock was proportionally reduced. A proportionate adjustment was also made to the Company's outstanding stock options and warrants. No fractional shares were issued in connection with this reverse stock split, but rather shareholders who were entitled to fractional shares received cash in lieu of receiving fractional shares. All references within this document to loss per share reflect this reverse stock split. Additionally, the number of common shares, stock options and warrants, and the price per common share, stock option and warrant, reflect this reverse stock split.

Debt conversion transaction

        In October 2009, the Company completed a debt conversion transaction (the "Debt Conversion Transaction") with DHW, its primary source of financing for furniture, fixtures and equipment, as contemplated under the Debt Conversion Agreement between the Company and DHW dated September 21, 2009. In the Debt Conversion Transaction, approximately $15 million of the Company's indebtedness to DHW was converted into 4,666,666 shares of the Company's common stock at a conversion price of approximately $3.24 per share. As a result, DHW and affiliated parties came to beneficially own an aggregate of 63.4% of the Company's common stock, which constituted a change in control of the Company. In connection with the closing of the Debt Conversion Transaction, the parties entered into a number of ancillary agreements which include, but are not limited to, lease amendments, deferred lease payments and an agreement to seek to obtain further rent reductions. The Company intends to repurchase 3,000,000 of such shares issued to DHW pursuant to the above-described stock repurchase agreement, subject to shareholder approval of the agreement.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restaurant closing and asset impairment charges

Rogers, Arkansas

        In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant. Since opening in October 2007, the restaurant failed to generate positive cash flow and had approximately $1.4 million of net loss. Management believes the closure of this restaurant has allowed the Company to focus its capital and personnel resources on its other restaurants in order to increase future operating efficiencies and cash flow. Costs incurred in connection with this closure include one-time benefits to employees who were involuntarily terminated of $57,681, costs incurred for early contract termination of $4,578 and costs to close and maintain the facility of $1,162,039. During the third quarter of 2008, the Company recorded a non-cash impairment charge of $135,057 related to the write-off of the carrying value of the restaurant equipment at the Rogers location. The amount of this write-off was equal to the difference between the net book value of the equipment and the expected future cash flows generated by leasing the equipment to a replacement tenant. In accordance with the FASB guidance on accounting for costs associated with exit or disposal activities, the Company recorded a non-cash lease termination liability of $1,762,689 based on management's estimate of the fair value of these obligations. This required management to estimate the present value of the future minimum lease obligations offset by the estimated sublease rentals that could be reasonably obtained for the property. In fiscal year 2011, the Company entered into a lease termination agreement with the mall owner of this location which included a cash payment of $159,075 and a five-year promissory note in the amount of $400,000 (Note 16). In a lease amendment agreement with Dunham, the developer of the property, the Company is required to pay Dunham $81,000 per year for 20 years to offset property development costs. Pursuant to the lease termination agreement, the Company will incur no further costs associated with the property and will relinquish all equipment at the site. Prior to the lease termination agreement, annual lease payments for the Roger's site were $405,000, and the ongoing costs to maintain the property were approximately $55,500 annually. As of the date of the lease termination agreement, the Company's future undiscounted cash payments under the terms of the lease termination agreement were approximately $2.2 million.

Troy, Michigan

        In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan. However, in February 2009, the Company decided not to build on that site, and as part of an agreement with the Dunham Entities, which was amended in January 2011, the Company agreed to reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site. As of December 28, 2010, the carrying cost of the land approximated $16,000 per month. Reimbursement of costs relating to this site, including the carrying cost of the related land, generally was to be amortized and payable to DCM over a 60-month period commencing May 15, 2011, at a 6% annual interest rate; however, in August 2010, the Company's board of directors agreed to reimburse DCM $100,000 of such expenses. Based on the results of a recent appraisal, the Company accrued an additional $251,750 in the third quarter of 2010. In February 2011, the Company entered into an agreement with DCM to purchase the Troy property, together with all plans, permits and related assets associated, for approximately $2.6 million, subject to closing of the CDP transaction (Note 16). If such transactions do not occur, the Company's management has concluded that as of December 28, 2010, it is probable that the Company will need to reimburse DCM approximately

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restaurant closing and asset impairment charges (Continued)

$765,750 and has included such amount as "accrued exit or disposal activities" on its balance sheet, pursuant to the FASB guidance on accounting for contingencies.

        The costs related to the closing of the Rogers restaurant and the decision not to build the Troy restaurant aggregated $729,839 in fiscal year 2010 and are reflected on the Company's consolidated statements of operations as "exit or disposal activities." The following is a reconciliation of the beginning and ending balances of accrued exit or disposal activities:

Accrued exit or disposal costs at December 28, 2008	$842,493
Costs incurred and charged to expense	1,850,774
Payments	(502,231)
Amortization of sublease liability	(52,373)

Accrued exit or disposal costs at December 29, 2009	2,138,663
Costs incurred and charged to expense	863,034
Payments	(535,285)
Amortization of sublease liability	(133,195)

Accrued exit or disposal costs at December 28, 2010	$2,333,218

5. Property and equipment

        Property and equipment, including that under capital leases (Note 10), consisted of the following:

	December 28, 2010	December 29, 2009
Land	$18,000	$18,000
Buildings	35,357,007	31,311,399
Leasehold improvements	9,720,091	9,444,418
Equipment and furniture	33,740,408	33,536,306
Construction-in-progress *	92,151	108,868

	78,927,657	74,418,991
Less accumulated depreciation	(28,774,481)	(23,082,577)

	$50,153,176	$51,336,414

*
Construction-in-progress includes the following approximate amounts for items yet to be placed in service:

	December 28,2010	December 29, 2009
Prototype/Leasehold improvements for future locations	$92,000	$96,400
Equipment at current locations	—	$12,400

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Intangible and other assets

        Intangible assets and other assets consisted of the following:

	December 28, 2010	December 29, 2009
Intangible assets:
Liquor licenses	$760,865	$760,865
Trademarks	196,064	160,193
Other:
Deferred loan costs	380,646	386,083
Security deposits	224,846	233,146

	1,562,421	1,540,287
Less accumulated amortization	(423,811)	(297,526)

	$1,138,610	$1,242,761

        Management expects to incur $19,482 of amortization expense in 2011, $11,891 in 2012, $10,322 in each of 2013 and 2014 and $10,287 in 2015.

7. Accrued expenses

        Accrued expenses consisted of the following:

	December 28, 2010	December 29, 2009
Payroll and related	$1,867,657	$1,863,688
Deferred revenue from gift card sales, net	2,843,396	2,304,312
Sales taxes payable	540,837	606,051
Interest	352,208	269,076
Real estate taxes	526,260	580,879
Deferred registration costs	157,360	172,179
Other	496,824	503,868

	$6,784,542	$6,300,053

8. Deferred rent

        Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net. This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

        Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the "build out" or "rent-holiday" period. Deferred rent also includes amounts certain of the Company's landlords agreed to defer for specified periods of time as well as amounts the Company withheld from certain of its landlords during rent negotiations. The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions. Contingent rent expense, which is based on a percentage of revenue, is also

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Deferred rent (Continued)

recorded to the extent it exceeds minimum base rent per the lease agreement. Deferred rent consisted of the following:

	December 28, 2010	December 29, 2009
Difference between minimum rent and straight-line rent	$3,988,753	$3,251,235
Deferred rent*, net of $134,615 warrant value	1,244,216	1,140,843
Contingent rent expected to exceed minimum rent	41,641	63,617
Tenant improvement allowance	268,889	298,889

	$5,543,499	$4,754,584

*
Of this amount, payments were made in January 2011 of approximately $50,000 to DCM, the Company's primary landlord, and approximately $674,788 to the mall owners of the Ft. Wayne, Indiana, Toledo, Ohio and Rogers, Arkansas properties (Note 16).

9. Long-term debt

        As of December 28, 2010, the Company had two long-term loans outstanding with First National Bank ("FNB"), an independent financial institution in Pierre, South Dakota, the proceeds of which the Company used to purchase assets at its Fargo, North Dakota and Davenport, Iowa restaurants. These loans are secured by the tangible personal property and fixtures at the respective locations and are guaranteed by Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors. The loan, which is secured by the personal property and fixtures at the Davenport restaurant, was paid in full in January 2011.

        In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000. The note was issued to secure the liquor license for the Company's restaurant located in South Bend, Indiana.

        In March 2009, the Company entered into a bridge loan agreement with Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony"), a group of accredited investors. A former director of the Company, Eugene E. McGowan, is a member of, and has a beneficial interest in Harmony. The bridge loan was funded to the extent of $800,000 on March 30, 2009 and is evidenced by notes bearing interest at 9.0% per annum. In addition, the Company issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share. The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to the Company's Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant. Up to 20% of each bridge note may be converted into common stock at a conversion price equal to $3.00 per share. The Company may repay all or part of this indebtedness using proceeds from the above-described stock purchase agreement with CDP, subject to shareholder approval of the stock purchase agreement and the related stock issuance (Note 16).

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term debt (Continued)

        As of December 28, 2010 and December 29, 2009, the balances, interest rates and maturity dates of the Company's long-term debt were as follows:

	December 28, 2010	December 29, 2009
Des Moines (FNB)
Balance	$—	$94,865
Annual interest rate	N/A	5.50%
Maturity date	N/A	8/27/2010
Davenport (FNB)
Balance	$11,896	$148,828
Annual interest rate	5.50%	10.25%
Maturity date	1/6/2011	1/6/2011
Fargo (FNB)
Balance	$1,129,883	$1,187,349
Annual interest rate	8.75%	8.75%
Maturity date	8/15/2011	8/15/2011
South Bend (Liquor license)
Balance	$242,029	$245,640
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023
Harmony (Bridge loan)
Balance	$748,479	$856,479
Annual interest rate	9.00%	9.00%
Maturity date	12/1/2011	12/1/2011

        Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2011	$1,975,682
2012	84,319
2013	89,610
2014	95,236
2015	68,644
Thereafter	218,771

$2,532,262

        The foregoing table includes the promissory note entered into regarding the Rogers, Arkansas property subsequent to December 28, 2010 (Note 16). During the years ended December 28, 2010 and December 29, 2009, the Company incurred $174,150 and $264,716, respectively, in interest expense related to long-term debt.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Leases

Capital leases

        As of December 28, 2010, the Company operated 21 restaurants under capital lease agreements, of which one expires in 2020, three in 2023, five in 2024, two in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods. Nineteen of these lease agreements originated with the Dunham landlords. Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales. At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

        During the second half of fiscal year 2010, the Company entered into amendments to 11 of the Company's leases with the Dunham landlords, changing the rental amount and extending the term of each lease. The amended terms caused the classification of six such leases to change from operating to capital (included above) and five such leases were, and continue to be, capital leases. As a result of these amendments, the Company recorded additional assets and capital lease liabilities of approximately $5.8 million in the aggregate. Such assets and liabilities were each reduced by a write off of approximately $1.7 million of deferred gain related to these properties.

        In fiscal year 2011, the Company entered into amendments to two additional leases. The amended terms of the lease caused the classification of each to change from operating to capital. As a result of these amendments, the Company will record additional assets and liabilities of approximately $3.2 million in the aggregate. Additionally, the Company is in negotiation to purchase the property improvements at two locations.

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

        In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan. However, in February 2009, the Company decided not to build on that site, and as part of an agreement with the Dunham Entities, the Company will reimburse DCM for any out-of-pocket expenses incurred less net proceeds from the sale of the real estate or lease income associated with the site (Note 4). The Company has agreed to purchase the Troy property, together with all plans, permits and related assets associated with the property, from DCM for approximately $2.6 million, subject to closing the CDP transaction (Note 16).

        As of December 28, 2010, the Company leased equipment at three of its restaurants pursuant to a lease agreement with Carlton Financial Corporation ("Carlton"). The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million, the annual interest rate on each ranges from 12.9% to 19.6% and the leases will expire in October 2012. The Company may purchase Carlton's interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment. Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, was required to personally guarantee

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Leases (Continued)

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

        Included in property and equipment as of December 28, 2010 and December 29, 2009 are the following assets held under capital leases:

	December 28, 2010	December 29, 2009
Land	$18,000	$18,000
Building	36,392,273	31,311,398
Equipment and leasehold improvements	3,365,588	3,365,588

	39,775,861	34,694,986
Less accumulated depreciation	(9,578,404)	(7,374,244)

	$30,197,457	$27,320,742

        Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company's statements of operations.

Operating leases

        The land portions of the 21 property leases referenced above, 19 lease agreements of which originated with the Dunham landlords, are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, as of December 28, 2010, the Company has obligations under the following operating leases:

        The Company operates three restaurants under operating lease agreements with the Dunham landlords. Each lease expires in 2018 and has renewable options for additional periods. Scheduled rent increases during the initial term are recognized on a straight-line basis. In fiscal year 2011, the Company entered into amendment to two of these leases with terms that will cause them to be classified as capital leases. Pursuant to the amendments, one such lease will expire in 2022 and the other will expire in 2023.

        In January 2001, the Company entered into a 20-year operating lease for the land upon which the Company built its Fargo, North Dakota restaurant. Under the lease terms, the Company is obligated to annual rent of $72,000 plus percentage rent based upon restaurant sales.

        In August 2005, the Company entered into a 38-month lease agreement for office space for its corporate offices. The lease commenced October 1, 2005 with scheduled annual increases throughout the term of the lease. In November 2007 and again in December 2009, the Company entered into amendments to such lease to include additional space and rent reduction. Pursuant to the amended lease, which expires in November 2011, annual rent is $92,665. Scheduled rent increases have been recognized on a straight-line basis over the term of the lease.

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

        Minimum future lease payments under all capital and operating leases, including all lease amendments executed subsequent to December 28, 2010 (Note 16), are as follows:

Year ending:	Capital Leases	Operating Leases
2011	$5,491,837	$4,831,790
2012	5,093,882	4,049,850
2013	5,002,475	4,109,454
2014	5,083,169	4,160,753
2015	5,018,204	4,209,044
Thereafter	57,746,184	43,096,845

Total minimum lease payments	83,435,750	$64,457,736

Less amount representing interest	(46,854,949)

Present value of net minimum lease payments	36,580,801
Less current portion	(1,282,894)

Long-term portion of obligations	$35,297,907

        Rental expense for the years ended December 28, 2010 and December 29, 2009 on all operating leases was $5,746,669 and $4,443,652, respectively. Included in rent expense at December 28, 2010 and December 29, 2009, was $66,103 and $49,434, respectively, of contingent rent expense based on revenue.

        At December 28, 2010, the annual implicit interest rates on the land and building leases were between 6.9% and 21.9%. The annual interest rates on the equipment leases were between 11.9% and 19.6%. The average interest rate on the building capital leases was 12.2%. Interest expense on these leases was $3,389,666 and $5,132,891for the years ending December 28, 2010 and December 29, 2009, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant sales.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes

        The income tax provision allocated to continuing operations consists of the following:

	Year Ended
	December 28, 2010	December 29, 2009
Deferred income taxes:
Federal	$1,809,725	$4,039,829
State	110,882	(84,493)

Deferred income tax benefit	1,920,608	3,955,336

Net change to valuation allowance	(1,920,608)	(3,955,336)

Total income tax provision	$—	$—

        A reconciliation of the income tax provision at the statutory rate with actual taxes provided on loss from continuing operations is as follows:

	2010	2009
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	3.8%	4.4%
Share-based compensation	-3.2%	-0.4%
All others, net	-2.1%	-1.5%
U.S. business tax credits	9.9%	4.6%
Valuation allowance	-42.4%	-41.1%

Taxes provided	0.0%	0.0%

        Temporary differences giving rise to the deferred tax asset consist primarily of the excess of share-based compensation for financial reporting purposes over the amount for tax purposes, deferred rent expensed for financial reporting purposes but expensed when paid for tax purposes, other future deductible items expensed for financial reporting purposes but expensed when paid for tax purposes, general business credit carryforwards and net operating loss carryforwards. Temporary differences giving rise to the deferred tax liability consist primarily of depreciation expense for tax purposes over the amount for financial reporting purposes, the excess of amortization expense for tax purposes over the amount for financial reporting purposes and small wares capitalized for financial reporting purposes but expensed for tax purposes.

        For income tax return purposes, the Company had federal net operating loss carryforwards of approximately $36,335,000 and $36,399,000 as of December 28, 2010, and December 29, 2009, respectively. The Company also had federal general business credit carryforwards of approximately $4,146,000 and $3,461,000, respectively. These carryforwards are limited due to a change in control of the Company during 2009 and, if not used, portions of these carryforwards will begin to expire in 2020. As a result of these limitations, the carryforwards for federal net operating losses, credits, and other items is limited to approximately $9,581,000 and $8,810,000 as of December 28, 2010, and December 29, 2009, respectively.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes (Continued)

        Deferred taxes were calculated using enacted tax rates of 34% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state. For the year ended December 28, 2010, the state estimate was 5.8%.

        The components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 28, 2010	December 29, 2009
Deferred tax assets:
Share-based compensation	$980,758	$892,734
Net operating loss carryforwards	13,787,918	13,731,625
General business credit carryforwards	4,146,247	3,460,766
Deferred rent payable	1,783,834	1,481,807
Other future deductible items	1,226,614	1,153,373

	21,925,371	20,720,305

Deferred tax liabilities:
Amortization	(36,938)	(73,280)
Property and equipment	(333,659)	(1,014,961)
Small wares	(667,912)	(665,809)

	(1,038,509)	(1,754,050)

Net deferred tax assets	20,886,862	18,966,255
Valuation allowance	(20,886,862)	(18,966,255)

Net deferred tax assets net of valuation allowance	$—	$—

        The Company has determined, based upon its history, that it is probable that future taxable income may be insufficient to fully realize the benefits of the net operating loss carryforwards and other deferred tax assets. As such, the Company has determined that a full valuation allowance is needed at this time.

12. Commitments and contingencies

Litigation

        From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is management's opinion, based upon the information available as of February 28, 2011, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

Employment agreements

        The Company has entered into employment agreements with Steven J. Wagenheim, its president and chief executive officer; James G. Gilbertson, its chief financial officer; and Darius H. Gilanfar, its

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and contingencies (Continued)

chief operating officer, providing for their employment on an at-will basis. Each agreement, as amended in June 2010, provides that the executive will have employment through October 6, 2012. Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term. Each employment agreement is automatically extended for a one-year term unless either the Company or the executive gives at least 60 days' notice to the other of an intent not to extend. If the Company elects not to extend the executive's employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive's employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term. The agreements also provide for a base annual salary which may be increased by the Company's board of directors, incentive compensation as determined by the Company's compensation committee from time to time, and participation in the Company's other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of the Company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter. As of February 25, 2011, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

Related party guarantees

        One of the Company's directors and one former director have personally guaranteed certain of the Company's leases and loan agreements. The Company's board of directors has agreed to compensate Steven J. Wagenheim, the Company's president, chief executive officer and one of its directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006. The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balances of the obligation at the end of each monthly accounting period. During fiscal years 2010 and 2009, the Company recorded $31,509 and $56,880 of such compensation in general and administrative expense, respectively, and paid $113,163 and $25,000 of such compensation, respectively.

        In December 2007, the Company entered into an Equipment Lease Commitment and Master Equipment Lease with DHW, relating to the lease of furniture, fixtures and equipment for current and future restaurants. Mr. Wagenheim had a 10.2% interest in DHW and personally guaranteed 20% of DHW's indebtedness to its lenders. However, he was not entitled to receive from DHW cash distributions from its operations, or the sale, disposition or financing of its assets, or any other form of fee, dividend, charges or distribution from DHW arising out of his ownership interest in DHW or his guaranty of its debt. Concurrent with the Company's entry into the Debt Conversion Transaction in October 2009, an agreement was reached among the members of DHW for the termination of Mr. Wagenheim's interest in DHW. He is no longer obligated to guaranty any of DHW's obligations to banks. Mr. Wagenheim is not entitled to receive any of the shares of common stock issued to DHW or any other benefit from the Debt Conversion Transaction. Furthermore, Mr. Wagenheim did not receive

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and contingencies (Continued)

a guarantee fee or other payment from the Company in connection with the equipment lease financing from DHW.

Development agreement

        In April 2008, the Company entered into a development agreement with United Properties Investment LLC ("United Properties") for the development of up to 22 restaurants to be built between 2009 and 2012. United Properties will be responsible for all costs related to the land and building of each restaurant. The development agreement provides for a cooperative process between United Properties and the Company's management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved. The annual lease rate for fee-simple land and building developments will be 9.5% and the Company will have the right of first offer to purchase these restaurants. Additionally, in the event United Properties sells one of the buildings that it develops for the Company at an amount in excess of the threshold agreed to by the parties in the agreement, then the Company will share in the profits of that sale. The Company assumes no liability in the event United Properties sells a building at a loss. The Company is not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect. The Company can, however, use another developer if United Properties declines to build a particular restaurant. The Company currently has no sites under development, but is beginning to review a variety of locations in anticipation of closing the CDP transaction.

Purchase Commitments

        The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 28, 2010, the Company's future obligations under such contracts aggregated approximately $1.2 million.

13. Common stock warrants

        In October 2005, the Company entered into a securities purchase agreement with certain accredited investors for the sale of approximately $5.34 million of common stock and warrants. Under this agreement, the Company issued five-year warrants for the purchase of 36,960 shares of common stock at an exercise price of $39.00 per share to such investors and five-year warrants for the purchase of 9,239 shares of common stock at an exercise price of $39.00 per share to the Company's placement agent. Such warrant agreements with the investors and placement agent for this transaction contain certain anti-dilution provisions. Pursuant to these provisions, the number of shares purchasable upon exercise of these warrants and the related purchase price both required adjustment upon the issuance of warrants in the first quarter of 2009, at an exercise price less than the thresholds set forth in the security purchase agreement. The exercise price of each existing warrant was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance of warrants, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the closing price of the Company's common stock on the closing date of this securities purchase agreement; and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued. As a result of the issuance of common stock in

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Common stock warrants (Continued)

October 2009 at a price per share less than the thresholds set forth in the security purchase agreement, further anti-dilution adjustments were required. As a result of these adjustments, the number of shares purchasable under these warrants at October 21, 2010 was 110,956 and the exercise price was $16.24 per share. On October 21, 2010, all such warrants expired unexercised.

        During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company's common stock to such landlords. The aggregate number of shares underlying such warrants was 201,028 and the weighted average exercise price was $1.60 per share. Pursuant to the provisions of such agreements, the number of shares purchasable upon exercise of these warrants issued prior to March 30, 2009 and the related purchase price both required adjustment upon the issuance of warrants on such date, at an exercise price less than the thresholds set forth in the agreement. The exercise price of each warrant issued prior to March 30, 2009 was multiplied by a fraction, the numerator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance of warrants, plus the number of shares of common stock which the offering price for such shares of common stock would purchase at the warrant exercise price in effect immediately prior to such issuance; and the denominator of which was the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of such new securities so issued. As a result of these adjustments, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price was $1.60 per share. In June 2010, a warrant for the purchase of 1,678 shares was exercised at an exercise price of $1.58 per share. As of December 28, 2010, warrants for the purchase of 199,447 shares remained unexercised.

        Pursuant to the Harmony bridge loan agreement entered into in March 2009, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share. Such warrants became exercisable September 30, 2009, and remained unexercised at December 28, 2010.

        As of December 28, 2010, warrants for the purchase of an aggregate of 252,779 shares of common stock were outstanding and exercisable. The weighted average exercise price of such warrants was $1.58 per share.

        A summary of the status of the Company's stock warrants is presented in the table below:

	Number of common stock shares	Weighted average exercise price per share	Warrants exercisable
Outstanding December 30, 2008	242,296	$31.74	242,296

Issued	254,457	1.58
Anti-dilution adjustments	265,639	N/A
Expired	(396,979)	14.82

Outstanding December 29, 2009	365,413	16.24	365,413

Exercised	(1,678)	$1.58
Expired	(110,956)	16.24

Outstanding December 28, 2010	252,779	$1.58	252,779

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock option plans

        In July 1997, the Company adopted the 1997 Stock Option Plan for employees and non-employees, including consultants to the Company, to purchase the Company's common stock at an exercise price that equals or exceeds the fair market value on the date of grant. As of December 28, 2010, no options to purchase common stock were outstanding under the plan, which expired July 28, 2007.

        As of December 28, 2010, options to purchase 7,500 shares of common stock were outstanding under the 1997 Director Stock Option Plan, which expired July 29, 2007. All such options are fully vested and exercisable for five years from the date of grant. On May 2, 2007, the Company's board of directors agreed that until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 2,500 shares of common stock per year, exercisable for a period of ten years, should be made to each non-employee director on the anniversary of his election to the board under the 2002 Equity Incentive Plan. In May 2010, the Company's board of directors agreed to increase such annual issuance to non-employee directors from 2,500 to 5,000 shares of common stock.

        In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, for employees, prospective employees, officers and members of the Company's board of directors, as well as consultants and advisors to the Company, to purchase shares of the Company's common stock at an exercise price that equals or exceeds the fair market value on the date of grant. The number of shares authorized for issuance as of December 28, 2010 was 1,125,000. As of December 28, 2010, there were options outstanding under the plan for the purchase of 1,106,390 shares. Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

        A summary of the status of the Company's stock options as of December 28, 2010 and December 29, 2009 and changes during the years ending on those dates is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 30, 2008	364,689	$21.60	6.2 years
Granted	127,721	1.36	9.2 years
Exercised	—	—
Forfeited	(98,391)	17.49

Outstanding at December 29, 2009	394,019	$16.07	6.6 years	$78,467
Granted	823,496	2.15	9.6 years
Exercised	—	—
Forfeited	(96,126)	12.14

Outstanding at December 28, 2010	1,121,389	$6.19	8.5 years	$68,433
Options exercisable at December 29, 2009	198,659	$23.01	5.2 years
Options exercisable at December 28, 2010	364,109	$13.87	6.7 years	$19,833
Weighted-average fair value of options granted during 2010	$1.89

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock option plans (Continued)

        The following table presents additional information regarding options granted and exercised:

	Year Ended December 28, 2010	Year Ended December 29, 2009
Weighted average fair value of stock options granted	$1.89	$1.11
Intrinsic value of stock options exercised	N/A	N/A
Fair value of stock options vested during the year	$821,329	$422,652

        The intrinsic value of stock options outstanding at December 28, 2010 and December 29, 2009 was $68,433 and $78,467, respectively. Aggregate intrinsic value is the difference between the closing price of the Company's stock on December 28, 2010 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their in-the-money options on December 28, 2010. As of December 28, 2010, there was approximately $1,099,794 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $696,805 is expected to be recognized in fiscal year 2011, $294,274 in fiscal year 2012, $98,504 in fiscal year 2013 and $10,211 in fiscal year 2014.

        The following table summarizes information about stock options outstanding at December 28, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 1.00 - $ 6.00	902,613	9.4 years	$2.10	169,849	$2.12
$ 6.01 - $12.00	19,164	6.1 years	$10.51	11,246	$10.47
$12.01 - $18.00	35,824	5.2 years	$14.01	23,393	$14.50
$18.01 - $24.00	52,830	5.0 years	$21.84	52,830	$21.84
$24.01 - $30.00	67,964	4.9 years	$25.70	63,797	$25.73
$30.01 - $36.00	26,328	1.5 years	$31.11	26,328	$31.11
$36.01 - $42.00	16,666	6.3 years	$37.20	16,666	$37.20

Total	1,121,389	8.5 years	$6.19	364,109	$13.87

        On February 9, 2011, the Company announced its intention to seek shareholder approval for a one-time stock option exchange program for employees under its Equity Incentive Plan (Note 16). If the program is approved, employees will be permitted to exchange their outstanding options with exercise prices in excess of $6.00 per share for new options for the purchase of the same number of shares of common stock at an exercise price of $2.00 per share. If all eligible options are exchanged, the weighted average exercise price of outstanding options would be approximately $2.55 per share.

15. Retirement plan

        The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code. The Plan is voluntary and is provided to all employees who meet the eligibility requirements. A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits. Beginning in fiscal year 2009, the Company elected to match 10% of such contributions up to

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement plan (Continued)

6% of the participant's compensation. As of December 28, 2010 and December 29, 2009, the Company had contributed $13,789 and $12,761 in the aggregate, respectively, under the plan.

16. Subsequent events

Lease agreements

        On December 30, 2010, the Company entered into rental abatement and amendment agreements concerning its restaurants in Toledo, Ohio and Ft. Wayne, Indiana. Pursuant to the agreements, the rental amounts for each lease have been reduced through 2018 and the Company paid $515,713 of rents withheld during negotiations in 2009 and 2010. The changes in the terms of these amendments cause the classification of the leases to change from operating to capital. Pursuant to the terms of the lease amendments, the Company will record additional assets and liabilities of approximately $3.2 million in the aggregate.

        On December 30, 2010, the Company entered into lease termination and amendment agreements regarding its Rogers, Arkansas property. The lease termination agreement with the mall owner required the Company to pay $159,075 in cash and $400,000 payable under a five-year promissory note bearing 6% annual interest. Pursuant to this termination agreement, the Company will incur no further costs associated with the property and will relinquish all equipment at the site. The Company entered into a lease amendment with Dunham, whereby it will pay $81,000 annually for 20 years to offset the property development costs. All such payments will be recorded as exit and disposal activities. The Company will write off all remaining assets and deferred rents related to the Rogers property and adjust the accrued exit liability to reflect the present value of the future minimum payments due under the termination and amendment agreements. As such, the Company will record a reduction of assets of approximately $545,000, a reduction of liabilities of approximately $713,000 and income of approximately $168,000.

Proposed issuance of preferred stock and proposed repurchase of common stock

        On February 8, 2011, the Company entered into agreements with CDP and DHW for transactions, subject to obtaining shareholder approval, intended to improve the Company's capital position and provide financing for future growth. As a part of the transactions, the Company has entered into a stock purchase agreement with CDP for the sale of 3,000,000 shares of convertible preferred stock for $9.0 million, each share of which will be convertible into two shares of the Company's common stock, equivalent to a conversion price of $1.50 per share. The new preferred stock will carry a dividend rate of 9% per annum through December 31, 2013, which will be paid 4.5% in cash and 4.5% in the form of newly issued common stock. CDP will become the Company's largest shareholder as a result of this transaction. The sale of the preferred stock is subject to certain conditions, including a requirement that the Company obtains a $10.0 million credit facility. The Company has also entered into a stock repurchase agreement with DHW, its current largest shareholder, to repurchase 3,000,000 shares of its outstanding common stock using $7.05 million of the proceeds from the stock purchase agreement referenced above. The remaining proceeds may be used to repay certain indebtedness. In addition, the Company has also entered into separate agreements with DCM, relating to the restructuring of existing leases to provide significant rent reductions and for options to purchase certain restaurant lease interests, and for the purchase of a certain parcel of developable property in Troy, Michigan where the Company has a previous obligation to offset any carrying costs and other cost offsets to DCM.

        The Company's board of directors has called a special meeting, of shareholders to consider and vote upon, among other items, a proposal to approve the stock purchase agreement and proposed sale

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Subsequent events (Continued)

of preferred stock to CDP, which (1) would result in a change in control of the Company under applicable NASDAQ Listing Rules and require shareholder approval and (2) would result in the issuance of securities convertible into more than 20% of the Company's common stock outstanding prior to the issuance of the preferred stock at a price that may be less than the greater of book or market value of the Company's common stock, which also requires shareholder approval under applicable NASDAQ Listing Rules. At the special meeting, the Company will also ask shareholders to vote on the stock repurchase agreement and the related stock repurchase.

Consulting agreement

        On January 12, 2011, the Company entered into an engagement agreement with CDP Management Partners, LLC ("CDP Management"), a 50% owner of CDP, pursuant to which CDP Management will act as an operating consultant to the Company in connection with planning and executing a management strategy to ensure the growth stability of the Company prior to the closing on the issuance of preferred stock to CDP. This engagement provides for the management services of CDP Management co-owners, Robert J. Doran and Dean S. Oakey, for the period of time commencing January 10, 2011 through the date of the shareholder vote on the proposed stock purchase agreement with CDP and stock repurchase agreement with DHW. For CDP Management's services, the Company has agreed to pay a fee of $7,500 per week. In addition, the Company has agreed to reimburse CDP Management for its reasonable third-party out-of-pocket expenses, not to exceed $6,000 per month.

Issuance of common stock

        Subsequent to December 28, 2010, the Company issued 21,109 shares of its common stock upon the exercise of options and warrants. The exercise price of such options and warrants ranged from $1.08 to $2.34 per share.

        On February 9, 2011, the Company announced its intention to seek shareholder approval for a one-time stock option exchange program for employees under its Equity Incentive Plan. Such program would permit the exchange of outstanding options held by employees for the purchase of 193,778 shares of common stock with exercise prices in excess of $6.00 per share for new options for the purchase of the same number of shares of common stock at an exercise price of $2.00 per share. The new options will vest in full on December 28, 2011, one year following the date of approval of the option exchange program by the Company.

Purchase agreement for Troy

        On February 18, 2011, the Company entered into a real estate purchase agreement to purchase an approximately two-acre site in Troy, Michigan, together with all plans, permits and related assets associated with the property, from DCM for the sum of approximately $2.6 million. The Company entered into this agreement in connection with the stock purchase agreement and stock repurchase agreement transactions described above. Pursuant to this agreement, the Company agreed to pay for the closing costs of the real estate transaction and to accept the property in "As Is" condition. In addition, the Company's obligation to close on the real estate transaction is contingent on (i) closing the CDP transaction, and (ii) the removal or waiver of certain repurchase rights granted to the developer that originally sold the property to DCM.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to our Current Report on Form 8-K, filed on August 31, 2010 (File No. 000-29643)).
3.2	Amended and Restated By-laws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
10.1	Granite City Food & Brewery Ltd. 1997 Director Stock Option Plan, as amended effective November 27, 2007 (incorporated by reference to our Annual Report on Form 10-K, filed on March 10, 2008 (File No. 000-29643)).
10.2	Granite City Food & Brewery Ltd. Amended and Restated Equity Incentive Plan, effective June 17, 2010 (incorporated by reference to our Definitive Proxy Statement filed on July 21, 2010 (File No. 000-29643)).
10.3	Form of Non-Qualified Stock Option Agreement between the Registrant and certain employees of the Registrant, dated December 27, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).
10.4	Form of Stock Option Agreement under the Registrant's 1997 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.5	Form of Employee Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.6	Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).
10.7	Form of Director Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed on March 10, 2008 (File No. 000-29643)).
10.8	Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated June 15, 2005 (incorporated by reference to our Current Report on Form 8-K/A, filed on June 16, 2005 (File No. 000-29643)).
10.9	Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated November 29, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on November 29, 2007 (File No. 000-29643)).
10.10	Amendment No. 1 to Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated December 29, 2009 (incorporated by reference to our Annual Report on Form 10-K, filed on March 19, 2009 (File No. 000-29643)).
10.11	Amendment No. 1 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated December 29, 2009 (incorporated by reference to our Annual Report on Form 10-K, filed on March 19, 2009 (File No. 000-29643)).

Exhibit Number	Description
10.12	Amendment No. 2 to Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).
10.13	Amendment No. 2 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).
10.14	Amendment No. 3 to Executive Employment Agreement by and between the Company and Steven J. Wagenheim, dated June 17, 2010 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 10, 2010 (File No. 000-29643)).
10.15	Amendment No. 3 to Executive Employment Agreement by and between the Company and James G. Gilbertson, dated June 17, 2010 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 10, 2010 (File No. 000-29643)).
10.16	Amended and Restated Employment and Severance Agreement by and between the Company and Darius H. Gilanfar, dated August 9, 2010 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 10, 2010 (File No. 000-29643)).
10.17	Loan Agreement by and between the Registrant and First National Bank, Pierre, South Dakota, dated July 19, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 000-29643)).
10.18	Agreement Concerning Guaranty by and between the Registrant and Steven Wagenheim, Arthur E. Pew III and William Burdick, dated July 17, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 9, 2001 (File No. 000-29643)).
10.19	Development Agreement between Donald A. Dunham, Jr. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).
10.20	Assignment Agreement among Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated October 22, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).
10.21	Correspondence from Dunham Capital Management, L.L.C. to the Registrant, dated March 17, 2003 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).
10.22	Loan Agreement between the Registrant and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).
10.23	Term Note for the principal sum of $750,000 issued by the Registrant, Maker, to First National Bank, Payee, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).
10.24	Security Agreement between the Registrant and First National Bank, dated August 28, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 2003 (File No. 000-29643)).
10.25	Lease—Business Property Agreement between the Registrant and Ellsworth Development Corp., dated December 13, 2004 (incorporated by reference to our Current Report on Form 8-K, filed on December 14, 2004 (File No. 000-29643)).

Exhibit Number	Description
10.26	Master Lease Agreement by and between the Registrant and Carlton Financial Corporation, dated August 16, 2006 (including lease schedule and form of first amendment thereto) (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
10.27	Interim Funding Agreement by and between the Registrant and Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
10.28	Guaranty from Steven J. Wagenheim to Carlton Financial Corporation, dated August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
10.29	First Amendment to Loan Agreement by and between First National Bank and the Registrant, effective August 16, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on August 22, 2006 (File No. 000-29643)).
10.30	Amendment to Development Agreement by and between Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).
10.31	Development Agreement between United Properties Investment LLC and the Registrant, dated April 30, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 5, 2008 (File No. 000-29643)).
10.32	Master Agreement by and between Dunham Capital Management, L.L.C., DHW Leasing, L.L.C., and Dunham Equity Management, L.L.C., and the Registrant, dated February 7, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on February 12, 2009 (File No. 000-29643)).
10.33	Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.34	Security Agreement by and among the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.35	Leasehold 180-Day Redemption Mortgage and Security Agreement and Fixture Filing Statement by Granite City Restaurant Operations, Inc. as debtor in favor of Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.36	Patent and Trademark Security Agreement by and between the Registrant and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.37	IP Agreement by and between the Registrant and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.38	Amendment No. 1 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., including the Amended Forms of Note and Warrant, dated April 22, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on May 6, 2009 (File No. 000-29643)).

Exhibit Number	Description
10.39	Amendment No. 2 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on May 6, 2009 (File No. 000-29643)).
10.40	Amendment No. 3 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated May 29, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2009 (File No. 000-29643)).
10.41	Amendment No. 4 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated August 10, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 14, 2009 (File No. 000-29643)).
10.42	Amendment No. 5 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C. dated September 30, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.43	Amendment No. 6 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C. dated October 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (File No. 000-29643)).
10.44	Amendment No. 7 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C. dated December 16, 2009 (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2009 (File No. 000-29643)).
10.45	Debt Conversion Agreement between the Registrant and DHW Leasing, L.L.C., dated September 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed on September 22, 2009 (File No. 000-29643)).
10.46	Amendment No. 1 to Master Agreement by and between Dunham Capital Management, L.L.C., DHW Leasing, L.L.C., Dunham Equity Management, L.L.C. and the Registrant, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.47	Registration Rights Agreement by and between the Registrant and DHW Leasing, L.L.C., dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.48	Waiver of Default regarding Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc., Harmony Equity Income Fund I, L.L.C. and Harmony Equity Income Fund II, L.L.C, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.49	Master Amendment to Leases by and among GC Omaha Limited Partnership, Dunham Capital Management, L.L.C., GC Rosedale, L.L.C., GC Lincoln Limited Partnership, GC Olathe Limited Partnership, GC Eagan Limited Partnership, GC Cedar Rapids/Davenport Limited Partnership, GC Des Moines Limited Partnership, GC Holdings Limited Partnership, GC Wichita Limited Partnership, and the Registrant, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

Exhibit Number	Description
10.50	Termination of Equipment Lease and Bill of Sale by and between the Registrant and DHW Leasing, L.L.C., dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.51	Loan Agreement by and between the Registrant, First Midwest Bank, Dunham Capital Management, L.L.C., and Donald Dunham, Jr., dated August 31, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 9, 2010 (File No. 000-29643)).
10.52	Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated February 8, 2011(incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).
10.53	Stock Repurchase Agreement by and between DHW Leasing, L.L.C, Donald A. Dunham, Jr., Christine Dunham, Charles T. Hey, Dunham Capital Management, L.L.C., Concept Development Partners LLC and the Registrant, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).
10.54	Voting Agreement and Irrevocable Proxy between DHW Leasing, LLC, Concept Development Partners LLC, and certain shareholders listed on Schedule A thereto, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).
10.55	Lease Restructuring and Option Agreement by and between Dunham Capital Management, L.L.C., GC Rosedale, L.L.C and the Registrant, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).
10.56	Troy, Michigan Purchase Agreement by and between Dunham Capital Management, L.L.C. and the Registrant, dated February 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2011 (File No. 000-29643)).
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on Signatures page).
31.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Steven J. Wagenheim, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.