Form 10-Q
period 2011-03-29
GRANITE CITY FOOD & BREWERY LTD
filed 2011-05-06
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2011

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

As of May 3, 2011, the issuer had outstanding 7,395,702 shares of common stock.

i

PART I          FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29,	December 28,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$1,431,259	$3,104,320
Inventory	905,630	896,100
Prepaids and other	561,565	816,607
Total current assets	2,898,454	4,817,027
Deferred transaction costs	927,435	108,344
Prepaid rent, net of current portion	246,550	245,904
Property and equipment, net	50,001,264	50,153,176
Intangible and other assets	1,139,366	1,138,610
Total assets	$55,213,069	$56,463,061
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,637,277	$2,513,677
Accrued expenses	5,647,858	6,784,542
Accrued exit or disposal activities, current portion	740,100	139,314
Deferred rent, current portion	1,074,287	1,410,828
Deferred gain, current portion	30,516	51,532
Long-term debt, current portion	1,883,688	1,894,195
Capital lease obligations, current portion	1,180,350	1,220,049
Total current liabilities	13,194,076	14,014,137
Accrued exit or disposal activities, net of current portion	—	2,193,904
Deferred rent, net of current portion	3,069,951	4,132,671
Deferred gain, net of current portion	205,982	327,044
Long-term debt, net of current portion	2,791,358	227,268
Capital lease obligations, net of current portion	32,159,945	32,110,970
Total liabilities	51,421,312	53,005,994
Shareholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized; 7,395,367 and 7,367,895 shares issued and outstanding at 3/29/11 and 12/28/10, respectively	73,954	73,679
Preferred stock, $0.01 par value, 10,000,000 shares authorized	—	—
Additional paid-in capital	59,484,727	59,062,891
Accumulated deficit	(55,766,924)	(55,679,503)
Total shareholders’ equity	3,791,757	3,457,067
Total liabilities and shareholders’ equity	$55,213,069	$56,463,061

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2011	2010

Restaurant revenue	$23,093,632	$22,239,363

Cost of sales:
Food, beverage and retail	6,175,056	6,086,246
Labor	8,056,045	7,692,523
Direct restaurant operating	3,351,559	3,227,571
Occupancy	1,495,394	2,169,712
Total cost of sales	19,078,054	19,176,052

General and administrative	1,813,606	1,556,003
Depreciation and amortization	1,525,001	1,476,976
Exit or disposal activities	(191,477)	131,601
Gain on disposal of assets	(82,947)	(48,523)
Operating income (loss)	951,395	(52,746)

Interest:
Income	1,461	299
Expense	(1,040,277)	(839,385)
Net interest expense	(1,038,816)	(839,086)

Net loss	$(87,421)	$(891,832)

Loss per common share, basic	$(0.01)	$(0.12)

Weighted average shares outstanding, basic	7,383,744	7,366,217

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(87,421)	$(891,832)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,519,705	1,435,377
Amortization of deferred gain	(7,629)	(62,986)
Other amortization	5,296	41,599
Stock warrant/option expense	181,670	45,579
Non-cash interest expense	6,591	6,604
(Gain) loss on disposal of assets	(75,318)	14,463
(Gain) loss on exit or disposal activities	(247,177)	10,159
Deferred rent	(1,021,821)	455,429
Changes in operating assets and liabilities:
Inventory	(9,530)	(57,677)
Prepaids and other	254,396	177,253
Accounts payable	(134,489)	120,827
Accrued expenses	(1,051,553)	(991,118)
Net cash (used in) provided by operating activities	(667,280)	303,677

Cash flows from investing activities:
Purchase of:
Property and equipment	(218,968)	(104,750)
Intangible and other assets	(2,299)	(22,022)
Net cash used in investing activities	(221,267)	(126,772)

Cash flows from financing activities:
Payments on capital lease obligations	(257,106)	(132,298)
Payments on long-term debt	(177,616)	(137,524)
Deferred transaction costs	(397,152)	—
Net proceeds (costs) related to issuance of stock	47,360	(114,398)
Net cash used in financing activities	(784,514)	(384,220)

Net (decrease) in cash	(1,673,061)	(207,315)
Cash and cash equivalents, beginning	3,104,320	1,743,599
Cash and cash equivalents, ending	$1,431,259	$1,536,284
Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments and long-term debt	$1,589,720	$—
Long-term debt incurred upon execution of lease termination agreements	$1,405,158	$—
Non-cash stock option compensation included in deferred transaction costs	$193,081	—
Property and equipment, intangibles and deferred transaction costs included in accounts payable	$258,089	$112,366

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen weeks ended March 29, 2011 and March 30, 2010

1.              Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.  The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of March 29, 2011, the Company operated 26 restaurants in 11 states.  The Company also operates a centralized beer production facility which is used to provide raw material support to its restaurants to create consistent quality and operational efficiencies in the production of its proprietary beer.  The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process and in June 2010, was granted an additional patent for an apparatus for distributed production of beer.

Principles of consolidation and basis of presentation

During fiscal year 2010 and through the first quarter of fiscal year 2011, the Company operated at a level that allowed it to fund its existing operations.  The Company believes this same level of sales and margins will allow it to fund its obligations for the foreseeable future.  However, the Company’s ability to continue funding its operations and meet its debt service obligations continues to depend upon its operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond the Company’s control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, the Company will require equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon the Company’s ability to generate working capital.  Furthermore, the Company also believes that it will need to begin increasing the number of units it operates to lessen turnover costs as managers and other key personnel may otherwise seek new opportunities with growing restaurant chains.

In February 2011, the Company entered into agreements with Concept Development Partners LLC (“CDP”) and DHW Leasing, L.L.C. (“DHW”) that, subject to obtaining shareholder approval, would result in  (i) issuance to CDP $9.0 million of the Company’s newly issued convertible preferred stock, (ii) availability of a new $10.0 million credit facility to the Company, (iii) the Company’s repurchase of 3,000,000 shares of common stock currently held by DHW, and (iv) other arrangements that would focus on lowering the Company’s restaurant occupancy costs (Note 3). The Company believes the transaction with CDP will allow it to gain revenue by adding space at key existing restaurant locations, building new restaurants in select markets, and improving the efficiency of its operations through upgraded technology. The Company also believes the CDP transaction will improve its capital position and provide financing for a sustained, strategic growth plan that will also allow it to minimize turnover of seasoned store managers.  There can be no assurance the Company will meet all conditions of closing and/or obtain required shareholder approval in order to complete the above-described transactions.

If the CDP transaction is not completed, the Company may need to obtain equity or debt financing from another source to fund its growth.  There can be no assurance that the Company will obtain financing on favorable terms or at all.  If the Company raises additional capital through the issuance and sale of equity securities, the securities may be issued at prices below the market price of its stock, and its shareholders may suffer significant dilution.  Future debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict the Company’s ability to operate and grow its business, and would cause it to incur additional interest expense and financing costs.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of March 29, 2011, and its results of operations for the interim periods ended March 29, 2011 and March 30, 2010, have been included.

The balance sheet at December 28, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011.

The results of operations for the thirteen weeks ended March 29, 2011 are not necessarily indicative of the results to be expected for the entire year.

Related parties

DHW, the beneficial owner of approximately 63.1% of the Company’s common stock as of May 3, 2011, gained control of the Company in October 2009.  The members of DHW are Donald A. Dunham, Jr. and Charles J. Hey, both of whom are directors of the Company.  Mr. Dunham is also the sole member of Dunham Capital Management, L.L.C. (“DCM”) and 70% owner of Dunham Equity Management, LLC (“DEM”).  DHW, DCM and DEM are collectively, with Mr. Dunham, referred to herein as the “Dunham Entities.”  As of May 3, 2011, Mr. Dunham beneficially owned approximately 64.0% of the Company’s common stock, including the shares held by DHW.  DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to the Company.  Mr. Dunham, as an individual, also owns a limited partnership interest in three of the limited partnerships that own real estate leased to the Company.  Mr. Hey, as an individual, also owns a limited partnership interest in eight of the limited partnerships that own real estate leased to the Company.  As of May 3, 2011, Messrs. Dunham and Hey held interests, directly and indirectly, in the leases of 14 of the Company’s 26 restaurants.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America and regulations of the Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Significant estimates include estimates related to asset lives and gift card liability.  Actual results could differ from these estimates.

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

Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model.  Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company used the following assumptions within the Black-Scholes option-pricing model for the quarters ended March 29, 2011 and March 30, 2010:

Thirteen Weeks Ended
	March 29, 2011	March 30, 2010
Weighted average risk-free interest rate	3.25% - 3.65%	3.80% - 3.85%
Expected life of options	10 years	10 years
Expected stock volatility	93.50% - 95.05%	95.53% - 95.62%
Expected dividend yield	None	None

Net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective fiscal years.  Calculations of the Company’s net loss per common share for the quarters ended March 29, 2011 and March 30, 2010 are set forth in the following table:

	Thirteen Weeks Ended
	March 29, 2011	March 30, 2010
Net loss	$(87,421)	$(891,832)
Loss per common share, basic	$(0.01)	$(0.12)
Weighted average shares outstanding, basic	7,383,744	7,366,217

2.              Fair value of financial instruments

At March 29, 2011 and December 28, 2010, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Significant transactions

Proposed issuance of preferred stock and proposed repurchase of common stock

In February 2011, the Company entered into agreements with CDP and DHW for transactions, subject to obtaining shareholder approval, intended to improve the Company’s capital position and provide financing for future growth.  As a part of the transactions, the Company has entered into a stock purchase agreement with CDP for the sale of 3,000,000 shares of convertible preferred stock for $9.0 million, each share of which will be convertible into two shares of the Company’s common stock, equivalent to a conversion price of $1.50 per share.  The new preferred stock will carry a dividend rate of 9% per annum through December 31, 2013, which will be paid half in cash and half in the form of newly issued common stock.  CDP will become the Company’s largest shareholder as a result of this transaction.  The sale of the preferred stock is subject to certain conditions, including a requirement that the Company obtains a $10.0 million credit facility.  The Company has also entered into a stock repurchase agreement with DHW, its current largest shareholder, to repurchase 3,000,000 shares of its outstanding common stock using $7.05 million of the proceeds from the stock purchase agreement referenced above.  The remaining proceeds may be used to repay certain indebtedness.  In addition, the Company has also entered into separate agreements with DCM, relating to the restructuring of existing leases to provide significant rent reductions and for options to purchase certain restaurant lease interests, and for the purchase of a certain parcel of developable property in Troy, Michigan where the Company has a previous obligation to offset any carrying costs and other cost offsets to DCM.

The Company’s board of directors has called a special meeting of shareholders for May 10, 2011, to ask the Company’s shareholders to consider and vote upon, among other items, a proposal to approve the stock purchase agreement and proposed sale of preferred stock to CDP, which requires shareholder approval because it (1) would result in a change in control of the Company and (2) would result in the issuance of securities convertible into more than 20% of the Company’s common stock outstanding prior to the issuance of the preferred stock at a price that may be less than the greater of book or market value of the Company’s common stock.  At the special meeting, the Company will also ask shareholders to vote on the stock repurchase agreement and the related stock repurchase.

4.              Restaurant closing and asset impairment charges

Rogers, Arkansas

In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant, which failed to generate positive cash flow since opening in October 2007.  In the first quarter of fiscal year 2011, the Company entered into lease termination agreements regarding this property.  The lease termination agreement with the mall owner required the Company to pay $159,075 in cash and $400,000 payable under a five-year promissory note with an annual interest rate of 6.0%.  In order to offset the property development costs incurred by Dunham, the Company entered into a lease termination agreement whereby it is required to pay

Dunham $1.0 million under a 20-year promissory note with an annual interest rate of 5.0%.  Pursuant to such agreements, the Company will incur no further costs associated with the property and has relinquished all equipment at the site.  The Company has written off all remaining assets, deferred rents and the sublease liability related to the Rogers property.  As such, in the first quarter of 2011, the Company recorded a reduction of assets of approximately $545,000, a reduction of liabilities of approximately $713,000 and a gain of approximately $168,000.  As of March 29, 2011, the Company’s future undiscounted cash payments under the terms of the lease termination agreements were approximately $1.4 million.

Troy, Michigan

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with the Dunham Entities, which was amended in January 2011, the Company agreed to reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site.  In February 2011, the Company entered into a real estate purchase agreement to purchase the approximately two-acre site, together with all plans, permits and related assets associated with the property, from DCM for the sum of approximately $2.6 million.  The Company entered into this agreement in connection with the stock purchase agreement with CDP and stock repurchase agreement with DHW described above.  Pursuant to this agreement, the Company agreed to pay for the closing costs of the real estate transaction and to accept the property in “As Is” condition.  In addition, the Company’s obligation to close on the real estate transaction is contingent on (i) closing the CDP transaction, and (ii) the removal or waiver of certain repurchase rights granted to the developer that originally sold the property to DCM.  If such transactions do not occur, the Company’s management has concluded that as of March 29, 2011, it is probable that the Company will need to reimburse DCM approximately $740,100 in carrying costs and has included such amount as “accrued exit or disposal activities” on its balance sheet, pursuant to the FASB guidance on accounting for contingencies.

The amortization of the sublease liability, net of costs related to the closing of the Rogers restaurant, and the decision not to build the Troy restaurant aggregated a credit of $191,477 in the first quarter of 2011 and is reflected on the Company’s condensed consolidated statements of operations as “exit or disposal activities.”   The following is a reconciliation of the beginning and ending balances of exit or disposal activities:

Accrued exit or disposal costs at December 28, 2010	$2,333,218

Costs incurred and charged to expense	30,050
Payments	(55,700)
Amortization of sublease liability	(222,527)
Write off of sublease liability	(1,344,941)
Accrued exit or disposal costs at March 29, 2011	$740,100

5.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at March 29, 2011 and December 28, 2010:

	March 29, 2011	December 28, 2010

Land	$18,000	$18,000
Buildings	36,543,729	35,357,007
Leasehold improvements	9,747,220	9,720,091
Equipment and furniture	32,982,832	33,740,408
Construction in progress *	137,031	92,151
	79,428,812	78,927,657
Less accumulated depreciation	(29,427,548)	(28,774,481)
	$50,001,264	$50,153,176

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	March 29, 2011	December 28,2010
Prototype/Leasehold improvements for future locations	$132,000	$92,000
Equipment at current locations	$5,000	—

Intangible and other assets

Intangible and other assets consisted of the following:

	March 29, 2011	December 28, 2010
Intangible assets:
Liquor licenses	$760,865	$760,865
Trademarks	207,234	196,064
Other:
Deferred loan costs	382,653	380,646
Security deposits	217,721	224,846
	1,568,473	1,562,421
Less accumulated amortization	(429,107)	(423,811)
	$1,139,366	$1,138,610

6.                         Accrued expenses

Accrued expenses consisted of the following:

	March 29, 2011	December 28, 2010
Payroll and related	$1,311,549	$1,867,657
Deferred revenue from gift card sales	2,136,538	2,843,396
Sales taxes payable	563,048	540,837
Interest	346,876	352,208
Real estate taxes	551,693	526,260
Deferred registration costs	157,360	157,360
Other	580,794	496,824
	$5,647,858	$6,784,542

7.       Deferred rent

Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period. Deferred rent also includes amounts certain of the Company’s landlords agreed to defer for specified periods of time. The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement. Deferred rent consisted of the following:

	March 29, 2011	December 28, 2010
Difference between minimum rent and straight-line rent	$3,893,878	$3,988,753
Deferred rent, net of $130,727 warrant value	(98,705)	1,244,216
Contingent rent expected to exceed minimum rent	87,676	41,641
Tenant improvement allowance	261,389	268,889
	$4,144,238	$5,543,499

8.       Long-term debt

As of March 29, 2011, the Company had a long-term loan outstanding with First National Bank (“FNB”), an independent financial institution in Pierre, South Dakota, the proceeds of which the Company used to purchase assets at its Fargo, North Dakota restaurant.  This loan is secured by the tangible personal property and fixtures at such location and is guaranteed by Steven J. Wagenheim, the Company’s chief executive officer, president, founder and one of its directors.  A second loan agreement with FNB, which was secured by the personal property and fixtures at the Company’s Davenport, Iowa restaurant, was paid in full in January 2011.

In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000.  The note was issued to secure the liquor license for the Company’s restaurant located in South Bend, Indiana.

In March 2009, the Company entered into a bridge loan agreement with Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, “Harmony”), a group of accredited investors.  Joel C. Longtin, a director of the Company, and Eugene E. McGowan, a former director of the Company, have beneficial interests in Harmony.  The bridge loan was funded to the extent of $800,000 on March 30, 2009 and is evidenced by notes bearing interest at 9.0% per annum.  In addition, the Company issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to the Company’s Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.

In March 2011, the Company entered into an amendment to the agreement providing that, subject to shareholder approval of such amendment, which we will seek at the special meeting of shareholders on May 10, 2011, Harmony will have the right to convert the unpaid balance of its promissory notes, together with accrued interest thereon, into the Company’s common stock, at a conversion price of $3.00 per share.  Under the terms of the notes as originally issued, only 20% of the principal amount of those notes was convertible at a conversion price of $3.00 per share.  As consideration for the amendment, Harmony has agreed to defer all payments of principal and interest on the notes to the earlier of June 30, 2011 or the tenth business day after the closing of the CDP transaction.  If the proposed bridge loan modification is approved by the Company’s shareholders and Harmony converts the entire principal balance of the notes and all accrued interest thereon through June 30, 2011, the

Company would issue an estimated 215,656 shares of common stock to Harmony.  Without this modification, only $160,000 in principal of the notes held by Harmony could be converted into an aggregate of 53,333 shares.

In December 2010, the Company entered into a lease termination agreement with the mall owner of its Rogers, Arkansas property.  Pursuant to this lease termination agreement, the Company issued a $400,000 five-year promissory note.

In March 2011, the Company entered into a lease termination agreement with Dunham, the developer of its Rogers, Arkansas restaurant.  Pursuant to this lease termination agreement, the Company issued a $1.0 million 20-year promissory note.

In March 2011, the Company entered into a $1.3 million loan agreement with First Midwest Bank (“FMB”), an independent financial institution in Sioux Falls, South Dakota, for the purchase of the building and all related improvements associated with its Indianapolis and South Bend, Indiana restaurants.

As of March 29, 2011 and December 28, 2010, the balances, interest rates and maturity dates of the Company’s long-term debt were as follows:

	March 29, 2011	December 28, 2010
Davenport (FNB)
Balance	N/A	$11,896
Annual interest rate	N/A	5.50%
Maturity date	N/A	1/6/2011

Fargo (FNB)
Balance	$1,114,370	$1,129,883
Annual interest rate	8.75%	8.75%
Maturity date	8/15/2011	8/15/2011

South Bend (Liquor license)
Balance	$241,081	$242,029
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023

Harmony (Bridge loan)
Balance	$623,733	$748,479
Annual interest rate	9.00%	9.00%
Maturity date	12/1/2011	12/1/2011

Rogers (GGP)
Balance	$375,487	N/A
Annual interest rate	6.00%	N/A
Maturity date	8/1/2015	N/A

Rogers (Dunham)
Balance	$1,005,158	N/A
Annual interest rate	5.00%	N/A
Maturity date	8/1/2030	N/A

South Bend/Indianapolis (FMB)
Balance	$1,323,338	N/A
Annual interest rate	5.00%	N/A
Maturity date	1/1/2018	N/A

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2011	$1,852,577
2012	160,257
2013	169,434
2014	179,143
2015	156,844
Thereafter	2,164,912
$4,683,167

9.        Capital leases

As of March 29, 2011, the Company operated 21 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, three in 2024, three in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods.  Nineteen of these lease agreements originated with the Dunham landlords.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

On December 30, 2010, the Company entered into rental abatement and amendment agreements concerning its restaurants in Toledo, Ohio and Ft. Wayne, Indiana.  Pursuant to the agreements, the rental amounts for each lease have been reduced through 2018 and the Company was required to pay $515,713 of the $822,616 in rents it withheld during negotiations in 2009 and 2010.  The changes in the terms of these amendments caused the classification of the leases to change from operating to capital (included above). Pursuant to the terms of the lease amendments, the Company recorded additional assets and liabilities of approximately $3.2 million in the aggregate.  In March 2011, the Company entered into a long-term debt agreement related to the building and all related improvements associated with its Indianapolis and South Bend, Indiana restaurants (Note 8).  While the Company retained approximately $1.3 million in assets collateralized by such debt, the Company removed approximately $3.4 million in capital lease assets and capital lease liabilities from its balance sheet.

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

As of March 29, 2011, the Company leased equipment at three of its restaurants pursuant to a 2006 lease agreement with Carlton Financial Corporation (“Carlton”), as amended. The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million, the annual interest rate on each ranges from 12.9% to 19.6% and the leases will expire in October 2012.  The Company may purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment.  Steven J. Wagenheim, the Company’s chief executive officer, president, founder and one of its directors, was required to personally guarantee payments to be made to Carlton under the lease financing and the Company’s board of directors agreed to compensate him for such guarantee.

In June 2007, the Company entered into a lease for an energy optimization system at its Maple Grove, Minnesota restaurant for approximately $30,000.  This five-year lease carries an annual interest rate of approximately 11.9% and contains a bargain purchase option.

Included in property and equipment as of March 29, 2011 and December 28, 2010 are the following assets held under capital leases:

	March 29, 2011	December 28, 2010
Land	$18,000	$18,000
Building	35,220,391	35,357,007
Equipment and leasehold improvements	3,365,587	3,365,588
	38,603,978	38,740,595
Less accumulated depreciation	(9,706,695)	(9,578,404)
	$28,897,283	$29,162,191

Minimum future lease payments under all capital leases are as follows:

Year ending:	Capital Leases
2011	$3,788,554
2012	4,599,013
2013	4,512,222
2014	4,567,591
2015	4,493,735
Thereafter	53,945,632
Total minimum lease payments	75,906,747
Less amount representing interest	(42,693,649)
Present value of net minimum lease payments	33,213,098
Less current portion	(1,162,606)
Long-term portion of obligations	$32,050,492

The foregoing table includes all lease amendments executed prior to May 3, 2011.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

10.      Commitments and contingencies

Consulting agreement

In January 2011, the Company entered into an engagement agreement with CDP Management Partners, LLC (“CDP Management”), a 50% owner of CDP, pursuant to which CDP Management has acted as an operating consultant to the Company in connection with planning and executing a management strategy to ensure the stability of the Company prior to the closing of the CDP transaction.  This engagement provides for the management services of CDP Management’s co-owners, Robert J. Doran and Dean S. Oakey, for the period of time commencing January 10, 2011 through the date of the shareholder vote on the stock purchase agreement with CDP and stock repurchase agreement with DHW.  For CDP Management’s services, the Company has agreed to pay a fee of $7,500 per week. In addition, the Company has agreed to reimburse CDP Management for its reasonable third-party out-of-pocket expenses, not to exceed $6,000 per month.

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of May 3, 2011, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

Employment agreements

The Company has entered into employment agreements with Steven J. Wagenheim, its chief executive officer, president and founder; James G. Gilbertson, its chief financial officer; and Darius H. Gilanfar, its chief operating officer, providing for their employment on an at-will basis. Each agreement, as amended in June 2010, provides that the executive will have employment through October 6, 2012.  Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term.  Each employment agreement is automatically extended for a one-year term unless either the Company or the executive gives at least 60 days’ notice to the other of an intent not to extend. If the Company elects not to extend the executive’s employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive’s employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term.  The agreements also provide for a base annual salary which may be increased by the Company’s board of directors, incentive compensation as determined by the Company’s compensation committee from time to time, and participation in the Company’s other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of the Company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter. As of May 3, 2011, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

Related party guarantees

One of the Company’s directors and one former director have personally guaranteed certain of the Company’s leases and loan agreements.  The Company’s board of directors has agreed to compensate Steven J. Wagenheim, the Company’s chief executive officer, president, founder and one of its directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006.  The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balances of the obligation at the end of each monthly accounting period.  During the first quarters of fiscal years 2011 and 2010, the Company recorded $5,018 and $10,065 of such compensation in general and administrative expense, respectively, and paid $0 and $40,000 of such compensation, respectively.

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

Purchase Commitments

The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.   As of March 29, 2011, the Company’s future obligations under such contracts aggregated approximately $1.1 million.

11.       Stock option plans

As of March 29, 2011, options to purchase 7,500 shares of common stock were outstanding under the 1997 Director Stock Option Plan, which expired July 29, 2007.  All such options are fully vested and exercisable until June 18, 2011.  Until the adoption of any future equity plan for non-employee directors, awards of stock options for the purchase of 5,000 shares of common stock per year, exercisable for a period of ten years, are made to each non-employee director on the anniversary of his election to the board under the 2002 Equity Incentive Plan.

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, pursuant to which employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, may receive various types of awards including options to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of March 29, 2011 was 1,275,000.  As of March 29, 2011, there were options outstanding under the plan for the purchase of 1,174,685 shares.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

A summary of the status of the Company’s stock options as of March 29, 2011 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 29, 2009	394,019	$16.07	6.6 years	$78,467

Granted	823,496	2.15	9.6 years
Exercised	—	—
Forfeited	(96,126)	12.14
Outstanding at December 28, 2010	1,121,389	$6.19	8.5 years	$68,433

Granted	102,500	3.53	9.9 years
Exercised	(7,220)	2.11
Forfeited	(26,985)	4.10
Outstanding at March 29, 2011	1,189,684	$6.03	8.4 years	$1,486,127

Options exercisable at December 28, 2010	364,109	$13.87	6.7 years	$19,833
Options exercisable at March 29, 2011	416,987	$12.51	6.9 years	$285,335

Weighted-average fair value of options granted during 2011	$3.20

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on March 29, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 29, 2011.  As of March 29, 2011, there was approximately $1,012,254 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $545,009 is expected to be recognized during the remainder of fiscal year 2011, $321,663 in fiscal year 2012, $120,639 in fiscal year 2013, $23,712 in fiscal year 2014 and $1,231 in fiscal year 2015.

The following table summarizes information about stock options outstanding at March 29, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $6.00	974,448	9.3 years	$2.25	224,392	$2.50
$6.01 - $12.00	19,164	5.9 years	$10.51	11,246	$10.47
$12.01 - $18.00	33,117	4.7 years	$14.11	22,561	$14.55
$18.01 - $24.00	52,830	4.7 years	$21.84	52,830	$21.84
$24.01 - $30.00	67,964	4.7 years	$25.70	63,797	$25.73
$30.01 - $36.00	25,495	1.2 years	$31.11	25,495	$31.11
$36.01 - $42.00	16,666	6.0 years	$37.20	16,666	$37.20
Total	1,189,684	8.4 years	$6.03	416,987	$12.51

In February 2011, the Company announced its intention to seek shareholder approval for a one-time stock option exchange program for employees under its Equity Incentive Plan.  As of May 3, 2011, such program would permit the exchange of outstanding options held by employees for the purchase of 189,529 shares of common stock with exercise prices in excess of $6.00 per share for new options for the purchase of the same number of shares of common stock at an exercise price of $2.00 per share.  The new options will vest in full on December 28, 2011, one year following the date of approval of the option exchange program by the Company. If all eligible options are exchanged, the weighted average exercise price of outstanding options would be approximately $2.67 per share.

12.  Common stock warrants

During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  Pursuant to the anti-dilution provisions of such agreements, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price came to be $1.60 per share.  As of March 29, 2011, warrants for the purchase of 21,930 shares were exercised at exercise prices ranging from $1.58 to $1.65 per share and warrants for the purchase of 179,195 shares remained unexercised.

Pursuant to the Harmony bridge loan agreement entered into in March 2009, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  Such warrants became exercisable September 30, 2009, and remained unexercised at March 29, 2011.

As of March 29, 2011, warrants for the purchase of an aggregate of 232,527 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.58 per share.

13.       Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The Plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  Beginning in fiscal year 2009, the Company elected to match 10% of such contributions up to 6% of the participant’s compensation.  In the first quarters of 2011 and 2010, the Company contributed $2,580 and $3,525 in the aggregate, respectively, under the plan.

14.       Subsequent events

On March 30, 2011, the Company received a commitment letter and term sheet from Fifth Third Bank (“FTB”), which summarizes the terms of senior secured credit facilities totaling $10.0 million to be put in place upon the closing of the CDP transaction.  The term sheet includes the following terms:

•                  up to $10.0 million of senior secured credit facilities, consisting of a $5.0 million term loan and a $5.0 million credit facility with an annual interest rate of 6.75%;

•                  the term loan of $5.0 million would be advanced in one draw on the closing date, have a term of three years with straight-line amortization over seven years, and require the first principal repayment on December 31, 2011; and

•                  the line of credit facility of up to $5.0 million would have a sub-limit of up to $100,000 for standby letters of credit, would be available for a period of three years and would be used solely to (a) provide capital to build new restaurants, (b) make strategic acquisitions, and (c) finance ongoing capital expenditures and working capital needs.

The credit facilities are subject to satisfactory completion of FTB’s due diligence and subject to the closing of the CDP transaction.

ITEM 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2011 for additional factors known to us that may cause actual results to vary.

Overview

We are a Modern American upscale casual restaurant chain.   As of March 29, 2011, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.

We operate a centrally-located beer production facility in Ellsworth, Iowa which facilitates the initial stage of our patented brewing process.  We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new restaurant locations.  Additionally, having a common starting point, the beer production creates consistency of taste for our product from restaurant to restaurant.  The initial product produced at our beer production facility is transported by truck to the fermentation vessels at each of our restaurants where the brewing process is completed. In May 2007, we were granted a patent by the United States Patent and Trademark Office for this proprietary beer brewing process.  This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer.  In October 2008, we were granted a federally registered trademark for Fermentus Interruptus. In June 2010, we were granted an additional patent for an apparatus for distributed production of beer.  We believe that our current beer production facility, which opened in June 2005, has the capacity to service 35 to 40 restaurant locations.

DHW Leasing, L.L.C. (“DHW”), the beneficial owner of approximately 63.1% of our common stock as of May 3, 2011, gained control of our company in October 2009.  The members of DHW are Donald A. Dunham, Jr. and Charles J. Hey, both of whom are directors of ours.  Mr. Dunham, who is also the sole member of Dunham Capital Management, L.L.C. (“DCM”) and 70% owner of Dunham Equity Management, L.L.C. (“DEM”), became one of our directors in October 2009.  DHW, DCM and DEM are collectively, with Mr. Dunham, referred to herein as the “Dunham Entities.”  As May 3, 2011, Mr. Dunham beneficially owned approximately 64.0% of our common stock, including the shares held by DHW.  DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to our company.  Mr. Dunham, as an individual, also owns a limited partnership interest in three of the limited partnerships that own real estate leased to our company.  Mr. Hey, as an individual, also owns a limited partnership interest in eight of the limited partnerships that own real estate leased to our company.  As of May 3, 2011, Messrs. Dunham and Hey held interests, directly and indirectly, in the leases of 14 of our 26 restaurants

In February 2011, we entered into agreements with Concept Development Partners LLC (“CDP”) and DHW that, subject to obtaining shareholder approval, would result in  (i) issuance to CDP $9.0 million of our newly issued convertible preferred stock, (ii) availability of a new $10.0 million credit facility to our company, (iii) our company’s repurchase of 3,000,000 shares of common stock currently held by DHW, and (iv) other arrangements that would focus on lowering our restaurant occupancy costs (see “Liquidity and Capital Resources—Stock Purchase Agreement and Stock Repurchase Agreement” below). We believe the transaction with CDP will allow us to gain revenue by adding space at key existing restaurant locations, building new restaurants in select markets, and improving the efficiency of our operations through upgraded technology. We also believe the CDP transaction will improve our capital position and provide financing for a sustained, strategic growth plan that will also allow us to minimize turnover of seasoned store managers.

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  Over the past two years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent.  We have implemented marketing initiatives designed to increase brand awareness and help drive guest traffic.  We believe these initiatives contributed to the increase in sales and guest traffic in fiscal year 2010 over that of 2009, as well as the increase in both sales and guest traffic in the first quarter of 2011 over the first quarter of 2010.

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

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  The first quarter of 2011 and 2010 each included 338 operating weeks, which is the sum of the actual number of weeks each restaurant operated.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen weeks ended March 29, 2011 and March 30, 2010:

	Thirteen Weeks Ended
	March 29,	March 30,
	2011	2010

Restaurant revenue	100.0%	100.0%

Cost of sales:
Food, beverage and retail	26.7	27.4
Labor	34.9	34.6
Direct restaurant operating	14.5	14.5
Occupancy	6.5	9.8
Total cost of sales	82.6	86.2

General and administrative	7.9	7.0
Depreciation and amortization	6.6	6.6
Exit or disposal activities	(0.8)	0.6
Gain on disposal of assets	(0.4)	(0.2)
Operating income (loss)	4.1	(0.2)

Interest:
Income	0.0	0.0
Expense	(4.5)	(3.8)
Net interest expense	(4.5)	(3.8)

Net loss	(0.4)%	(4.0)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2010, filed with the Securities and Exchange Commission on February 28, 2011.

Results of operations for the thirteen weeks ended March 29, 2011 and March 30, 2010

Revenue

We generated $23,093,632 and $22,239,363 of revenue during the first quarters of 2011 and 2010, respectively.  The 3.8% increase in the first quarter of 2011 revenue was primarily the result of an increase in guest traffic of approximately 2.9% as well as a slight menu price increase at the end of fiscal year 2010.  Average weekly revenue per restaurant increased $2,527 from $65,797 in the first quarter of 2010 to $68,324 in the first quarter of 2011.

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

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 0.7% to 26.7% in the first quarter of 2011 from 27.4% in the first quarter of 2010.  While we experienced slight cost increases, primarily in wine, bottled beer, and dairy, such costs were more than offset by decreases in tap beer, soft drink, chicken and liquor costs.  While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.

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

Our labor costs, as a percentage of revenue, increased 0.3% as a percentage of revenue to 34.9% in the first quarter of 2011 from 34.6% in the first quarter of 2010.  While our total hourly labor expense decreased as a percent of revenue, employee benefits, particularly non-cash stock-based compensation expense, increased as a percentage of revenue.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense as a percentage of revenue remained steady at 14.5% in the first quarters of 2011 and 2010.  Decreases in costs of utilities, janitorial services and linen and laundry were offset by increases in paper and plastics, repair and maintenance, and advertising costs as we continue branding our concept.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, decreased 3.3% as a percentage of revenue to 6.5% in the first quarter of 2011 from 9.8% in the first quarter of 2010.  Our occupancy cost decreased due to the conversion of many of our leases from operating leases to capital leases.  As capital leases, a portion of the lease expense is recorded as interest expense and reduction of liability.  As operating leases, all lease expense is recorded as an occupancy cost included in rent expense.  During the second half of 2010 and early 2011, lease amendments we entered into with the Dunham landlords caused the classification of six leases to change from operating leases to capital leases.  Additionally, in March 2011, we entered into a $1.3 million loan agreement for the purchase of the building and all related improvements associated with our Indianapolis and South Bend, Indiana restaurants.  As a result, we expect our rent expense to remain lower and our interest expense to be higher than such expenses were in 2010.

In December 2010, we entered into rental abatement agreements for our restaurants in Toledo, Ohio and Ft. Wayne, Indiana.  Pursuant to the agreements, we were required to pay $515,713 of the $822,616 in rents we had recorded as expense and withheld during negotiations in 2009 and 2010.  As such, we wrote off the remaining deferred rents of approximately $307,000 to occupancy.

Also included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term.  This non-cash rent expense of $34,250 and $290,574 is included in occupancy costs in the first quarters of 2011 and 2010, respectively.  The $256,324 decrease in non-cash rent expense was due primarily to the changes in terms pursuant to lease amendments.

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

General and administrative expense increased $257,603 to $1,813,606 in the first quarter of 2011 from $1,556,003 in the first quarter of 2010.  Of this increase, $88,725 was non-cash stock-based compensation for employees and a non-employee board member.  As a percentage of revenue, general and administrative expenses increased 0.9% in the first quarter of 2011 compared to the first quarter of 2010.  The primary sources of such increase were expenses related to recruiting and training, consulting, and compensation for employees and a non-employee board member.

We will continue to closely monitor our general and administrative costs and attempt to further reduce these expenses, in actual dollar amount or as a percent of revenue, while seeking to preserve an infrastructure that remains suitable for our current operations.  Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios to return to levels more consistent with the industry, allowing us to better manage our employee costs.  To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses.

Depreciation and amortization

Depreciation and amortization expense increased $48,025 to $1,525,001 in the first quarter of 2011 from $1,476,976 in the first quarter of 2010, due principally to the conversion of several leases from operating leases to capital leases.  With such conversions, we expect our depreciation expense will be higher in 2011 compared to 2010.  As a percentage of revenue, depreciation expense remained steady at 6.6% in the first quarters of each 2011 and 2010.

Exit or disposal activities

In August 2008, we closed our Rogers, Arkansas restaurant, which failed to generate positive cash flow since opening in October 2007.  In December 2010 and March 2011, we entered into lease termination agreements regarding this property.  The lease termination agreement with the mall owner required us to pay $159,075 in cash and $400,000 payable under a five-year promissory note with an annual interest rate of 6.0%.  In order to offset the property development costs incurred by Dunham, we entered into a lease termination agreement whereby we are required to pay Dunham $1.0 million under a 20-year promissory note with an annual interest rate of 5.0%. Interest payments related to these termination agreements will be recorded as exit and disposal activities.  Pursuant to such agreements, we will incur no further costs associated with the property and have relinquished all equipment at the site.  We have written off all remaining assets, deferred rents and the sublease liability related to the Rogers property.  As such, in the first quarter of 2011, we recorded a reduction of assets of approximately $545,000, a reduction of liabilities of approximately $713,000 and income of approximately $168,000.  As of March 29, 2011, our future undiscounted cash payments under the terms of the lease termination agreements were approximately $1.4 million.

In May 2008, we entered into a 20-year net lease agreement relating to the restaurant we had planned to open in Troy, Michigan.  However, in February 2009, we decided not to build on that site, and as part of an agreement with the Dunham Entities, which was amended in January 2011, we agreed to reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site.  In February 2011, we entered into a real estate purchase agreement to purchase the approximately two-acre site, together with all plans, permits and related assets associated with the property, from DCM for the sum of approximately $2.6 million.  We entered into this agreement in connection with the stock purchase agreement with CDP and the stock repurchase agreement with DHW described above.  Pursuant to this agreement, we agreed to pay for the closing costs of the real estate transaction and to accept the property in “As Is” condition.  In addition, our obligation to close on the real estate transaction is contingent on (i) closing the CDP transaction, and (ii) the removal or waiver of certain repurchase rights granted to the developer that originally sold the property to DCM.  If such transactions do not occur, our management has concluded that as of March 29, 2011, it is probable that we will need to reimburse DCM approximately $740,100 in carrying costs and have included such amount as “accrued exit or disposal activities” on our balance sheet, pursuant to the FASB guidance on accounting for contingencies.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Interest expense increased $200,892 to $1,040,277 in the first quarter of 2011 from $839,385 in the first quarter of 2010.  This increase was due to the reclassification of several of our leases from operating leases to capital leases.  As a result of such reclassifications, expense that was recorded as occupancy expense in the first quarter of 2010 was recorded as interest expense in the first quarter of 2011.  We expect our interest expense to be higher and our occupancy expense to be lower in 2011 compared to 2010 due to such lease reclassifications. Interest income increased $1,162 in the first quarter of 2011 over the first quarter of 2010 due to the increase in cash on hand.

Liquidity and capital resources

As of March 29, 2011, we had $1,431,259 of cash and a working capital deficit of $10,295,622 compared to $3,104,320 of cash and a working capital deficit of $9,197,110 at December 28, 2010.

During the thirteen weeks ended March 29, 2011, we used $667,280 of net cash in operating activities, $221,267 of cash to purchase equipment and other assets, made payments aggregating $434,722 on our debt and capital lease obligations, and used $397,151 of cash on expenses related to the CDP transaction.  We obtained $47,360 of net cash from the exercise of stock options and stock warrants.  We believe that once the CDP transaction, which remains subject to closing conditions and shareholder approval, is complete and we are no longer incurring legal, printing and consulting costs associated with it, we will generate positive cash flow assuming we maintain revenue and margins at our current levels.

During the thirteen weeks ended March 30, 2010, we generated $303,677 of net cash from operating activities.  We used $126,772 of cash to purchase equipment and other assets, made payments aggregating $269,822 on our debt and capital lease obligations and used $114,398 of cash related to the issuance of common stock to DHW.

Stock Purchase Agreement and Stock Repurchase Agreement:

In February 2011, we entered into agreements with CDP and DHW for transactions, subject to obtaining shareholder approval, intended to improve our capital position and provide financing for future growth.  As a part of the transactions, we have entered into a stock purchase agreement with CDP for the sale of 3,000,000 shares of convertible preferred stock for $9.0 million, each share of which will be convertible into two shares of our common stock, equivalent to a conversion price of $1.50 per share.  The new preferred stock will carry a dividend rate of 9% per annum through December 31, 2013, which will be paid half in cash and half in the form of newly issued common stock.  CDP will become our largest shareholder as a result of this transaction.  The sale of the preferred stock is subject to certain conditions, including a requirement that we obtain a $10.0 million credit facility and that we achieve additional rent reductions of at least $250,000.  The proceeds of such financing will be used to fund the repurchase of 3,000,000 shares of our common stock from DHW and to repay certain indebtedness.

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

Our board of directors has called a special meeting for May 10, 2011, among other purposes, to ask our shareholders to consider and vote upon a proposal to approve the stock purchase agreement and proposed sale of preferred stock to CDP, which requires shareholder approval because it (1) would result in a change in control of our company and (2) would result in the issuance of securities convertible into more than 20% of our common stock outstanding prior to the issuance of the preferred stock at a price that may be less than the greater of book or market value of our common stock.  At the special meeting, we will also ask our shareholders to vote on the stock repurchase agreement and the related stock repurchase.

In March 2011, we received a commitment letter and term sheet from Fifth Third Bank (“FTB”), which summarizes the terms of senior secured credit facilities totaling $10.0 million to be put in place upon the closing of the CDP transaction.  The term sheet includes the following terms:

•                  up to $10.0 million of senior secured credit facilities, consisting of a $5.0 million term loan and a $5.0 million credit facility with an interest rate of 6.75%;

•                  the term loan of $5.0 million would be advanced in one draw on the closing date, have a term of three years with straight-line amortization over seven years, and require the first principal repayment on December 31, 2011; and

•                  the line of credit facility of up to $5.0 million would have a sub-limit of up to $100,000 for standby letters of credit, would be available for a period of three years and would be used solely to (a) provide capital to build new restaurants, (b) make strategic acquisitions, and (c) finance ongoing capital expenditures and working capital needs.

The credit facilities are subject to satisfactory completion of FTB’s due diligence and subject to the closing of the CDP transaction.

Harmony Bridge Loan:

In March 2009, we entered into a bridge loan agreement with Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, “Harmony”), a group of accredited investors.  Joel C. Longtin, a director of ours, and Eugene E. McGowan, a former director of ours, have beneficial interests in Harmony.  The bridge loan was funded to the extent of $800,000 on March 30, 2009 and is evidenced by notes with an annual interest rate of 9.0%.  In addition, we issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles relating to our Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.

In March 2011, we entered into an amendment to the agreement providing that, subject to shareholder approval of such amendment, which we will seek at the special meeting of shareholders on May 10, 2011, Harmony will have the right to convert the unpaid balance of its promissory notes, together with accrued interest thereon, into our common stock, at a conversion price of $3.00 per share.  Under the terms of the notes as originally issued, only 20% of the principal amount of those notes was convertible at a conversion price of $3.00 per share.  As consideration for the amendment, Harmony has agreed to defer all payments of principal and interest on the notes to the earlier of June 30, 2011 or the tenth business day after the closing of the CDP transaction.  If the proposed bridge loan modification is approved by our shareholders and Harmony converts the entire principal balance of the notes and all accrued interest thereon through June 30, 2011, we would issue an estimated 215,656 shares of common stock to Harmony.  Without this modification, only $160,000 in principal of the notes held by Harmony could be converted into an aggregate of 53,333 shares.

Funding Operations and Expansion:

During fiscal year 2010 and the first quarter of 2011, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  However, our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we may require equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon our ability to generate working capital.  Furthermore, we also believe that we will need to begin increasing the number of units we operate to lessen turnover costs as managers and other key personnel may otherwise seek new opportunities with growing restaurant chains.

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

We expect to generate additional revenue through new store growth within our existing geographic footprint.  We are analyzing potential new restaurant sites and expectations of revenue growth.  We will also seek to generate additional revenue by enhancing our existing store operations through, for example, the addition of private dining rooms for events and regular dining and increasing the seating capacity of bar areas.  We are evaluating the costs of these potential capital enhancements relative to the projected revenue gains to determine expected return on investment of these potential store modifications.

We also believe that in pursuing strategies contemplated following completion of the transaction with CDP, we may be able to operate existing and future stores more efficiently through technological improvements in our table management and kitchen operations.  The goal of these improvements would be to increase table turnover, provide a higher level of service to our customers, improve overall dining experience, increase our sales, and improve our financial condition.

The above objectives assume that we continue to generate positive cash flow and that we have available a $10.0 million credit facility upon closing of the CDP transaction.  If we cease generating positive cash flow or the expected credit facility is not available to us, our business could be adversely affected and we may be required to alter or cease our plans for new stores, store modifications and technological improvements.

Because our available sources of liquidity limit our ability to fund expansion, we would need to raise additional capital through sales of equity securities or debt to fund growth as contemplated under the CDP strategy, if we are unable to complete the CDP transaction.  If we are able to complete the CDP transaction and obtain a $10.0 million credit facility, we expect to commence a program to enhance existing restaurants to increase their revenue potential and develop at least one new restaurant within 12 months following the closing of the CDP transaction.

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

Commitments

Long-term debt:

As of March 29, 2011, we had a long-term loan outstanding with an independent financial institution in Pierre, South Dakota, the proceeds of which we used to purchase assets at our restaurant in Fargo, North Dakota. This loan is secured by the tangible personal property and fixtures at the Fargo location and is guaranteed by Steven J. Wagenheim, our chief executive officer, president, founder and one of our directors.  As of March 29, 2011, such loan balance was $1,114,370, matures in August 2011 and carries an annual interest rate of 8.75%.

As of March 29, 2011, the balance on our promissory note to an Indiana general partnership secured by the liquor license at our South Bend, Indiana restaurant was $241,081.  Such note matures in September 2023 and carries an annual interest rate of 8.0%.

In March 2009, we entered into a bridge loan agreement with a group of accredited investors, the proceeds of which were used for working capital (see “Liquidity and Capital Resources—Harmony Bridge Loan” above).  The notes are secured by a mortgage against the lease, and security agreements against personal property and intangibles, relating to our Sioux Falls, South Dakota restaurant, including a grant of the rights to use patents, trademarks and other intangibles associated with that restaurant.  As described above, we entered into an amendment to the agreement in March 2011 providing that, subject to shareholder approval of such amendment, Harmony will have the right to convert the unpaid balance of its promissory notes, together with accrued interest thereon, into our common stock, at a conversion price of $3.00 per share.  The balance of the loan at March 29, 2011 was $623,733, it matures in December 2011 and it carries an annual interest rate of 9.0%.

In December 2010, we entered into a lease termination agreement with the mall owner of our Rogers, Arkansas property.  Pursuant to this lease termination agreement, we issued a $400,000 five-year promissory note with an annual interest rate of 6.0%.  As of March 29, 2011, the balance of the promissory note was $375,487.

In March 2011, we entered into a lease termination agreement with Dunham, the developer of our Rogers, Arkansas restaurant.  Pursuant to this lease termination agreement, we issued a $1.0 million 20-year promissory note with an annual interest rate of 5.0%.  As of March 29, 2011, no payments had been made on such note.

In March 2011, we entered into a $1.3 million loan agreement with First Midwest Bank (“FMB”), an independent financial institution in Sioux Falls, South Dakota, for the purchase of the building and all related improvements associated with our Indianapolis and South Bend, Indiana restaurants.  The note requires us to pay interest at an annual rate of 5.0% and matures in January 2018.  The balance of such note at March 29, 2011 was $1,323,338.

Capital Leases:

Property leases

As of March 29, 2011, we operated 21 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, three in 2024, three in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods.  Nineteen of these lease agreements originated with the Dunham landlords.  Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

Equipment leases

As of March 29, 2011, we leased equipment at three of our restaurants pursuant to a lease agreement with Carlton Financial Corporation (“Carlton”). The value of the equipment financed at each of the three locations ranges from approximately $0.8 million to $1.1 million, the annual interest rate on each ranges from 12.9% to 19.6% and the leases will expire in October 2012.  We may purchase Carlton’s interest in all, but not less than all, of the equipment for a purchase price equal to 15% of the original cost of the equipment.  Steven J. Wagenheim, our chief executive officer, president, founder and one of our directors, was required to personally guarantee payments to be made to Carlton under the lease financing and our board of directors agreed to compensate him for such guarantee.

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

We operate our restaurant in Eagan, Minnesota under an operating lease agreement with Dunham.  Such lease expires in 2018 and has renewable options for additional periods. Scheduled rent increases during the initial term are recognized on a straight-line basis.

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

Personal Guaranties:

Our board of directors has agreed to compensate Steven J. Wagenheim, our chief executive officer, president, founder and one of our directors, for his personal guaranties of equipment loans entered into in August 2003 and January 2004.  In addition, in August 2006, we entered into a lease agreement with Carlton pursuant to which we financed approximately $3.0 million of equipment.  Mr. Wagenheim was required to personally guarantee payments to be made to Carlton under this lease financing agreement, for which our board of directors agreed to compensate him.  The amount of annual compensation for each of these guarantees is 3% of the balance of the obligation and is calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period.  During the first quarters of fiscal years 2011 and 2010, we recorded $5,018 and $10,065 of such compensation in general and administrative expense, respectively, and paid $0 and $40,000 of such compensation, respectively.

Employment Agreements:

We have entered into employment agreements with Steven J. Wagenheim, our chief executive officer, president and founder; James G. Gilbertson, our chief financial officer; and Darius H. Gilanfar, our chief operating officer, providing for their employment on an at-will basis.  Each agreement, as amended in June 2010, provides that the executive will have employment through October 6, 2012.  Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term.  Each employment agreement is automatically extended for a one-year term unless either our company or the executive gives at least 60 days’ notice to the other of an intent not to extend. If our company elects not to extend the executive’s employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive’s employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term.  The agreements also provide for a base annual salary which may be increased by our board of directors, incentive compensation as determined by our compensation committee from time to time, and participation in our company’s other employee benefit plans.  In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of our company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.  As May 3, 2011, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

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

	Payment due by period
Contractual Obligations	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Fiscal Years Thereafter
Long-term debt, principal	$4,683,167	$1,852,577	$329,691	$335,987	$2,164,912
Interest on long-term debt	1,296,125	186,014	286,421	247,795	575,896
Capital lease obligations, including interest	75,906,747	3,788,554	9,111,234	9,061,327	53,945,632
Operating lease obligations, including interest	66,827,873	3,201,472	8,475,803	8,661,009	46,489,588
Purchase contracts*	1,097,977	219,243	533,240	265,579	79,915
Loan guarantee	30,250	28,440	1,810	—	—
Total obligations	$149,842,139	$9,276,301	$18,738,200	$18,571,697	$103,255,941

*While we are contractually obligated to make these purchases, we have the contractual right to defer such  purchases into later years.  However, if we defer such purchases into later years, we may incur additional charges.

Certain amounts do not sum due to rounding.

During fiscal year 2010 and the first quarter of 2011, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  In connection with the above-described stock purchase agreement with CDP, we expect to be able to lower our occupancy cost and increase our number of restaurants.  If such transaction is not completed, we may need to obtain equity or debt financing from another source to fund this growth.  We continue to review our capital needs and our ability to raise additional capital.  If, however, we experience a change in our business operations or further declining revenues, we may require further funding for operations during 2011.

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

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.   As of March 29, 2011, our future obligations under such contracts aggregated approximately $1.1 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 29, 2011, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                       Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2010, filed with the Securities and Exchange Commission on February 28, 2011.

ITEM 2                                Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, we issued an aggregate of 20,252 shares of common stock upon the exercise for cash of warrants for the purchase of common stock originally granted to certain of our landlords in the first quarter of 2009.  The following summary details such transactions:

Date Warrant	Date Warrant	Exercise	Expiration	Shares Issued
Issued	Exercised	Price	Date	Upon Exercise
2/7/2009	1/7/2011	$1.58	2/7/2014	2,388
2/7/2009	1/7/2011	$1.58	2/7/2014	860
2/7/2009	1/14/2011	$1.58	2/7/2014	3,524
2/7/2009	1/27/2011	$1.58	2/7/2014	1,044
2/7/2009	2/1/2011	$1.58	2/7/2014	838
2/720/09	2/7/2011	$1.58	2/7/2014	945
2/7/2009	2/9/2011	$1.58	2/7/2014	945
2/7/2009	2/21/2011	$1.58	2/7/2014	3,345
3/4/2009	3/4/2011	$1.65	3/4/2014	1,251
2/7/2009	3/14/2011	$1.58	2/7/2014	3,247
2/7/2009	3/22/2011	$1.58	2/7/2014	335
2/7/2009	3/22/2011	$1.58	2/7/2014	523
2/7/2009	3/22/2011	$1.58	2/7/2014	1,007

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

GRANITE CITY FOOD & BREWERY LTD.

Date: May 6, 2011	By:	/s/ James G. Gilbertson
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

10.1

Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated February 8, 2011 (incorporated by reference to our Definitive Revised Proxy Statement filed on April 13, 2011 (File No. 000-29643)).

10.2

Waiver and First Amendment to Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated March 17, 2011 (incorporated by reference to our Definitive Revised Proxy Statement filed on April 13, 2011 (File No. 000-29643)).

10.3

Second Amendment to Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated April 5, 2011 (incorporated by reference to our Definitive Revised Proxy Statement filed on April 13, 2011 (File No. 000-29643)).

10.4

Stock Repurchase Agreement by and between DHW Leasing, L.L.C., Donald A. Dunham, Jr., Christine Dunham, Charles J. Hey, Dunham Capital Management, L.L.C., Concept Development Partners LLC and the Registrant, dated February 8, 2011 (incorporated by reference to our Definitive Revised Proxy Statement filed on April 13, 2011 (File No. 000-29643)).

10.5

Amendment No. 1 to Stock Repurchase Agreement by and between DHW Leasing, L.L.C., Donald A. Dunham, Jr., Christine Dunham, Charles J. Hey, Dunham Capital Management, L.L.C., Concept Development Partners LLC and the Registrant, dated April 5, 2011 (incorporated by reference to our Definitive Revised Proxy Statement filed on April 13, 2011 (File No. 000-29643)).

10.6

Voting Agreement and Irrevocable Proxy between DHW Leasing, L.L.C., Concept Development Partners LLC, and certain shareholders listed on Schedule A thereto, dated February 8, 2011 (incorporated by reference to our Definitive Revised Proxy Statement filed on April 13, 2011 (File No. 000-29643)).

10.7

Amendment No. 8 to Bridge Loan Agreement by and among the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C., dated March 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 21, 2011 (File No. 000-29643)).

10.8

Troy, Michigan Purchase Agreement by and between Dunham Capital Management, L.L.C. and the Registrant, dated February 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2011 (File No. 000-29643)).

10.9

Lease Restructuring and Option Agreement by and between Dunham Capital Management, L.L.C., GC Rosedale, L.L.C. and the Registrant, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).

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