Form 10-Q
period 2011-06-28
GRANITE CITY FOOD & BREWERY LTD
filed 2011-08-11
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2011

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

As of August 8, 2011, the issuer had outstanding 4,654,067 shares of common stock.

i

PART I                  FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 28,	December 28,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$1,563,494	$3,104,320
Inventory	961,946	896,100
Prepaids and other	995,138	816,607
Total current assets	3,520,578	4,817,027

Deferred transaction costs	—	108,344
Prepaid rent, net of current portion	226,419	245,904
Property and equipment, net	49,188,268	50,153,176
Intangible and other assets	1,446,629	1,138,610
Total assets	$54,381,894	$56,463,061

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,888,862	$2,513,677
Accrued expenses	6,033,984	6,784,542
Accrued exit or disposal activities, current portion	—	139,314
Deferred rent, current portion	660,093	1,410,828
Deferred gain, current portion	30,516	51,532
Long-term debt, current portion	513,002	1,894,195
Capital lease obligations, current portion	675,274	1,220,049
Total current liabilities	9,801,731	14,014,137

Accrued exit or disposal activities, net of current portion	—	2,193,904
Deferred rent, net of current portion	3,409,023	4,132,671
Deferred gain, net of current portion	198,353	327,044
Long-term debt, net of current portion	7,394,376	227,268
Capital lease obligations, net of current portion	30,250,284	32,110,970
Total liabilities	51,053,767	53,005,994

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding at 6/28/11 and 12/28/10, respectively	30,000	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,650,804 and 7,367,895 shares issued and outstanding at 6/28/11 and 12/28/10, respectively	46,349	73,679
Additional paid-in capital	73,040,266	59,062,891
Stock dividends distributable	159	—
Accumulated deficit	(69,788,647)	(55,679,503)
Total shareholders’ equity	3,328,127	3,457,067

Total liabilities and shareholders’ equity	$54,381,894	$56,463,061

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2011	2010	2011	2010

Restaurant revenue	$24,033,415	$23,219,069	$47,127,047	$45,458,432

Cost of sales:
Food, beverage and retail	6,620,449	6,444,974	12,795,505	12,531,220
Labor	8,123,687	7,871,400	16,179,732	15,563,923
Direct restaurant operating	3,475,047	3,199,471	6,826,606	6,427,042
Occupancy	1,897,037	2,232,251	3,392,431	4,401,963
Total cost of sales	20,116,220	19,748,096	39,194,274	38,924,148

General and administrative	1,937,442	1,659,041	3,751,048	3,215,044
Depreciation and amortization	1,542,759	1,480,103	3,067,760	2,957,079
Exit or disposal activities	16,917	128,791	(174,560)	260,392
Gain (loss) on disposal of assets	11,988	(27,632)	(70,959)	(76,155)
Operating income	408,089	230,670	1,359,484	177,924

Interest:
Income	2,715	3,884	4,176	4,183
Expense	(835,769)	(814,288)	(1,876,046)	(1,653,673)
Net interest expense	(833,054)	(810,404)	(1,871,870)	(1,649,490)

Net loss	$(424,965)	$(579,734)	$(512,386)	$(1,471,566)

Loss per common share, basic	$(1.20)	$(0.08)	$(1.07)	$(0.20)

Weighted average shares outstanding, basic	5,845,711	7,366,309	6,614,291	7,366,263

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	June 28,	June 29,
	2011	2010

Cash flows from operating activities:
Net loss	$(512,386)	$(1,471,566)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,058,476	2,873,551
Amortization of deferred gain	(15,258)	(126,134)
Other amortization	9,284	83,528
Stock warrant/option expense	471,537	285,252
Non-cash interest expense	(155,141)	13,195
(Gain) loss on disposal of assets	(55,701)	49,979
(Gain) loss on exit or disposal activities	(247,177)	19,795
Deferred rent	(987,191)	907,682
Changes in operating assets and liabilities:
Inventory	(65,846)	(34,189)
Prepaids and other	(159,046)	92,334
Accounts payable	(1,004,522)	(74,354)
Accrued expenses	(711,468)	(746,262)
Net cash (used in) provided by operating activities	(374,439)	1,872,811

Cash flows from investing activities:
Purchase of:
Property and equipment	(3,284,036)	(334,936)
Intangible and other assets	(327,260)	(44,243)
Net cash used in investing activities	(3,611,296)	(379,179)

Cash flows from financing activities:
Payments on capital lease obligations	(857,752)	(364,147)
Payments on long-term debt	(1,329,574)	(276,137)
Proceeds from long-term debt	5,000,000	—
Deferred transaction costs	301,425	—
Net costs related to issuance of stock	(669,190)	(111,740)
Net cash provided by (used in) financing activities	2,444,909	(752,024)

Net (decrease) increase in cash	(1,540,826)	741,608
Cash and cash equivalents, beginning	3,104,320	1,743,599
Cash and cash equivalents, ending	$1,563,494	$2,485,207

Supplemental disclosure of non-cash investing and financing activities:
Long-term debt incurred upon execution of lease termination agreements	$1,405,158	$—
Non-cash stock option compensation included in deferred transaction costs	$193,081	$—
Long-term debt and accrued interest extinguished upon issuance of common stock	$641,353	$—
Property and equipment, intangibles and deferred transaction costs included in accounts payable and accrued expenses	$438,207	$203,302

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Twenty-six weeks ended June 28, 2011 and June 29, 2010

1.              Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.  The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of June 28, 2011, the Company operated 26 restaurants in 11 states.  The Company also operates a centralized beer production facility which is used to provide raw material brewing support to its restaurants to create consistent quality and operational efficiencies in the production of its custom proprietary beers.  The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process and in June 2010, was granted an additional patent for an apparatus for distributed production of beer.

Principles of consolidation and basis of presentation

In May 2011, the Company completed its previously announced transaction with Concept Development Partners LLC (“CDP”) whereby it issued $9.0 million of newly issued Series A Convertible Preferred Stock (“Series A Preferred”) to CDP, entered into a $10.0 million credit agreement with Fifth Third Bank providing for senior credit facilities, repurchased 3,000,000 shares of common stock from DHW Leasing, L.L.C. (“DHW”) for approximately $7.1 million, and purchased real property in Troy, Michigan from DHW for approximately $2.6 million.  The Company believes this transaction with CDP will allow it to gain revenue by adding space at key existing restaurant locations, building new restaurants in select markets, and improving the efficiency of its operations through upgraded technology. The Company also believes the CDP transaction will improve its capital position and provide financing for a strategic growth plan that will also allow it to lessen turnover of seasoned store managers.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of June 28, 2011, and its results of operations for the interim periods ended June 28, 2011 and June 29, 2010, have been included.

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

The results of operations for the thirteen and twenty-six weeks ended June 28, 2011 are not necessarily indicative of the results to be expected for the entire year.

Related parties

In May 2011, CDP became the Company’s controlling shareholder through its purchase of newly issued Series A Preferred and a related shareholder and voting agreement with DHW.  As of August 10, 2011, CDP beneficially owned approximately 72.1% of the Company’s common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, and 15,914 shares of common stock issued to CDP as dividend shares on June 30, 2011.

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

Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model.  Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company used the following assumptions within the Black-Scholes option-pricing model for the quarters ended June 28, 2011 and June 29, 2010:

Twenty-six Weeks Ended
	June 28, 2011	June 29, 2010
Weighted average risk-free interest rate	1.87% - 3.65%	3.21% - 3.89%
Expected life of options	10 years	10 years
Expected stock volatility	93.08% - 95.05%	95.53% - 95.86%
Expected dividend yield	None	None

Net loss per share

Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared and the deemed-dividend from the beneficial conversion feature recorded, by the weighted average number of common shares outstanding during the period.  The beneficial conversion feature recorded pursuant to FASB Accounting Standards Codification Topic 470-20 resulted from the issuance of convertible preferred stock with a conversion price less than the fair value of the as converted common shares.  The beneficial conversion feature is the difference between the conversion price of the preferred stock and the fair value of the common stock into which the preferred stock is convertible (as calculated under the Black-Scholes pricing model), multiplied by the number of shares into which the preferred stock is convertible.  The result has no impact on the Company’s cash, net loss or total shareholders’ equity.  However, it does increase the net loss per common share for the purpose of presenting earnings per share.

Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective fiscal periods.  Calculations of the Company’s net loss per common share for the quarters ended June 28, 2011 and June 29, 2010 are set forth in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010

Net loss	$(424,965)	$(579,734)	$(512,386)	$(1,471,566)
Less dividends declared	(117,000)	—	(117,000)	—
Less beneficial conversion feature	(6,459,758)	—	(6,459,758)	—
Net loss available to common shareholders	$(7,001,723)	$(579,734)	$(7,089,144)	$(1,471,566)

Loss per common share, basic	$(1.20)	$(0.08)	$(1.07)	$(0.20)

Weighted average shares outstanding, basic	5,845,711	7,366,309	6,614,291	7,366,263

Of the net loss per common share, $(1.11) and $(0.98) was attributable to the beneficial conversion feature in the second quarter and first half of 2011, respectively.

2.              Fair value of financial instruments

At June 28, 2011 and December 28, 2010, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Significant transactions

In May 2011, the Company completed a preferred stock financing transaction with CDP, by issuing 3,000,000 shares of Series A Preferred to CDP for $9.0 million pursuant to a stock purchase agreement.  CDP acquired control of the Company through its purchase of the newly issued preferred stock and a related shareholder and voting agreement with DHW.  On the same date, the Company completed its previously announced common stock repurchase from DHW by repurchasing 3,000,000 shares of common stock for approximately $7.1 million pursuant to a stock repurchase agreement.  Contemporaneous with these transactions, the Company entered into a $10.0 million credit agreement with Fifth Third Bank providing for a secured term loan in the amount of $5.0 million, which was advanced in a single borrowing on the date of closing, and a secured line of credit agreement in the amount of $5.0 million.  The line of credit loan and the term loan agreements mature on May 9, 2014.  Also on that same date in May 2011, the Company purchased an approximately two-acre site in Troy, Michigan, together with all plans, permits and related assets associated with the property, from Dunham Capital Management, L.L.C. (“DCM”), an affiliate of DHW, for approximately $2.6 million pursuant to a real estate purchase agreement.

4.              Restaurant closing and asset impairment charges

Rogers, Arkansas

In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant, which failed to generate positive cash flow since opening in October 2007.  In the first quarter of fiscal year 2011, the Company entered into lease termination agreements regarding this property.  The lease termination agreement with the mall owner required the Company to pay $159,075 in cash and $400,000 payable under a five-year promissory note with an annual interest rate of 6.0%.  In order to offset the property development costs incurred by DCM, the Company entered into a lease termination agreement whereby it is required to pay DCM $1.0 million under a 20-year promissory note with an annual interest rate of 5.0%.  Pursuant to such agreements, the Company will incur no further costs associated with the property and has relinquished all equipment at the site.  The Company has written off all remaining assets, deferred rents and the sublease liability related to the Rogers property.  As such, in the first quarter of 2011, the Company recorded a reduction of assets of approximately $545,000, a reduction of liabilities of approximately $713,000 and a gain of approximately $168,000.  As of June 28, 2011, the Company’s future undiscounted cash payments under the terms of the lease termination agreements were approximately $2.0 million.

Troy, Michigan

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with DHW, DCM, Dunham Equity Management, L.L.C. (“DEM”) and other entities affiliated with Donald A. Dunham, Jr. (the “Dunham landlords”), which was amended in January 2011, the Company agreed to reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site.  In May 2011, the Company purchased the approximately two-acre site, together with all plans, permits and related assets associated with the property in “As Is” condition, from DCM for the sum of approximately $2.6 million.  Such sum included all closing costs of the real estate transaction and the previously unpaid carrying cost of approximately $740,100 which it had accrued and included in “accrued exit or disposal activities” on its balance sheet.

In the second quarter of 2011, $11,988 of interest expense related to the Rogers lease termination agreements was recorded on the Company’s condensed consolidated statements of operations as “exit or disposal activities.”  The following is a reconciliation of the beginning and ending balances of exit or disposal activities:

Accrued exit or disposal costs at December 28, 2010	$2,333,218

Costs incurred and charged to expense	46,967
Payments	(812,717)
Amortization of sublease liability	(222,527)
Write off of sublease liability	(1,344,941)
Accrued exit or disposal costs at June 28, 2011	$—

5.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at June 28, 2011 and December 28, 2010:

	June 28, 2011	December 28, 2010

Land	$1,889,631	$18,000
Buildings	34,910,982	35,357,007
Leasehold improvements	9,764,855	9,720,091
Equipment and furniture	33,098,805	33,740,408
Construction in progress *	469,925	92,151
	80,134,198	78,927,657
Less accumulated depreciation	(30,945,930)	(28,774,481)
	$49,188,268	$50,153,176

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	June 28, 2011	December 28, 2010
Leasehold improvements for future locations	$436,000	$92,000
Leasehold improvements for current locations	$23,000
Equipment and furniture for current locations	$11,000

Intangible and other assets

Intangible and other assets consisted of the following:

	June 28, 2011	December 28, 2010
Intangible assets:
Liquor licenses	$760,865	$760,865
Trademarks	208,814	196,064
Other:
Deferred loan costs	322,500	380,646
Security deposits	217,912	224,846
	1,510,091	1,562,421
Less accumulated amortization	(63,462)	(423,811)
	$1,446,629	$1,138,610

6.                         Accrued expenses

Accrued expenses consisted of the following:

	June 28, 2011	December 28, 2010
Payroll and related	$2,011,426	$1,867,657
Deferred revenue from gift card sales	2,025,832	2,843,396
Sales taxes payable	648,636	540,837
Interest	320,429	352,208
Real estate taxes	349,479	526,260
Deferred registration costs	157,360	157,360
Credit card fees	154,588	159,092
Utilities	164,169	170,169
Other	202,065	167,563
	$6,033,984	$6,784,542

7.       Deferred rent

Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period.  Deferred rent also includes amounts certain of the Company’s landlords agreed to defer for specified periods of time.  The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  As of June 28, 2011 and December 28, 2010, deferred rent payable consisted of the following:

	June 28, 2011	December 28, 2010
Difference between minimum rent and straight-line rent	$3,925,178	$3,988,753
Warrant fair value	$(240,478)	$(134,615)
Deferred lease payments	30,566	1,378,831
Contingent rent expected to exceed minimum rent	99,961	41,641
Tenant improvement allowance	253,889	268,889
	$4,069,116	$5,543,499

8.       Long-term debt

In May 2011, the Company paid the balance remaining on its long-term loan outstanding with First National Bank (“FNB”), an independent financial institution in Pierre, South Dakota, the proceeds of which the Company used to purchase assets at its Fargo, North Dakota restaurant.  Such payment was made with the proceeds of the Company’s sale of 3,000,000 shares of convertible preferred stock to CDP.  A second loan agreement with FNB, which was secured by the personal property and fixtures at the Company’s Davenport, Iowa restaurant, was paid in full in January 2011.

In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000.  The note was issued to secure the liquor license for the Company’s restaurant located in South Bend, Indiana.

In May 2011, approximately $641,500 of the Company’s indebtedness to Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, “Harmony”), was converted into 213,784 shares of the Company’s common stock at a conversion price of $3.00 per share.  Such issuance extinguished the remaining balance and accrued interest thereon of the bridge loan agreement dated March 30, 2009, as amended, with Harmony, a group of accredited investors of which Joel C. Longtin, a director of the Company, and Eugene E. McGowan, a former director of the Company, have beneficial interests.  At the time of its entry into the bridge loan agreement, the Company issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.

In December 2010, the Company entered into a lease termination agreement with the mall owner of its Rogers, Arkansas property.  Pursuant to this lease termination agreement, the Company issued a $400,000 five-year promissory note.

In March 2011, the Company entered into a lease termination agreement with DCM, the developer of its Rogers, Arkansas restaurant.  Pursuant to this lease termination agreement, the Company issued a $1.0 million 20-year promissory note.

In March 2011, the Company entered into a $1.3 million loan agreement with First Midwest Bank (“FMB”), an independent financial institution in Sioux Falls, South Dakota, for the purchase of the buildings and all related improvements associated with its Indianapolis and South Bend, Indiana restaurants.

In May 2011, the Company entered into a $10.0 million credit agreement with Fifth Third Bank, an Ohio banking corporation, secured by liens on the Company’s subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The credit agreement provides for a secured term loan in the amount of $5.0 million, which was advanced in a single borrowing on May 10, 2011, and a secured line of credit agreement in the amount of $5.0 million, none of which has been utilized by the Company.  Subject to the terms and conditions of the credit agreement, the bank has also agreed to issue standby letters of credit in an aggregate undrawn face amount up to $100,000, subject to reduction or modification.  The line of credit loan and the term loan agreements mature on May 9, 2014.  The term and credit line loans require the payment of interest at the Company’s option at (a) a fluctuating per annum rate equal to (i) a base rate plus 3.5% per annum or (ii) LIBOR plus 6.0% per annum, and (b) the term loan interest may also be paid at a fixed rate of 6.75%.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans).  The Company pays a line of credit commitment fee equal to the difference between the total line of credit commitment and the amount outstanding under the line of credit, plus outstanding letters of credit, equal to either 0.50% of the unused line if the outstanding balance of the line is equal to or less than 50% of the total line of credit commitment, or 0.375% of the unused line of credit commitment (if the outstanding balance of the line of credit is greater than 50% of the total line of credit commitment).  The Company is obligated to make principal payments on the term loan in equal installments on the last day of March, June, September and December in each year commencing with the calendar quarter ending December 31, 2011, in the amount of $178,571 and a final payment of principal and interest on May 9, 2014.  Principal under the line of credit loan is paid in equal quarterly installments commencing on March 31, 2012 at a rate sufficient to amortize the principal balance of the line of credit loan over an 84-month period with a final payment of all principal and interest due on May 9, 2014. The amortization schedule on the line of credit loan will adjust on an annual basis at the end of each loan year.

As of June 28, 2011 and December 28, 2010, the balances, interest rates and maturity dates of the Company’s long-term debt were as follows:

	June 28, 2011	December 28, 2010
Davenport (FNB)
Balance	$—	$11,896
Annual interest rate	N/A	5.50%
Maturity date	N/A	1/6/2011

Fargo (FNB)
Balance	$—	$1,129,883
Annual interest rate	N/A	8.75%
Maturity date	N/A	8/15/2011

South Bend (Liquor license)
Balance	$240,113	$242,029
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023

Harmony (Bridge loan)
Balance	$—	$748,479
Annual interest rate	N/A	9.00%
Maturity date	N/A	12/1/2011

Rogers (GGP)
Balance	$356,779	$—
Annual interest rate	6.00%	N/A
Maturity date	8/1/2015	N/A

Rogers (DCM)
Balance	$997,419	$—
Annual interest rate	5.00%	N/A
Maturity date	8/1/2030	N/A

South Bend/Indianapolis (FMB)
Balance	$1,313,067	$—
Annual interest rate	5.00%	N/A
Maturity date	1/1/2018	N/A

Fifth Third Bank
Balance	$5,000,000	$—
Annual interest rate	6.75%	N/A
Maturity date	5/9/2014	N/A

Future maturities of long-term debt, exclusive of interest, are as follows:

Year ending:
2011	$76,789
2012	874,543
2013	1,062,291
2014	3,572,001
2015	156,844
Thereafter	2,164,910
$7,907,378

9.                         Capital leases

As of June 28, 2011, the Company operated 21 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, three in 2024, three in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods.  Nineteen of these lease agreements originated with the Dunham landlords.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

During the first quarter of 2011, the Company entered into rental abatement and amendment agreements concerning its restaurants in Toledo, Ohio and Ft. Wayne, Indiana.  Pursuant to the agreements, the rental amounts for each lease have been reduced through 2018 and the Company was required to pay $515,713 of the $822,616 in rents it withheld during negotiations in 2009 and 2010.  The changes in the terms of these amendments caused the classification of the leases to change from operating to capital (included above). Pursuant to the terms of the lease amendments, the Company recorded additional assets and liabilities of approximately $3.2 million in the aggregate.

During the first quarter of 2011, the Company entered into a long-term debt agreement related to the building and all related improvements associated with its Indianapolis and South Bend, Indiana restaurants.  While the Company retained approximately $1.3 million in assets collateralized by such debt, the Company removed approximately $3.4 million in capital lease assets and capital lease liabilities from its balance sheet.

During the second quarter of 2011, the Company entered into lease amendments for eight of its restaurant leases.  Pursuant to the terms of such amendments, the Company reduced its assets and liabilities by approximately $1.6 million each in the aggregate.

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

In May 2011, the Company used $369,470 of proceeds from the sale of Series A Preferred to CDP to retire the balance remaining on the equipment lease agreement with Carlton Financial Corporation concerning three of its restaurants.  The value of the equipment financed was approximately $3.3 million and the annual interest rate ranged from 12.9% to 19.6%.

In May 2011, the Company paid approximately $8,500 to retire the lease agreement for an energy optimization system at its Maple Grove, Minnesota restaurant. The value of the equipment leased was approximately $30,000.

Included in property and equipment as of June 28, 2011 and December 28, 2010 are the following assets held under capital leases:

	June 28, 2011	December 28, 2010
Land	$18,000	$18,000
Building	33,587,643	35,357,007
Equipment and leasehold improvements	—	3,365,588
	33,605,643	38,740,595
Less accumulated depreciation	(8,909,628)	(9,578,404)
	$24,696,015	$29,162,191

Minimum future lease payments under all capital leases are as follows:

Year ending:	Capital Leases
2011	$2,541,185
2012	4,262,114
2013	4,174,742
2014	4,218,210
2015	4,144,116
Thereafter	49,214,650
Total minimum lease payments	68,555,017
Less amount representing interest	(37,629,459)
Present value of net minimum lease payments	30,925,558
Less current portion	(675,274)
Long-term portion of obligations	$30,250,284

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

10.                  Commitments and contingencies

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of August 10, 2011, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

Employment agreements

On May 11, 2011, the Company entered into employment agreements with Robert J. Doran, its chief executive officer, and Dean S. Oakey, its chief concept officer.  Each agreement provides for employment with the Company through December 31, 2012, to be extended for additional one-year terms upon the mutual agreement of the Company and the executive.  Each executive is entitled to severance benefits including one year of base compensation if his employment is terminated without cause or for good reason, including upon a change in control, in addition to the balance of the executive’s compensation for the remainder of the term.  The agreements provide for an annual base salary, which may be increased by the Company’s board of directors, eligibility for an annual bonus of up to 50% of base salary based on achieving performance targets determined by the Company’s compensation committee, participation in the Company’s other employee benefit plans and expense reimbursement.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.  The annual base salaries for such executives have been set as follows: Mr. Doran ($355,000) and Mr. Oakey ($300,000).

On May 10, 2011, the Company entered into an amended and restated employment agreement with Steven J. Wagenheim.  This amended and restated agreement serves to address Mr. Wagenheim’s new position as president and founder of the Company.  The amendment also provides that the consummation of the CDP transaction does not constitute a “change in control” under his employment agreement.

Mr. Wagenheim, James G. Gilbertson, the Company’s chief financial officer, and Darius H. Gilanfar, its chief operating officer, have agreements with the Company that provide for their employment on an at-will basis. Each agreement, as amended, provides that the executive will have employment through October 6, 2012.  Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term.  Each employment agreement is automatically extended for a one-year term unless either the Company or the executive gives at least 60 days’ notice to the other of an intent not to extend. If the Company elects not to extend the executive’s employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive’s employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term.  The agreements also provide for a base annual salary which may be increased by the Company’s board of directors, incentive compensation as determined by the Company’s compensation committee from time to time, and participation in the Company’s other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of the Company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter. As of August 10, 2011, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

Related party guarantees

One of the Company’s directors and one former director have personally guaranteed certain of the Company’s leases and loan agreements.  The Company’s board of directors agreed to compensate Steven J. Wagenheim, the Company’s president, founder and one of its directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006.  As of May 10, 2011, each of such loans had been paid in full and no additional compensation expense related to such loans will accrue.  During the first half of fiscal years 2011 and 2010, the Company recorded $6,495 and $18,272 of such compensation in general and administrative expense, respectively, and paid $100 and $105,000 of such compensation, respectively.

Development agreement

In April 2008, the Company entered into a development agreement with United Properties Investment LLC (“United Properties”) for the development of up to 22 restaurants to be built between 2009 and 2012.  United Properties will be responsible for all costs related to the land and building of each restaurant.  The development agreement provides for a cooperative process between United Properties and the Company’s management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved.  The annual lease rate for fee-simple land and building developments will be 9.5% and the Company will have the right of first offer to purchase these restaurants.  Additionally, in the event United Properties sells one of the buildings that it develops for the Company at an amount in excess of the threshold agreed to by the parties in the agreement, then the Company will share in the profits of that sale.  The Company assumes no liability in the event United Properties sells a building at a loss.  The Company is not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  The Company can, however, use another developer if United Properties declines to build a particular restaurant.  The Company currently has no sites under development pursuant to this agreement.

Purchase Commitments

The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.  As of June 28, 2011, the Company’s future obligations under such contracts aggregated approximately $1.0 million.

11.       Stock option plans

On June 18, 2011, the remaining options to purchase 7,500 shares of common stock that were outstanding under the 1997 Director Stock Option Plan expired unexercised.  For service in 2011, each non-employee director was awarded a stock option for the purchase of 3,000 shares of common stock, exercisable for a period of ten years, under the Amended and Restated Equity Incentive Plan.

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, pursuant to which employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, may receive various types of awards including options to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of June 28, 2011 was 1,275,000.  As of June 28, 2011, there were options outstanding under the plan for the purchase of 1,194,119 shares.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

In May 2011, the Company’s shareholders approved a one-time stock option exchange program for employees under its Amended and Restated Equity Incentive Plan.  Under such program, which was completed on June 23, 2011, outstanding options held by employees for the purchase of 188,696 shares of common stock with exercise prices in excess of $6.00 per share were voluntarily exchanged by such holders for new options for the purchase of the same number of shares of common stock at an exercise price of $2.00 per share.  The new options will vest in full on December 28, 2011, one year following the date of approval of the option exchange program by the Company’s board of directors.

A summary of the status of the Company’s stock options as of June 28, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 29, 2009	394,019	$16.07	6.6 years	$78,467

Granted	823,496	2.15	9.6 years
Exercised	—	—
Forfeited	(96,126)	12.14
Outstanding at December 28, 2010	1,121,389	$6.19	8.5 years	$68,433

Granted	155,500	3.54	7.9 years
Issued upon exchange	188,696	2.00	4.6 years
Forfeited upon exchange	(188,696)	23.15
Exercised	(17,580)	2.14
Forfeited	(61,857)	7.80
Outstanding at June 28, 2011	1,197,452	$2.48	8.1 years	$1,071,559

Options exercisable at December 28, 2010	364,109	$13.87	6.7 years	$19,833
Options exercisable at June 28, 2011	396,817	$3.03	8.1 years	$307,935

Weighted-average fair value of options granted during 2011	$3.13

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on June 28, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2011.  As of June 28, 2011, there was approximately $950,661 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $426,060 is expected to be recognized during the remainder of fiscal year 2011, $360,213 in fiscal year 2012, $130,060 in fiscal year 2013, $30,724 in fiscal year 2014 and $3,604 in fiscal year 2015.

The following table summarizes information about stock options outstanding at June 28, 2011:

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00 - $6.00	1,184,036	8.2 years	$2.27	383,776	$2.39
$6.01 - $12.00	—	—	—	—	—
$12.01 - $18.00	4,166	2.7 years	$14.21	3,791	$14.40
$18.01 - $24.00	—	—	—	—	—
$24.01 - $30.00	7,500	0.0 years	$24.00	7,500	$24.00
$30.01 - $36.00	750	3.7 years	$25.86	750	$25.86
$36.01 - $42.00	1,000	0.5 years	$31.02	1,000	$31.02
Total	1,197,452	8.1 years	$2.48	396,817	$3.03

12.       Common stock warrants

During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  Pursuant to the anti-dilution provisions of such agreements, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price came to be $1.60 per share.  As of June 28, 2011, warrants for the purchase of 37,309 shares with exercise prices ranging from $1.58 to $3.00 per share had been exercised and warrants for the purchase of 163,816 shares remained unexercised.

Pursuant to the Harmony bridge loan agreement entered into in March 2009, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  Such warrants became exercisable September 30, 2009, and remained unexercised at June 28, 2011.

In the second quarter of 2011, the Company entered into lease amendments with certain of its landlords.  In consideration of more favorable lease terms and conditions, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The number of shares purchasable under these warrants is 40,000 and the exercise price is $3.32 per share.

As of June 28, 2011, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.85 per share.

13.                    Equity

In May 2011, the Company completed a preferred stock financing transaction with CDP, in which it issued 3,000,000 shares of Series A Preferred to CDP for $9.0 million pursuant to a stock purchase agreement.  CDP acquired control of the Company through its purchase of the newly issued preferred stock and a related shareholder and voting agreement with DHW.  On the same date, the Company completed its previously announced common stock repurchase from DHW by repurchasing 3,000,000 shares of common stock for approximately $7.1 million pursuant to a stock repurchase agreement.

The Series A Preferred the Company issued to CDP has preference over the common stock in the event of an involuntary or voluntary liquidation or dissolution of the Company.  The Company is obligated to pay 9% dividends on the Series A Preferred through 2013, one-half of which is in the form of common stock.  Prior to conversion, the holder of Series A Preferred is entitled to 0.77922 votes per preferred share on all matters submitted to our shareholders, subject to proportionate adjustment upon adjustment to the conversion price under the certificate of designation upon a stock split or reverse stock split.  Finally, each share of Series A Preferred is convertible into two shares of the Company’s common stock at the holder’s option prior to December 31, 2014, and is automatically convertible on the first business day on or after December 31, 2014, on which the average closing sale prices of our common stock for the trading days within the 90 calendar day period ending on the date prior to the automatic conversion date is greater than $4.00 per share.

On June 30, 2011, the Company paid $58,500 in cash dividends and issued 15,914 shares of its common stock to the preferred shareholders of record on that date.  Such amount was reflected in the liabilities and equity section of the Company’s balance sheet at June 28, 2011.

14.                    Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  Beginning in fiscal year 2009, the Company elected to match 10% of such contributions up to 6% of the participant’s compensation.  In the first half of 2011 and 2010, the Company contributed $6,004 and $7,303 in the aggregate, respectively, under the plan.

ITEM 2       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to our Cautionary Statement contained within our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011 for additional factors known to us that may cause actual results to vary.

Overview

We are a Modern American upscale casual restaurant chain.  As of June 28, 2011, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.

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

In May 2011, we completed our previously announced transaction with Concept Development Partners LLC (“CDP”) whereby we issued $9.0 million of newly issued Series A Convertible Preferred Stock (“Series A Preferred”) to CDP, entered into a $10.0 million credit agreement with the Fifth Third Bank providing for senior credit facilities, repurchased 3,000,000 shares of common stock from DHW Leasing, L.L.C. (“DHW”) for approximately $7.1 million, and purchased real property in Troy, Michigan from DHW for approximately $2.6 million.  We believe the transaction with CDP will allow us to gain revenue by adding space at key existing restaurant locations, building new restaurants in select markets, and improving the efficiency of our operations through upgraded technology. We also believe the CDP transaction will improve our capital position and provide financing for a sustained, strategic growth plan that will also allow us to lessen turnover of seasoned store managers.

Through its purchase of the newly issued Series A Preferred and a related shareholder and voting agreement with DHW, CDP acquired control of our company.  As of August 10, 2011, CDP beneficially owned approximately 72.1% of our common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, and 15,914 shares of common stock issued to CDP as dividend shares on June 30, 2011.

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent.  We have implemented marketing initiatives designed to increase brand awareness and help drive guest traffic.  We believe these initiatives contributed to the increase in sales and guest traffic in fiscal year 2010 over that of 2009, as well as the increase in both sales and guest traffic in the first half of 2011 over the first half of 2010.

We believe that our operating results will fluctuate significantly because of several factors, including the operating results of our restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, nutritional concerns and discretionary spending patterns, competitive factors, the skill and the experience of our restaurant-level management teams, the maturity of each restaurant, adverse weather conditions in our markets, and the timing of any future restaurant openings and related expenses.

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  The second quarters of 2011 and 2010 each included 338 operating weeks, which is the sum of the actual number of weeks each restaurant operated.  The first half of 2011 and 2010 each included 676 operating weeks.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen and twenty-six weeks ended June 28, 2011 and June 29, 2010:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2011	2010	2011	2010

Restaurant revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.5	27.8	27.2	27.6
Labor	33.8	33.9	34.3	34.2
Direct restaurant operating	14.5	13.8	14.5	14.1
Occupancy	7.9	9.6	7.2	9.7
Total cost of sales	83.7	85.1	83.2	85.6

General and administrative	8.1	7.1	8.0	7.1
Depreciation and amortization	6.4	6.4	6.5	6.5
Exit or disposal activities	0.1	0.6	(0.4)	0.6
Loss (gain) on disposal of assets	0.0	(0.1)	(0.2)	(0.2)
Operating income	1.7	1.0	2.9	0.4

Interest:
Income	0.0	0.0	0.0	0.0
Expense	(3.5)	(3.5)	(4.0)	(3.6)
Net interest expense	(3.5)	(3.5)	(4.0)	(3.6)

Net loss	(1.8)%	(2.5)	(1.1)%	(3.2)%

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

Results of operations for the thirteen and twenty-six weeks ended June 28, 2011 and June 29, 2010

Revenue

We generated $24,033,415 and $23,219,069 of revenue during the second quarters of 2011 and 2010, respectively.  The 3.5% increase in the second quarter of 2011 revenue was primarily the result of an increase in guest traffic of approximately 4.1% as well as a slight menu price increase at the end of fiscal year 2010.  Average weekly revenue per restaurant increased $2,410 from $68,695 in the second quarter of 2010 to $71,105 in the second quarter of 2011.

During the first half of 2011 we generated $47,127,047 of revenue compared to $45,458,432 in the first half of 2010.  The 3.7% increase in the first half of 2011 revenue was primarily the result of an increase in guest traffic of approximately 3.5% as well as a slight menu price increase at the end of fiscal year 2010.  Average weekly revenue per restaurant increased $2,469 from $67,246 in the first half of 2010 to $69,715 in the first half of 2011

We expect that restaurant revenue will vary from quarter to quarter.  Continued seasonal fluctuations in restaurant revenue are due in part to increased outdoor seating and weather conditions.  Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of any future restaurant openings to cause fluctuations in restaurant revenue.  Additionally, other factors outside of our control, such as timing of holidays, consumer confidence in the economy and changes in consumer preferences may affect our future revenue.

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 0.3% to 27.5% in the second quarter of 2011 from 27.8% in the second quarter of 2010.  Such costs decreased 0.4% as a percentage of revenue to 27.2% in the first half of 2011 from 27.6% in the first half of 2010.  While we experienced slight cost increases, primarily in wine, bottled beer, and dairy, such increases were more than offset by decreases in tap beer, soft drink, chicken, produce and liquor costs.  While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.

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

Our labor costs, as a percentage of revenue, decreased 0.1% to 33.8% in the second quarter of 2011 from 33.9% in the second quarter of 2010.  Such costs increased 0.1% as a percentage of revenue to 34.3% in the first half of 2011 from 34.2% in the first half of 2010.  While our total hourly labor expense decreased as a percent of revenue for the first half of 2011, employee benefits, particularly non-cash stock-based compensation expense, increased as a percentage of revenue for that period.  Non-cash stock-based compensation was $139,631 in the first half of 2011 compared to $76,527 in the first half of 2010.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense, as a percentage of revenue, increased 0.7% to 14.5% in the second quarter of 2011 from 13.8% in the second quarter of 2010.  Such costs increased 0.4% as a percentage of revenue to 14.5% in the first half of 2011 from 14.1% in the first half of 2010.  Decreases in utilities, printing and linen/laundry services were more than offset by increases in paper and plastic and marketing costs.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, decreased 1.7% as a percentage of revenue to 7.9% in the second quarter of 2011 from 9.6% in the second quarter of 2010.  Such costs decreased 2.5% as a percentage of revenue to 7.2% in the first half of 2011 from 9.7% in the first half of 2010.  Our occupancy cost decreased due to the conversion of many of our leases from operating leases to capital leases.  As capital leases, a portion of the lease expense is recorded as interest expense and reduction of liability.  As operating leases, all lease expense is recorded as an occupancy cost included in rent expense.  During the second half of 2010 and early 2011, lease amendments we entered into with the Dunham landlords caused the classification of six leases to change from operating leases to capital leases.  As a result, we expect our rent expense to remain lower and our interest expense to remain higher than such expenses were in 2010.  Additionally, in the second quarter of 2011, we entered into lease amendments which reduced the monthly payments for eight of our restaurant properties.

In the first quarter of 2011, we entered into rental abatement agreements for our restaurants in Toledo, Ohio and Ft. Wayne, Indiana.  Pursuant to the agreements, we were required to pay $515,713 of the $822,616 in rents we had recorded as expense and withheld during negotiations in 2009 and 2010.  As such, we wrote off the remaining deferred rents of approximately $307,000 to occupancy.

Also included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term.  This non-cash rent expense of $77,402 and $550,093 is included in occupancy costs in the first half of 2011 and 2010, respectively.  The $472,691 decrease in non-cash rent expense was due primarily to the changes in lease terms and conditions pursuant to lease amendments.

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

General and administrative expense increased $278,401 to $1,937,442 in the second quarter of 2011 from $1,659,041 in the second quarter of 2010.  Such expenses increased $536,004 to $3,751,048 in the first half of 2011 from $3,215,044 in the first half of 2010.  Of this year-to-date increase, $123,181 was non-cash stock-based compensation for employees and non-employee board members.  As a percentage of revenue, general and administrative expenses increased 1.0% in the second quarter of 2011 and 0.9% in the first half of 2011 over the respective periods in 2010.  The primary sources of such increases were expenses related to employee compensation, consulting and recruiting, office technology and travel.

As we seek new ways to build revenue, we will continue to closely monitor our general and administrative costs and attempt to reduce these expenses as percent of revenue while preserving an infrastructure that remains suitable for our current operations.  Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios to return to levels more consistent with the industry, allowing us to better manage our employee costs.  To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses.

Depreciation and amortization

Depreciation and amortization expense increased $62,656 to $1,542,759 in the second quarter of 2011 from $1,480,103 in the second quarter of 2010, due principally to the conversion of several leases from operating leases to capital leases.  With such conversions, we expect our depreciation expense will be higher in 2011 compared to 2010.  As a percentage of revenue, depreciation expense remained steady at 6.5% in the first half of each of 2011 and 2010.

Exit or disposal activities

In August 2008, we closed our Rogers, Arkansas restaurant, which failed to generate positive cash flow since opening in October 2007.  In the first quarter of 2011, we entered into lease termination agreements regarding this property.  The lease termination agreement with the mall owner required us to pay $159,075 in cash and $400,000 payable under a five-year promissory note with an annual interest rate of 6.0%.  In order to offset the property development costs incurred by DCM, we entered into a lease termination agreement whereby we are required to pay DCM $1.0 million under a 20-year promissory note with an annual interest rate of 5.0%. Interest payments related to these termination agreements will be recorded as exit and disposal activities.  Pursuant to such agreements, we will incur no further costs associated with the property and have relinquished all equipment at the site.  We have written off all remaining assets, deferred rents and the sublease liability related to the Rogers property.  As such, in the first quarter of 2011, we recorded a reduction of assets of approximately $545,000, a reduction of liabilities of approximately $713,000 and income of approximately $168,000.  As of June 28, 2011, our future undiscounted cash payments under the terms of the lease termination agreements were approximately $2.0 million.

In May 2008, we entered into a 20-year net lease agreement relating to the restaurant we had planned to open in Troy, Michigan.  However, in February 2009, we decided not to build on that site, and as part of an agreement with the Dunham landlords, which was amended in January 2011, we agreed to reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site.  In May 2011, we purchased the approximately two-acre site, together with all plans, permits and related assets associated with the property in “As Is” condition, from DCM for the sum of approximately $2.6 million.  Such sum included all closing costs of the real estate transaction and the previously unpaid carrying cost of approximately $740,100, which we had accrued and included in “accrued exit or disposal activities” on our balance sheet.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Net interest expense increased $22,650 to $833,054 in the second quarter of 2011 from $810,404 in the second quarter of 2010.  Such expense increased $222,380 to $1,876,046 in the first half of 2011 from $1,653,673 in the first half of 2010.  This increase was due to the reclassification of several of our leases from operating leases to capital leases.  As a result of such reclassifications, expense that was recorded as occupancy expense in the second quarter of 2010 was recorded as interest expense in the second quarter of 2011.  We expect our interest expense related to our restaurant properties to be higher and our occupancy expense to be lower in 2011 compared to 2010 due to such lease reclassifications.

Liquidity and capital resources

As of June 28, 2011, we had $1,563,494 of cash and a working capital deficit of $6,281,153 compared to $3,104,320 of cash and a working capital deficit of $9,197,110 at December 28, 2010.  As of August 10, 2011, we had additional cash availability of $5.0 million under our secured line of credit facility with Fifth Third Bank.

During the twenty-six weeks ended June 28, 2011, we obtained $2,444,909 of net cash through financing activities.  Such funds were made up of $9.0 million in cash proceeds from the sale of our Series A Preferred, the receipt of $5.0 million in proceeds from a loan agreement with Fifth Third Bank and $94,823 of cash from the exercise of options and warrants, offset in part by payments we made on our debt and capital lease obligations aggregating $2,187,326, $7,050,000 of cash used to repurchase 3,000,000 shares of our common stock and $2,412,589 of cash for costs associated with the CDP transaction.  We used $374,439 of net cash in operating activities and $3,611,296 of cash for debt issuance costs and to purchase property and equipment.

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

Stock Purchase Agreement and Stock Repurchase Agreement:

In May 2011, we completed our previously announced transaction with CDP whereby we issued 3,000,000 shares of Series A Preferred for $9.0 million, each share of which is convertible into two shares of our common stock, equivalent to a conversion price of $1.50 per share.  Such preferred stock has preference over the common stock in the event of an involuntary or voluntary liquidation or dissolution of our company.  We are obligated to pay 9% dividends on the preferred stock through 2013, one-half of which is in the form of common stock.  Prior to conversion, the holder of Series A Preferred is entitled to 0.77922 votes per preferred share on all matters submitted to our shareholders, subject to proportionate adjustment upon adjustment to the conversion price under the certificate of designation upon a stock split or reverse stock split.  Finally, each share of Series A Preferred is convertible into two shares of our common stock at the holder’s option prior to December 31, 2014, and is automatically convertible on the first business day on or after December 31, 2014, on which the average closing sale prices of our common stock for the trading days within the 90 calendar day period ending on the date prior to the automatic conversion date is greater than $4.00 per share.

Through its purchase of newly issued preferred stock and a related shareholder and voting agreement with DHW, CDP acquired control of our company.  As of August 10, 2011, CDP beneficially owned approximately 72.1% of our common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, and 15,914 shares of common stock issued to CDP as dividend shares on June 30, 2011.

On the same day, we completed our previously announced common stock repurchase from DHW by repurchasing 3,000,000 shares of common stock for approximately $7.1 million pursuant to a stock repurchase agreement.  Pursuant to separate agreements with DCM, we restructured six of our existing leases to provide significant rent reductions and for options to purchase certain restaurant lease interests.  Additionally, we purchased the approximately two-acre site in Troy, Michigan, together with all plans, permits and related assets associated with the property in “As Is” condition, from DCM for the sum of approximately $2.6 million.  Such sum included all closing costs of the real estate transaction and the previously unpaid carrying cost of approximately $740,100 which we had accrued and included in “accrued exit or disposal activities” on our balance sheet.

Credit Facility:

In May 2011, we entered into a $10.0 million credit agreement with Fifth Third Bank, an Ohio banking corporation, secured by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The credit agreement provides for a secured term loan in the amount of $5.0 million, which was advanced in a single borrowing on May 10, 2011, and a secured line of credit agreement in the amount of $5.0 million, none of which has been utilized by our company.  Subject to the terms and conditions of the credit agreement, the bank has also agreed to issue standby letters of credit in an aggregate undrawn face amount up to $100,000, subject to reduction or modification.  The line of credit loan and the term loan agreements mature on May 9, 2014.  The term and credit line loans requires the payment of interest at our option at (a) a fluctuating per annum rate equal to (i) a base rate plus 3.5% per annum or (ii) LIBOR plus 6.0% per annum, and (b) the term loan interest may also be paid at a fixed rate of 6.75%.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans).  We pay a line of credit commitment fee equal to the difference between the total line of credit commitment and the amount outstanding under the line of credit, plus outstanding letters of credit, equal to either 0.50% of the unused line if the outstanding balance of the line is equal to or less than 50% of the total line of credit commitment, or 0.375% of the unused line of credit commitment (if the outstanding balance of the line of credit is greater than 50% of the total line of credit commitment).  We are obligated to make principal payments on the term loan in equal installments on the last day of March, June, September and December in each year commencing with the calendar quarter ending December 31, 2011, in the amount of $178,571 and a final payment of principal and interest on May 9, 2014.  Principal under the line of credit loan is paid in equal quarterly installments commencing on March 31, 2012 at a rate sufficient to amortize the principal balance of the line of credit loan over an 84-month period with a final payment of all principal and interest due on May 9, 2014. The amortization schedule on the line of credit loan will adjust on an annual basis at the end of each loan year.

Funding Operations and Expansion:

During fiscal year 2010 and the first half of 2011, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  We continue to evaluate strategies for growth under the assumption that we will continue to generate positive cash flow from existing operations.  Under such assumption and with the credit facility available to us, we are looking at a variety of alternatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.  Furthermore, we believe the opportunity exists to begin increasing our number of restaurants and thereby our future revenue and cash flow.  In addition, we believe such expansion will lessen turnover and related costs as we will be able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

We expect to generate additional revenue through new store growth, primarily within our existing geographic footprint.  We recently received approval from the city of Troy, Michigan to construct a new Granite City restaurant on the property we own in Troy.  We expect to open such restaurant in 2012.  We are analyzing other potential new restaurant sites and expect to increase revenue through expansion.  We will also seek to generate additional revenue by enhancing our existing store operations through, for example, the addition of private dining rooms for events and regular dining and increasing the seating capacity of bar areas.  We continue evaluating the costs of these potential capital enhancements relative to the projected revenue gains, thereby determining the expected return on investment of these potential store modifications.  We have identified five to eight existing restaurants where we believe the modifications would meet these criteria.

We also believe that we may be able to operate existing and future stores more efficiently through technological improvements in our table management and kitchen operations.  The goal of these improvements would be to increase table turnover, provide a higher level of service to our customers, improve overall dining experience, increase our sales, and improve our financial condition.

The above objectives assume that, in addition to the credit facility we have, we continue to generate positive cash flow.  If we cease generating positive cash flow, our business could be adversely affected and we may be required to alter or cease our plans for expansion, store modifications and technological improvements.  Our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we may require additional equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon our ability to generate working capital.

Commitments

Long-term debt:

In May 2011, we paid the balance remaining on our long-term loan outstanding with First National Bank, an independent financial institution in Pierre, South Dakota, the proceeds of which we used to purchase assets at our Fargo, North Dakota restaurant.  Such payment was made with the proceeds of our sale of 3,000,000 shares of convertible preferred stock to CDP.  A second loan agreement with First National Bank, which was secured by the personal property and fixtures at our Davenport, Iowa restaurant, was paid in full in January 2011.

As of June 28, 2011, the balance on our promissory note to an Indiana general partnership secured by the liquor license at our South Bend, Indiana restaurant was $240,113.  Such note matures in September 2023 and carries an annual interest rate of 8.0%.

In May 2011, approximately $641,500 of our indebtedness to Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, “Harmony”), was converted into 213,784 shares of our common stock at a conversion price of $3.00 per share.  Such issuance extinguished the remaining balance and accrued interest thereon of the bridge loan agreement dated March 30, 2009, as amended, with Harmony, a group of accredited investors of which Joel C. Longtin, one of our directors, and Eugene E. McGowan, one of our former directors, have beneficial interests.  At the time of our entry into the bridge loan agreement, we issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.

In December 2010, we entered into a lease termination agreement with the mall owner of our Rogers, Arkansas property.  Pursuant to this lease termination agreement, we issued a $400,000 five-year promissory note with an annual interest rate of 6.0%.  As of June 28, 2011, the balance of the promissory note was $356,779.

In March 2011, we entered into a lease termination agreement with DCM, the developer of our Rogers, Arkansas restaurant.  Pursuant to this lease termination agreement, we issued a $1.0 million 20-year promissory note with an annual interest rate of 5.0%.  As of June 28, 2011, the balance of the promissory note was $997,419.

In March 2011, we entered into a $1.3 million loan agreement with First Midwest Bank, an independent financial institution in Sioux Falls, South Dakota, for the purchase of the buildings and all related improvements associated with our Indianapolis and South Bend, Indiana restaurants.  The note requires us to pay interest at an annual rate of 5.0% and matures in January 2018.  The balance of such note at June 28, 2011 was $1,313,067.

Capital Leases:

Property leases

As of June 28, 2011, we operated 21 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, three in 2024, three in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods.  Nineteen of these lease agreements originated with the Dunham landlords.  Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

Equipment leases

In May 2011, we used $369,470 of proceeds from the sale of Series A Preferred to CDP to pay off in full the balance remaining on the equipment lease agreement with Carlton Financial Corporation concerning three of our restaurants.  The value of the equipment financed was approximately $3.3 million and the annual interest rate ranged from 12.9% to 19.6%.

In May 2011, we paid approximately $8,500 to pay off in full the lease agreement for an energy optimization system at our Maple Grove, Minnesota restaurant. The value of the equipment leased was approximately $30,000.

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

We lease the land upon which we operate our restaurant in South Bend and Indianapolis, Indiana.  Annual lease payments are $275,364 and $306,176, respectively, and such leases expire in 2028 and 2024, respectively.  Each lease has renewal options for additional periods.

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

Personal Guaranties:

Our board of directors agreed to compensate Steven J. Wagenheim, our, president, founder and one of our directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006.  The amount of annual compensation for each of these guarantees was 3% of the balance of the obligation and was calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period.  As of May 10, 2011, each of such loans had been paid in full and no additional compensation expense related to such loans will accrue.  During the first half of fiscal years 2011 and 2010, we recorded $6,495 and $18,272 of such compensation in general and administrative expense, respectively, and paid $100 and $105,000 of such compensation, respectively.

Employment Agreements:

On May 11, 2011, we entered into employment agreements with Robert J. Doran, our chief executive officer, and Dean S. Oakey, our chief concept officer.  Each agreement provides for employment with our company through December 31, 2012, to be extended for additional one-year terms upon the mutual agreement of our company and the executive.  Each executive is entitled to severance benefits including one year of base compensation if his employment is terminated without cause or for good reason, including upon a change in control, in addition to the balance of the executive’s compensation for the remainder of the term.  The agreements provide for an annual base salary, which may be increased by our board of directors, eligibility for an annual bonus of up to 50% of base salary based on achieving performance targets determined by our compensation committee, participation in our company’s other employee benefit plans and expense reimbursement.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.  The annual base salaries for such executives have been set as follows: Mr. Doran ($355,000) and Mr. Oakey ($300,000).

On May 10, 2011, we entered into an amended and restated employment agreement with Steven J. Wagenheim.  This amended and restated agreement serves to address Mr. Wagenheim’s new position as president and founder of our company.  The amendment also provides that the consummation of the CDP transaction does not constitute a “change in control” under his employment agreement.

Mr. Wagenheim, James G. Gilbertson, our chief financial officer, and Darius H. Gilanfar, our chief operating officer, have agreements with our company providing for their employment on an at-will basis.  Each agreement, as amended, provides that the executive will have employment through October 6, 2012.  Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term.  Each employment agreement is automatically extended for a one-year term unless either our company or the executive gives at least 60 days’ notice to the other of an intent not to extend. If our company elects not to extend the executive’s employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive’s employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term.  The agreements also provide for a base annual salary which may be increased by our board of directors, incentive compensation as determined by our compensation committee from time to time, and participation in our company’s other employee benefit plans.  In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of our company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.  As August 10, 2011, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

Development Agreement:

In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012.  United Properties will be responsible for all costs related to the land and building of each restaurant.  The development agreement provides for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location is approved.  The annual lease rate for fee-simple land and building developments will be 9.5% and we will have the right of first offer to purchase these restaurants.  Additionally, in the event United Properties sells one of the buildings that it develops for us at an amount in excess of the threshold agreed to by the parties in the agreement, then we will share in the profits of that sale.  We assume no liability in the event United Properties sells a building at a loss.  We are not bound to authorize the construction of restaurants during that time period, but generally cannot use another developer to develop or own a restaurant as long as the development agreement is in effect.  We can, however, use another developer if United Properties declines to build a particular restaurant.  We currently have no sites under development pursuant to this agreement.

Off- balance sheet arrangements:

We have not entered into any off-balance sheet arrangements as it is not our business practice to do so.

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements and the timeframe within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of our company coupled with a termination of employment or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
		Fiscal Year	Fiscal Years	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt, principal	$7,907,378	$76,789	$1,936,834	$3,728,844	$2,164,911
Interest on long-term debt	2,003,964	246,395	854,226	327,448	575,896
Capital lease obligations, including interest	68,555,017	2,541,185	8,436,857	8,362,326	49,214,649
Operating lease obligations, including interest	65,153,457	2,105,703	8,395,560	8,583,888	46,068,306
Purchase contracts*	1,031,911	181,383	443,301	190,416	216,810
Loan guarantee	21,191	21,191	—	—	—
Total obligations	$144,672,919	$5,172,646	$20,066,778	$21,192,922	$98,240,572

*While we are contractually obligated to make these purchases, we have the contractual right to defer such purchases into later years.  However, if we defer such purchases into later years, we may incur additional charges.

Certain amounts do not sum due to rounding.

During fiscal year 2010 and the first half of 2011, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  In connection with the sale of Series A Preferred to CDP, we have been to be able to lower our occupancy cost.  Although we expect to increase our number of restaurants through expansion, we believe that our credit facility and the cash generated from existing operations we will be sufficient to fund our current obligations.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the appropriate application of certain accounting policies, which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to the financial statements.

We believe the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates, including those related to inventory, long-lived assets, and revenue recognition, are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our critical accounting policies and estimates are discussed in and should be read in conjunction with our annual report on Form 10-K, as filed with the SEC on February 28, 2011, which includes audited consolidated financial statements for our 2010 and 2009 fiscal years. There have been no material changes to the critical accounting policies and estimates disclosed in the 2010 Form 10-K.

Recent Accounting Pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

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

Changes in interest rates:

Pursuant to the terms of our long-term debt agreement with an independent financial institution, we will have a balloon payment due of approximately $3.2 million in May 2014.  If it becomes necessary to refinance such balloon balance, we may not be able to secure financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.   As of June 28, 2011, our future obligations under such contracts aggregated approximately $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 28, 2011, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                                               Risk Factors

There have been no material changes with respect to the risk factors set forth in the Cautionary Statement contained within our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2011.

ITEM 2                                                        Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Beyond the unregistered sales of equity securities previously reported on Form 8-K, during the second quarter of 2011, we issued an aggregate of 15,379 shares of common stock upon the exercise for cash of warrants originally granted to certain of our landlords in 2009.  The following summary details such transactions:

Date Warrant	Date Warrant	Exercise	Expiration	Shares Issued
Issued	Exercised	Price	Date	Upon Exercise
2/7/2009	4/4/2011	$1.58	2/7/2014	335
2/10/2009	5/4/2011	$1.59	2/10/2014	5,619
2/10/2009	5/5/2011	$1.59	2/10/2014	691
8/25/2009	5/5/2011	$3.00	8/25/2014	177
2/7/2009	5/11/2011	$1.58	2/7/2014	762
2/7/2009	5/11/2011	$1.58	2/7/2014	669
8/25/2009	5/11/2011	$3.00	8/25/2014	177
2/7/2009	5/11/2011	$1.58	2/7/2014	3,524
2/10/2009	5/11/2011	$1.59	2/10/2014	691
2/7/2009	5/12/2011	$1.58	2/7/2014	1,920
2/10/2009	5/12/2011	$1.59	2/10/2014	345
8/25/2009	5/12/2011	$3.00	8/25/2014	88
2/7/2009	6/24/2011	$1.58	2/7/2014	381

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or the safe harbor of Rule 506 under Regulation D.  The certificates representing such securities contain a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements.  The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the Securities and Exchange Commission.  No discount or commission was paid in connection with the issuance of common stock upon exercise of such warrants.

(c)           During the second quarter of 2011, pursuant to a stock repurchase agreement with DHW Leasing, L.L.C. (“DHW”), we repurchased 3,000,000 shares of common stock from DHW for $7,050,000.  Such repurchase is set forth in the table below.  We repurchased no other shares during the second quarter of 2011 and we have no publicly announced repurchase plans or programs.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (March 30, 2011 — April 26, 2011)	—		N/A	N/A	N/A
Month #2 (April 27, 2011 — May 24, 2011)	3,000,000	(1)	$2.35	N/A	N/A
Month #3 (May 25, 2011 — June 28, 2011)	—		N/A	N/A	N/A
Total	3,000,000	(1)	$2.35	N/A	N/A

(1)   Represents shares purchased in a private transaction pursuant to a stock repurchase agreement.

ITEM 3                                                        Defaults upon Senior Securities

None.

ITEM 4                                                        (Removed and Reserved)

ITEM 5                                                        Other Information

2011 Annual Meeting of Shareholders

We currently expect to hold our 2011 annual meeting of shareholders on October 18, 2011.  In our proxy statement relating to our 2010 annual meeting of shareholders, we disclosed the deadlines by which shareholders must notify us of (1) any proposals to be considered for inclusion in the proxy materials to be distributed by us for our 2011 annual meeting of shareholders and (2) any proposals to be presented for consideration at our 2011 annual meeting of shareholders.  Specifically, we indicated that shareholder proposals must be received by us no later than March 23, 2011 to be considered for inclusion in our proxy materials and no later than June 6, 2011 to be presented for consideration at our meeting.

Because the expected meeting date for our 2011 annual meeting of shareholders represents a change of more than 30 days from the anniversary of our 2010 annual meeting of shareholders held on August 25, 2010, any shareholder proposal that is submitted for consideration for inclusion in the proxy materials to be distributed by us for our 2011 annual meeting of shareholders pursuant to Rule 14a-8 under the Exchange Act must be received by us at our principal executive offices a reasonable time before we begin to print and mail our proxy materials.  Furthermore, for the same reason, any shareholder proposal that is to be presented for consideration at our 2011 annual meeting of shareholders outside the processes of Rule 14a-8 must be received by us at our principal executive offices a reasonable time before we send our proxy materials for our meeting.

We have set the date for receipt of proposals to be considered for inclusion in our proxy materials as the close of business on August 15, 2011.  We have set the date of receipt of proposals to be presented for consideration at our meeting as the close of business on September 1, 2011.  All proposals must be sent by certified mail, return receipt requested, and must be received at the principal executive offices of Granite City Food & Brewery Ltd., 5402 Parkdale Drive, Suite 101, Minneapolis, Minnesota 55416, Attention: Monica A. Underwood, Vice President of Finance and Secretary.  All proposals must conform to the rules and regulations of the SEC.  Under SEC rules, if a shareholder notifies us of his or her intent to present a proposal for consideration at the 2011 annual meeting of shareholders after September 1, 2011, we, acting through the persons named as proxies in the proxy materials for such meeting, may exercise discretionary authority with respect to such proposal without including information regarding such proposal in our proxy materials.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: August 11, 2011	By:	/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer
(As Principal Financial Officer and Duly Authorized Officer of Granite City Food & Brewery Ltd.)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Current Report on Form 8-K, filed on August 31, 2010 (File No. 000-29643)).

3.2	Amended and Restated Bylaws of the Company, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

4.3	Certificate of Designation for Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

10.1	Form of Director Non-Qualified Stock Option Agreement under the Registrant’s Amended and Restated Equity Incentive Plan.

10.2

Credit Agreement by and between the Registrant and Fifth Third Bank, as the Administrative Agent, dated May 10, 2011, including forms of Term Note and Line of Credit Note (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

10.3

Guaranty, Pledge and Security Agreement by and among the Registrant, Fifth Third Bank as Administrative Agent, and the Guarantors, dated May 10, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000- 29643)).

10.4

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

10.6

Executive Employment Agreement by and between the Registrant and Robert J. Doran, dated May 11, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

10.7

Executive Employment Agreement by and between the Registrant and Dean S. Oakey, dated May 11, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

10.8

Amended and Restated Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated May 10, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

31.1	Certification by Robert J. Doran, Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert J. Doran, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements in XBRL format.