Form 10-Q
period 2011-09-27
GRANITE CITY FOOD & BREWERY LTD
filed 2011-11-10
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2011

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

As of November 7, 2011, the issuer had outstanding 4,687,582 shares of common stock.

i

PART I       FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 27,	December 28,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$1,435,333	$3,104,320
Inventory	991,330	896,100
Prepaids and other	993,530	816,607
Total current assets	3,420,193	4,817,027

Deferred transaction costs	—	108,344
Prepaid rent, net of current portion	206,287	245,904
Property and equipment, net	49,114,683	50,153,176
Intangible and other assets	1,420,563	1,138,610
Total assets	$54,161,726	$56,463,061

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,766,890	$2,513,677
Accrued expenses	5,184,494	6,784,542
Accrued exit or disposal activities, current portion	—	139,314
Deferred rent, current portion	450,534	1,410,828
Deferred gain, current portion	30,516	51,532
Line of credit, current portion	68,210	—
Long-term debt, current portion	693,757	1,894,195
Capital lease obligations, current portion	706,920	1,220,049
Total current liabilities	9,901,321	14,014,137

Accrued exit or disposal activities, net of current portion	—	2,193,904
Deferred rent, net of current portion	3,671,027	4,132,671
Deferred gain, net of current portion	190,724	327,044
Line of credit, net of current portion	931,790	—
Long-term debt, net of current portion	7,175,396	227,268
Capital lease obligations, net of current portion	30,059,059	32,110,970
Total liabilities	51,929,317	53,005,994

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding at 9/27/11 and 12/28/10, respectively	30,000	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,654,067 and 7,367,895 shares issued and outstanding at 9/27/11 and 12/28/10, respectively	46,541	73,679
Additional paid-in capital	73,152,065	59,062,891
Stock dividends distributable	335	—
Accumulated deficit	(70,996,532)	(55,679,503)
Total shareholders’ equity	2,232,409	3,457,067

Total liabilities and shareholders’ equity	$54,161,726	$56,463,061

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2011	2010	2011	2010

Restaurant revenue	$22,945,303	$22,271,547	$70,072,350	$67,729,980

Cost of sales:
Food, beverage and retail	6,252,503	6,163,390	19,048,008	18,694,615
Labor	7,803,658	7,639,081	23,983,390	23,203,003
Direct restaurant operating	3,583,686	3,504,658	10,410,292	9,931,699
Occupancy	1,858,212	1,997,789	5,250,643	6,399,753
Total cost of sales	19,498,059	19,304,918	58,692,333	58,229,070

Pre-opening	6,608	—	6,608	—
General and administrative	1,985,543	1,588,399	5,736,591	4,803,441
Depreciation and amortization	1,458,486	1,512,449	4,526,246	4,469,527
Exit or disposal activities	17,660	374,485	(156,900)	634,876
(Gain) loss on disposal of assets	36,340	17,969	(34,619)	(58,186)
Operating income (loss)	(57,393)	(526,673)	1,302,091	(348,748)

Interest:
Income	20	5,968	4,197	10,151
Expense	(948,013)	(936,985)	(2,824,059)	(2,590,658)
Net interest expense	(947,993)	(931,017)	(2,819,862)	(2,580,507)

Net loss	$(1,005,386)	$(1,457,690)	$(1,517,771)	$(2,929,255)

Loss per common share, basic	$(0.26)	$(0.20)	$(1.39)	$(0.40)

Weighted average shares outstanding, basic	4,653,852	7,367,895	5,961,102	7,366,807

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	September 27,	September 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,517,771)	$(2,929,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,473,883	4,349,460
Amortization of deferred gain	(22,887)	(135,959)
Other amortization	52,363	120,067
Stock warrant/option expense	676,075	473,786
Non-cash interest (income) expense	(150,466)	19,786
(Gain) loss on disposal of assets	(11,732)	77,773
(Gain) loss on exit or disposal activities	(247,177)	180,807
Deferred rent	(960,037)	769,783
Changes in operating assets and liabilities:
Inventory	(95,230)	(112,894)
Prepaids and other	(137,306)	133,545
Accounts payable	(89,971)	92,877
Accrued expenses	(1,603,708)	(1,356,866)
Net cash provided by operating activities	366,036	1,682,910
Cash flows from investing activities:
Purchase of:
Property and equipment	(4,419,115)	(445,424)
Intangible and other assets	(342,858)	(52,364)
Net cash used in investing activities	(4,761,973)	(497,788)
Cash flows from financing activities:
Proceeds from line of credit	1,000,000	—
Payments on capital lease obligations	(1,017,331)	(514,135)
Payments on long-term debt	(1,367,799)	(353,282)
Proceeds from long-term debt	5,000,000	—
Deferred transaction costs	301,425	—
Proceeds from issuance of preferred stock	9,000,000	—
Proceeds from issuance of common stock	101,321	—
Payments to repurchase common stock	(7,050,000)	—
Net costs related to issuance of stock	(3,240,666)	(111,740)
Net cash provided by (used in) financing activities	2,726,950	(979,157)

Net (decrease) increase in cash	(1,668,987)	205,965
Cash and cash equivalents, beginning	3,104,320	1,743,599
Cash and cash equivalents, ending	$1,435,333	$1,949,564

Supplemental disclosure of non-cash investing and financing activities:
Long-term debt incurred upon execution of lease termination agreements	$1,405,158	$—
Non-cash stock option compensation included in deferred transaction costs	$193,081	$—
Property and equipment, intangibles and deferred transaction costs included in accounts payable and accrued expenses	$444,434	$141,688
Long-term debt and accrued interest extinguished upon the issuance of stock, net of issuance costs	$641,453	$—

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Thirty-nine weeks ended September 27, 2011 and September 28, 2010

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®.   The restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of September 27, 2011, the Company operated 26 restaurants in 11 states.  The Company also operates a centralized beer production facility which is used to provide raw material brewing support to its restaurants to create consistent quality and operational efficiencies in the production of its custom proprietary beers.  The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process and in June 2010, was granted an additional patent for an apparatus for distributed production of beer.

Principles of consolidation and basis of presentation

In May 2011, the Company completed its previously announced transaction with Concept Development Partners LLC (“CDP”) whereby it issued $9.0 million of newly issued Series A Convertible Preferred Stock (“Series A Preferred”) to CDP, entered into a $10.0 million credit agreement with Fifth Third Bank providing for senior credit facilities, repurchased 3,000,000 shares of common stock from DHW Leasing, L.L.C. (“DHW”) for approximately $7.1 million, and purchased real property in Troy, Michigan from an affiliate of DHW for approximately $2.6 million.  The CDP transaction has improved the Company’s capital position and provides financing for strategic growth by allowing the Company to build new restaurants in select markets, gain revenue by adding space through physical enhancements at key existing restaurant locations and improve operation efficiencies through upgraded technology.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of September 27, 2011, and its results of operations for the interim periods ended September 27, 2011 and September 28, 2010, have been included.

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

The results of operations for the thirteen and thirty-nine weeks ended September 27, 2011 are not necessarily indicative of the results to be expected for the entire year.

Related parties

In May 2011, CDP became the Company’s controlling shareholder through its purchase of Series A Preferred and a related shareholder and voting agreement with DHW.  As of November 7, 2011, CDP beneficially owned approximately 72.4% of the Company’s common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, and 49,429 shares of common stock issued to CDP as dividend shares.

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

Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model. Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the following assumptions within the Black-Scholes option-pricing model for the thirty-nine weeks ended September 27, 2011 and September 28, 2010:

Thirty-nine Weeks Ended
	September 27, 2011	September 28, 2010
Weighted average risk-free interest rate	1.87% - 3.65%	2.58% - 3.89%
Expected life of options	5-10 years	10 years
Expected stock volatility	93.08% - 95.05%	94.27% - 95.86%
Expected dividend yield	None	None

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

Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective fiscal periods.  Calculations of the Company’s net loss per common share for the thirteen and thirty-nine weeks ended September 27, 2011 and September 28, 2010 are set forth in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010

Net loss	$(1,005,386)	$(1,457,690)	$(1,517,771)	$(2,929,255)
Less dividends declared	(202,500)	—	(319,500)	—
Less beneficial conversion feature	—	—	(6,459,758)	—
Net loss available to common shareholders	$(1,207,886)	$(1,457,690)	$(8,297,029)	$(2,929,255)

Loss per common share, basic	$(0.26)	$(0.20)	$(1.39)	$(0.40)

Weighted average shares outstanding, basic	4,653,852	7,367,895	5,961,102	7,366,807

Of the net loss per common share, $(1.08) was attributable to the beneficial conversion feature in the thirty-nine weeks ended September 27, 2011.

2.     Fair value of financial instruments

At September 27, 2011 and December 28, 2010, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Significant transactions

In May 2011, the Company completed a preferred stock financing transaction with CDP, by issuing 3,000,000 shares of Series A Preferred to CDP for $9.0 million pursuant to a stock purchase agreement.  CDP acquired control of the Company through its purchase of the newly issued preferred stock and a related shareholder and voting agreement with DHW.  On the same date, the Company completed its previously announced common stock repurchase from DHW by repurchasing 3,000,000 shares of common stock for approximately $7.1 million pursuant to a stock repurchase agreement.  Contemporaneous with these transactions, the Company entered into a $10.0 million credit agreement with Fifth Third Bank providing for a secured term loan in the amount of $5.0 million, which was advanced in a single borrowing on the date of closing, and a secured line of credit agreement in the amount of $5.0 million, of which $3.5 million has been advanced as of November 7, 2011.  The line of credit loan and the term loan agreements mature on May 9, 2014.  Also on that same date in May 2011, the Company purchased an approximately two-acre site in Troy, Michigan, together with all plans, permits and related assets associated with the property, from Dunham Capital Management, L.L.C. (“DCM”), an affiliate of DHW, for approximately $2.6 million pursuant to a real estate purchase agreement.

4.              Restaurant closing and asset impairment charges

Rogers, Arkansas

In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant, which failed to generate positive cash flow since opening in October 2007.  In the first quarter of fiscal year 2011, the Company entered into lease termination agreements regarding this property.  The lease termination agreement with the mall owner required the Company to pay $159,075 in cash and $400,000 payable under a five-year promissory note with an annual interest rate of 6.0%.  In order to offset the property development costs incurred by DCM, the Company entered into a lease termination agreement whereby it is required to pay DCM $1.0 million under a 20-year promissory note with an annual interest rate of 5.0%.  Pursuant to such agreements, the Company will incur no further costs associated with the property and has relinquished all equipment at the site.  The Company has written off all remaining assets, deferred rents and the sublease liability related to the Rogers property.  As such, in the first quarter of 2011, the Company recorded a reduction of assets of approximately $545,000, a reduction of liabilities of approximately $713,000 and a gain of approximately $168,000.  As of September 27, 2011, the Company’s total payments remaining under the terms of the lease termination agreements, including interest, were approximately $1.9 million.

Troy, Michigan

In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan.  However, in February 2009, the Company decided not to build on that site, and as part of an agreement with DHW, DCM, Dunham Equity Management, L.L.C. (“DEM”) and other entities affiliated with Donald A. Dunham, Jr. (the “Dunham landlords”), which was amended in January 2011, the Company agreed to reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site.  In May 2011, the Company purchased the approximately two-acre site, together with all plans, permits and related assets associated with the property in “As Is” condition, from DCM for the sum of approximately $2.6 million.  Such sum included all closing costs of the real estate transaction and the previously unpaid carrying cost of approximately $740,100 which it had accrued and included in “accrued exit or disposal activities” on its balance sheet.  The Company intends to open a restaurant on this site in the first quarter of 2012.

In the third quarter of 2011, $17,660 of interest expense related to the Rogers lease termination agreements was recorded on the Company’s condensed consolidated statements of operations as “exit or disposal activities.”   The following is a reconciliation of the beginning and ending balances of exit or disposal activities:

Accrued exit or disposal costs at December 28, 2010	$2,333,218

Costs incurred and charged to expense	64,627
Payments	(830,377)
Amortization of sublease liability	(222,527)
Write off of sublease liability	(1,344,941)
Accrued exit or disposal costs at September 27, 2011	$—

5.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at September 27, 2011 and December 28, 2010:

	September 27, 2011	December 28, 2010

Land	$1,889,631	$18,000
Buildings	34,901,162	35,357,007
Leasehold improvements	10,128,255	9,720,091
Equipment and furniture	33,242,089	33,740,408
Construction in progress *	1,242,693	92,151
	81,403,830	78,927,657
Less accumulated depreciation	(32,289,147)	(28,774,481)
	$49,114,683	$50,153,176

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	September 27, 2011	December 28, 2010
Leasehold improvements for future locations	$430,000	$92,000
Leasehold improvements for current locations	$440,000	—
Equipment and furniture for current locations	$372,000	—

Intangible and other assets

Intangible and other assets consisted of the following:

	September 27, 2011	December 28, 2010
Intangible assets:
Liquor licenses	$768,115	$760,865
Trademarks	217,902	196,064
Other:
Deferred loan costs	323,191	380,646
Security deposits	217,896	224,846
	1,527,104	1,562,421
Less accumulated amortization	(106,541)	(423,811)
	$1,420,563	$1,138,610

6.        Accrued expenses

Accrued expenses consisted of the following:

	September 27, 2011	December 28, 2010
Payroll and related	$1,340,123	$1,867,657
Deferred revenue from gift card sales	1,786,171	2,843,396
Sales taxes payable	521,927	540,837
Interest	331,875	352,208
Real estate taxes	502,285	526,260
Deferred registration costs	157,360	157,360
Credit card fees	99,295	159,092
Utilities	171,869	170,169
Other	273,589	167,563
	$5,184,494	$6,784,542

7.  Deferred rent

Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period.  Deferred rent also includes amounts certain of the Company’s landlords agreed to defer for specified periods of time.  The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  As of September 27, 2011 and December 28, 2010, deferred rent payable consisted of the following:

	September 27, 2011	December 28, 2010
Difference between minimum rent and straight-line rent	$3,949,260	$3,988,753
Warrant fair value	(215,187)	(134,615)
Deferred lease payments	29,164	1,378,831
Contingent rent expected to exceed minimum rent	111,935	41,641
Tenant improvement allowance	246,389	268,889
	$4,121,561	$5,543,499

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

In May 2011, the Company entered into a $10.0 million credit agreement with Fifth Third Bank, an Ohio banking corporation, secured by liens on the Company’s subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The credit agreement provides for a secured term loan in the amount of $5.0 million, which was advanced in a single borrowing on May 10, 2011, and a secured line of credit agreement in the amount of $5.0 million, $3.5 million of which has been drawn down by the Company as of November 7, 2011.  Subject to the terms and conditions of the credit agreement, the bank has also agreed to issue standby letters of credit in an aggregate undrawn face amount up to $100,000, subject to reduction or modification.  The line of credit loan and the term loan agreements mature on May 9, 2014.  The term and credit line loans require the payment of interest at the Company’s option at (a) a fluctuating per annum rate equal to (i) a base rate plus 3.5% per annum or (ii) LIBOR plus 6.0% per annum, and (b) the term loan interest may also be paid at a fixed rate of 6.75%.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans).  The Company pays a line of credit commitment fee equal to the difference between the total line of credit commitment and the amount outstanding under the line of credit, plus outstanding letters of credit, equal to either 0.50% of the unused line if the outstanding balance of the line is equal to or less than 50% of the total line of credit commitment, or 0.375% of the unused line of credit commitment (if the outstanding balance of the line of credit is greater than 50% of the total line of credit commitment).   The Company is obligated to make principal payments on the term loan in equal installments on the last day of March, June, September and December in each year commencing with the calendar quarter ending December 31, 2011, in the amount of $178,571 and a final payment of principal and interest on May 9, 2014.  Principal under the line of credit loan is paid in equal quarterly installments commencing on March 31, 2012 at a rate sufficient to amortize the principal balance of the line of credit loan over an 84-month period with a final payment of all principal and interest due on May 9, 2014. The amortization schedule on the line of credit loan will adjust on an annual basis at the end of each loan year.

As of September 27, 2011 and December 28, 2010, the balances, interest rates and maturity dates of the Company’s long-term debt were as follows:

	September 27, 2011	December 28, 2010
Davenport (FNB)
Balance	$—	$11,896
Annual interest rate	N/A	5.50%
Maturity date	N/A	1/6/2011

Fargo (FNB)
Balance	$—	$1,129,883
Annual interest rate	N/A	8.75%
Maturity date	N/A	8/15/2011

South Bend (Liquor license)
Balance	$239,126	$242,029
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023

Harmony (Bridge loan)
Balance	$—	$748,479
Annual interest rate	N/A	9.00%
Maturity date	N/A	12/1/2011

Rogers (GGP)
Balance	$337,789	$—
Annual interest rate	6.00%	N/A
Maturity date	8/1/2015	N/A

Rogers (DCM)
Balance	$989,572	$—
Annual interest rate	5.00%	N/A
Maturity date	8/1/2030	N/A

South Bend/Indianapolis (FMB)
Balance	$1,302,666	$—
Annual interest rate	5.00%	N/A
Maturity date	1/1/2018	N/A

Fifth Third Bank (Line of Credit)
Balance	$1,000,000	$—
Annual interest rate	10.00%	N/A
Maturity date	5/9/2014	N/A

Fifth Third Bank (Loan)
Balance	$5,000,000	$—
Annual interest rate	6.75%	N/A
Maturity date	5/9/2014	N/A

As of September 27, 2011, future maturities of long-term debt, exclusive of interest, were as follows:

Year ending:
2011	$39,024
2012	978,535
2013	1,177,047
2014	4,353,253
2015	156,844
Thereafter	2,164,450
$8,869,153

9.        Capital leases

As of September 27, 2011, the Company operated 21 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, three in 2024, three in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods.  Nineteen of these lease agreements originated with the Dunham landlords.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

In May 2011, the Company used $369,470 of proceeds from the sale of Series A Preferred to CDP to retire the balance remaining on the equipment lease agreement with Carlton Financial Corporation concerning three of its restaurants.  The value of the equipment financed at the inception of the lease was approximately $3.3 million and the annual interest rate ranged from 12.9% to 19.6%.

In May 2011, the Company paid approximately $8,500 to retire the lease agreement for an energy optimization system at its Maple Grove, Minnesota restaurant. At the inception of the lease, the value of the leased equipment was approximately $30,000.

Included in property and equipment as of September 27, 2011 and December 28, 2010 are the following assets held under capital leases:

	September 27, 2011	December 28, 2010
Land	$18,000	$18,000
Building	33,587,643	35,357,007
Equipment and leasehold improvements	—	3,365,588
	33,605,643	38,740,595
Less accumulated depreciation	(9,325,129)	(9,578,404)
	$24,280,514	$29,162,191

Minimum future lease payments under all capital leases as of September 27, 2011 were as follows:

Year ending:	Capital Leases
2011	$1,010,689
2012	4,090,565
2013	4,174,742
2014	4,218,210
2015	4,144,116
Thereafter	49,214,649
Total minimum lease payments	66,852,971
Less amount representing interest	(36,086,992)
Present value of net minimum lease payments	30,765,979
Less current portion	(706,920)
Long-term portion of obligations	$30,059,059

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

10.      Commitments and contingencies

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of November 7, 2011, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

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

Mr. Wagenheim, James G. Gilbertson, the Company’s chief financial officer, and Darius H. Gilanfar, its chief operating officer, have agreements with the Company that provide for their employment on an at-will basis. Each agreement, as amended, provides that the executive will have employment through October 6, 2012.  Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term.  Each employment agreement is automatically extended for a one-year term unless either the Company or the executive gives at least 60 days’ notice to the other of an intent not to extend. If the Company elects not to extend the executive’s employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminates the executive’s employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term.  The agreements also provide for a base annual salary which may be increased by the Company’s board of directors, incentive compensation as determined by the Company’s compensation committee from time to time, and participation in the Company’s other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of the Company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter. As of November 7, 2011, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

Related party guarantees

One of the Company’s directors and one former director personally guaranteed certain of the Company’s leases and loan agreements.  The Company’s board of directors agreed to compensate Steven J. Wagenheim, the Company’s president, founder and one of its directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006.  As of May 10, 2011, each of such loans had been paid in full and no additional compensation expense related to such loans will accrue.  During the first three quarters of fiscal years 2011 and 2010, the Company recorded $6,495 and $25,454 of such compensation in general and administrative expense, respectively, and paid $100 and $112,451 of such compensation, respectively.

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

Purchase commitments

The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.   As of September 27, 2011, the Company’s future obligations under such contracts aggregated approximately $1.6 million.

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

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, pursuant to which employees, prospective employees, officers and members of the Company’s board of directors, as well as consultants and advisors to the Company, may receive various types of awards including options to purchase shares of the Company’s common stock at an exercise price that equals or exceeds the fair market value on the date of grant.  The number of shares authorized for issuance as of September 27, 2011 was 1,275,000.  As of September 27, 2011, there were options outstanding under the plan for the purchase of 1,168,342 shares.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.

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

A summary of the status of the Company’s stock options as of September 27, 2011 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 29, 2009	394,019	$16.07	6.6 years	$78,467

Granted	823,496	2.15	9.6 years
Exercised	—	—
Forfeited	(96,126)	12.14
Outstanding at December 28, 2010	1,121,389	$6.19	8.5 years	$68,433

Granted	155,500	3.54	8.3 years
Issued upon exchange	188,696	2.00	4.3 years
Forfeited upon exchange	(188,696)	23.15
Exercised	(20,843)	2.12
Forfeited	(84,371)	8.80
Outstanding at September 27, 2011	1,171,675	$2.31	7.9 years	$166,513

Options exercisable at December 28, 2010	364,109	$13.87	6.7 years	$19,833
Options exercisable at September 27, 2011	387,346	$2.52	8.1 years	$51,566

Weighted-average fair value of options granted during 2011	$3.08

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on September 27, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 27, 2011.  As of September 27, 2011, there was approximately $721,447 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $203,946 is expected to be recognized during the remainder of fiscal year 2011, $354,659 in fiscal year 2012, $128,514 in fiscal year 2013, $30,724 in fiscal year 2014 and $3,604 in fiscal year 2015.

The following table summarizes information about stock options outstanding at September 27, 2011:

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00 - $6.00	1,167,509	7.9 years	$2.27	383,555	$2.40
$6.01 - $12.00	—	—	$—	—	$—
$12.01 - $18.00	4,166	2.5 years	$14.21	3,791	$14.40
Total	1,171,675	7.9 years	$2.31	387,346	$2.52

12.  Common stock warrants

During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  Pursuant to the anti-dilution provisions of such agreements, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price came to be $1.60 per share.  As of September 27, 2011, warrants for the purchase of 37,309 shares with exercise prices ranging from $1.58 to $3.00 per share had been exercised and warrants for the purchase of 163,816 shares remained unexercised.

Pursuant to the Harmony bridge loan agreement entered into in March 2009, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  Such warrants became exercisable September 30, 2009, and remained unexercised at September 27, 2011.

In the second quarter of 2011, the Company entered into lease amendments with certain of its landlords.  In consideration of more favorable lease terms and conditions, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The number of shares purchasable under these warrants is 40,000 and the exercise price is $3.32 per share.

As of September 27, 2011, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.85 per share.

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

Pursuant to the terms of the Series A Preferred, on June 30, 2011, the Company paid $58,500 in cash dividends and issued 15,914 shares of its common stock to the preferred shareholder of record on that date.  On September 30, 2011, the Company paid $101,250 in cash dividends and issued 33,515 shares of its common stock to the preferred shareholder of record on that date.  Such amount was reflected in the liabilities and equity section of the Company’s balance sheet at September 27, 2011.

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

In the first three quarters of 2011 and 2010, the Company contributed $11,093 and $10,485 in the aggregate, respectively, under the plan.

15.       Subsequent events

Long-term incentive plan

In October 2011, the Company’s shareholders approved its Long-Term Incentive Plan. The plan provides for flexible, broad-based incentive compensation in the form of stock-based awards of options, stock appreciation rights, warrants, restricted stock awards and restricted stock units, stock bonuses, cash bonuses, performance awards, dividend equivalents, and other equity-based awards. The issuance of up to 400,000 shares of common stock is authorized under the plan. All stock options issued under the plan must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant. In addition, the plan prohibits the repricing of stock options without the approval of the Company’s shareholders.

Purchase and sale agreement

In October 2011, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding the restaurant under construction in Troy, Michigan.  Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $3.6 million or the actual costs the Company incurs for the property and construction of the restaurant thereon.  Upon the closing of the sale, the Company will enter into an agreement with Store Capital whereby the Company will lease the restaurant from Store Capital for an initial term of 15 years at an annual rental rate equal to the purchase price multiplied by a capitalization rate equal to the greater of 9.25% or 5.85% plus the 15-year swap rate.  Such agreement will include options for additional terms and provisions for rental adjustments.

Asset purchase agreement

In November 2011, the Company entered into a master asset purchase agreement to buy the assets of seven restaurants currently operated under the name “Cadillac Ranch All American Bar & Grill” (“Cadillac Ranch”).  Pursuant to the agreement, the Company closed on the purchase of the assets of one of the restaurants, CR Minneapolis, LLC (“CRM”), which operates as a Cadillac Ranch All American Restaurant Bar & Grill in the Mall of America in Bloomington, Minnesota, in November 2011.  The purchase price for these assets was $1.4 million, subject to adjustments, including a reduction if the purchase of the remaining assets is not consummated through no fault of the Company’s.  The Company has assumed CRM’s lease at the Mall of America for the restaurant with certain modifications.  The Company also has an option to buy the assets of an eighth restaurant for nominal consideration and assumption of the related lease.

The aggregate purchase price for the assets of Cadillac Ranch is $9.0 million, subject to adjustment including, but not limited to, an increase of $200,000 for post-acquisition consulting services.  Additional debt or equity financing will be required to consummate the balance of the asset purchases.  The remaining obligations of the parties are subject to various customary closing conditions.  If conditions with respect to a restaurant are not met, those assets may be excluded from the purchase and the purchase price reduced as agreed.  The parties contemplate that the remaining assets will be purchased during the fourth quarter of 2011 if the conditions are met.  The Company’s obligations to purchase the remaining assets is subject to conditions including, but not limited to, obtaining required consent from its principal lender, obtaining satisfactory financing, completion of due diligence and approval by its board of directors.

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

Overview

We are a Modern American upscale casual restaurant chain.   As of September 27, 2011, we operated 26 restaurants in 11 Midwestern states featuring on-premises breweries, substantially all of which operate under the name of Granite City Food & Brewery®.  We believe our menu features high quality yet affordable family favorite menu items prepared from made-from-scratch recipes and served in generous portions.  We believe that the sophisticated yet unpretentious restaurants, proprietary food and beverage products, attractive price points and high service standards combine for a great dining experience.

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

In May 2011, we completed our previously announced transaction with Concept Development Partners LLC (“CDP”) whereby we issued $9.0 million of newly issued Series A Convertible Preferred Stock (“Series A Preferred”) to CDP, entered into a $10.0 million credit agreement with the Fifth Third Bank providing for senior credit facilities, repurchased 3,000,000 shares of common stock from DHW Leasing, L.L.C. (“DHW”) for approximately $7.1 million, and purchased real property in Troy, Michigan from an affiliate of DHW for approximately $2.6 million.  The CDP transaction has improved our capital position and provides financing for strategic growth by allowing us to build new restaurants in select markets, gain revenue by adding space at key existing restaurant locations and improve operation efficiencies through upgraded technology.

Through its purchase of the newly issued Series A Preferred and a related shareholder and voting agreement with DHW, CDP acquired control of our company.  As of November 7, 2011, CDP beneficially owned approximately 72.4% of our common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, and 49,429 shares of common stock issued to CDP as dividend shares.

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Many consumers are dining out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent.  We have implemented marketing initiatives designed to increase brand awareness and help drive guest traffic.  We believe these initiatives contributed to the increase in sales and guest traffic in fiscal year 2010 over that of 2009, as well as the increase in both sales and guest traffic in the first three quarters of 2011 over the first three quarters of 2010.

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

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  The third quarters of 2011 and 2010 each included 338 operating weeks, which is the sum of the actual number of weeks each restaurant operated.  The first three quarters of 2011 and 2010 each included 1,014 operating weeks.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenues from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen and thirty-nine weeks ended September 27, 2011 and September 28, 2010:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2011	2010	2011	2010

Restaurant revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.2	27.7	27.2	27.6
Labor	34.0	34.3	34.2	34.3
Direct restaurant operating	15.6	15.7	14.9	14.7
Occupancy	8.1	9.0	7.5	9.4
Total cost of sales	85.0	86.7	83.8	86.0

General and administrative	8.7	7.1	8.2	7.1
Depreciation and amortization	6.4	6.8	6.5	6.6
Exit or disposal activities	0.1	1.7	(0.2)	0.9
Loss (gain) on disposal of assets	0.2	0.1	(0.0)	(0.1)
Operating income (loss)	(0.3)	(2.4)	1.9	(0.5)

Interest:
Income	0.0	0.0	0.0	0.0
Expense	(4.1)	(4.2)	(4.0)	(3.8)
Net interest expense	(4.1)	(4.2)	(4.0)	(3.8)

Net loss	(4.4)%	(6.5)%	(2.2)%	(4.3)%

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

Results of operations for the thirteen and thirty-nine weeks ended September 27, 2011 and September 28, 2010

Revenue

We generated $22,945,303 and $22,271,547 of revenue during the third quarters of 2011 and 2010, respectively.  The 3.0% increase in the third quarter of 2011 revenue was primarily the result of an increase in guest traffic of approximately 2.2% as well as a slight menu price increase at the end of fiscal year 2010.  Average weekly revenue per restaurant increased $1,994 from $65,892 in the third quarter of 2010 to $67,886 in the third quarter of 2011.

During the first three quarters of 2011 we generated $70,072,350 of revenue compared to $67,729,980 in the first three quarters of 2010.  The 3.5% increase in the first three quarters of 2011 revenue was primarily the result of an increase in guest traffic of approximately 3.1% as well as a slight menu price increase at the end of fiscal year 2010.  Average weekly revenue per restaurant increased $2,310 from $66,795 in the first three quarters of 2010 to $69,105 in the first three quarters of 2011.

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

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 0.5% to 27.2% in the third quarter of 2011 from 27.7% in the third quarter of 2010.  Such costs decreased 0.4% as a percentage of revenue to 27.2% in the first three quarters of 2011 from 27.6% in the first three quarters of 2010.  While we experienced slight cost increases, primarily in wine, bottled beer, protein and dairy, such increases were more than offset by decreases in tap beer, soft drink, chicken, produce and liquor costs.  While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.

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

Our labor costs, as a percentage of revenue, decreased 0.3% to 34.0% in the third quarter of 2011 from 34.3% in the third quarter of 2010.  Such costs decreased 0.1% as a percentage of revenue to 34.2% in the first three quarters of 2011 from 34.3% in the first three quarters of 2010.  While we experienced a slight increase in our employee benefits, our total labor expense decreased as a percent of revenue for the first three quarters of 2011.  Non-cash stock-based compensation was $200,726 in the first three quarters of 2011 compared to $198,126 in the first three quarters of 2010.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense, as a percentage of revenue, decreased 0.1% to 15.6% in the third quarter of 2011 from 15.7% in the third quarter of 2010.  Such costs increased 0.2% as a percentage of revenue to 14.9% in the first three quarters of 2011 from 14.7% in the first three quarters of 2010.  While we experienced decreases in utilities, printing and small wares, we had increases in paper and plastic, marketing and maintenance and repair costs.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, decreased 0.9% as a percentage of revenue to 8.1% in the third quarter of 2011 from 9.0% in the third quarter of 2010.  Such costs decreased 1.9% as a percentage of revenue to 7.5% in the first three quarters of 2011 from 9.4% in the first three quarters of 2010.  Our occupancy cost decreased due to the conversion of many of our leases from operating leases to capital leases.  As capital leases, a portion of the lease expense is recorded as interest expense and reduction of liability.  As operating leases, all lease expense is recorded as an occupancy cost included in rent expense.  During the second half of 2010 and early 2011, lease amendments we entered into with the Dunham landlords caused the classification of six leases to change from operating leases to capital leases.  As a result, we expect our rent expense to remain lower and our interest expense to remain higher than such expenses were in 2010.  Additionally, in the second quarter of 2011, we entered into lease amendments which reduced the monthly payments for eight of our restaurant properties.

In the first quarter of 2011, we entered into rental abatement agreements for our restaurants in Toledo, Ohio and Ft. Wayne, Indiana.  Pursuant to the agreements, we were required to pay $515,713 of the $822,616 in rents we had recorded as expense and withheld during negotiations in 2009 and 2010.  As such, we wrote off the remaining deferred rents of approximately $307,000 to occupancy.

Also included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term.  This non-cash rent expense of $116,674 and $640,446 is included in occupancy costs in the first three quarters of 2011 and 2010, respectively.  The $528,772 decrease in non-cash rent expense was due primarily to the changes in lease terms and conditions pursuant to lease amendments.

General and administrative

General and administrative expense includes all salaries and benefits, including non-cash stock-based compensation, associated with our corporate staff that is responsible for overall restaurant quality, any future expansion into new locations, financial controls and reporting, restaurant management recruiting, management training, and excess capacity costs related to our beer production facility.  Other general and administrative expense includes advertising, professional fees, investor relations, office administration, centralized accounting system costs and travel by our corporate management.

General and administrative expense increased $397,144 to $1,985,543 in the third quarter of 2011 from $1,588,399 in the third quarter of 2010.  Such expenses increased $933,150 to $5,736,591 in the first three quarters of 2011 from $4,803,441 in the first three quarters of 2010.  Of this year-to-date increase, $199,690 was non-cash stock-based compensation for employees and non-employee board members.  As a percentage of revenue, general and administrative expenses increased 1.6% in the third quarter of 2011 and 1.1% in the first three quarters of 2011 over the respective periods in 2010.  The primary sources of such increases were expenses related to employee compensation, consulting and recruiting, office technology and travel.

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

Depreciation and amortization

Depreciation and amortization expense decreased $53,963 to $1,458,486 in the third quarter of 2011 from $1,512,449 in the third quarter of 2010.  Such expense increased $56,719 in the first three quarters of 2011 compared to the same period of 2010.  As a percentage of revenue, depreciation expense decreased 0.1% to 6.5% in the first three quarters of 2011 from 6.6% in the first three quarters of 2010.  We anticipate depreciation expense will increase as we complete enhancements at selected restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times in peak periods.

Exit or disposal activities

In August 2008, we closed our Rogers, Arkansas restaurant, which failed to generate positive cash flow since opening in October 2007.  In the first quarter of 2011, we entered into lease termination agreements regarding this property.  The lease termination agreement with the mall owner required us to pay $159,075 in cash and $400,000 payable under a five-year promissory note with an annual interest rate of 6.0%.  In order to offset the property development costs incurred by DCM, we entered into a lease termination agreement whereby we are required to pay DCM $1.0 million under a 20-year promissory note with an annual interest rate of 5.0%. Interest payments related to these termination agreements will be recorded as exit and disposal activities.  Pursuant to such agreements, we will incur no further costs associated with the property and have relinquished all equipment at the site.  We have written off all remaining assets, deferred rents and the sublease liability related to the Rogers property.  As such, in the first quarter of 2011, we recorded a reduction of assets of approximately $545,000, a reduction of liabilities of approximately $713,000 and income of approximately $168,000.  As of September 27, 2011, our total payments remaining under the terms of the lease termination agreements, including interest, were approximately $1.9 million.

In May 2008, we entered into a 20-year net lease agreement relating to the restaurant we had planned to open in Troy, Michigan.  However, in February 2009, we decided not to build on that site, and as part of an agreement with the Dunham landlords, which was amended in January 2011, we agreed to reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site.  In May 2011, we purchased the approximately two-acre site, together with all plans, permits and related assets associated with the property in “As Is” condition, from DCM for the sum of approximately $2.6 million.  Such sum included all closing costs of the real estate transaction and the previously unpaid carrying cost of approximately $740,100, which we had accrued and included in “accrued exit or disposal activities” on our balance sheet.  We intend to open a restaurant on this site in the first quarter of 2012.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Net interest expense increased $16,976 to $947,993 in the third quarter of 2011 from $931,017 in the third quarter of 2010.  Such expense increased $239,355 to $2,819,862 in the first three quarters of 2011 from $2,580,507 in the first three quarters of 2010.  This year-to-date increase was due to the reclassification of several of our leases from operating leases to capital leases.  As a result of such reclassifications, certain expense that was recorded as occupancy expense in 2010 was recorded as interest expense in the 2011.  We expect our interest expense related to our restaurant properties to be higher and our occupancy expense to be lower in 2011 compared to 2010 due to such lease reclassifications.

Liquidity and capital resources

As of September 27, 2011, we had $1,435,333 of cash and a working capital deficit of $6,481,128 compared to $3,104,320 of cash and a working capital deficit of $9,197,110 at December 28, 2010.  As of September 27, 2011, we had additional cash availability of $4.0 million under our secured line of credit facility with Fifth Third Bank.

During the thirty-nine weeks ended September 27, 2011, we obtained $2,726,950 of net cash through financing activities.  Such funds were made up of $9.0 million in cash proceeds from the sale of our Series A Preferred, the receipt of $6.0 million in proceeds from a credit facility with Fifth Third Bank and $101,320 of cash from the exercise of options and warrants, offset in part by payments we made on our debt and capital lease obligations aggregating $2,385,129, $7,050,000 of cash used to repurchase 3,000,000 shares of our common stock from DHW and $2,939,241 of cash for costs associated with the CDP transaction.  We obtained $366,036 of net cash in operating activities and used $4,761,973 of cash for debt issuance costs and to purchase property and equipment.

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

Through its purchase preferred stock and a related shareholder and voting agreement with DHW, CDP acquired control of our company.  As of November 7, 2011, CDP beneficially owned approximately 72.4% of our common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, and 49,429 shares of common stock issued to CDP as dividend shares.

On the same day in May 2011, we completed our previously announced common stock repurchase from DHW by repurchasing 3,000,000 shares of common stock for approximately $7.1 million pursuant to a stock repurchase agreement.  Pursuant to separate agreements with DCM, we restructured six of our existing leases to provide significant rent reductions and for options to purchase certain restaurant lease interests.  Additionally, we purchased the approximately two-acre site in Troy, Michigan, together with all plans, permits and related assets associated with the property in “As Is” condition, from DCM for the sum of approximately $2.6 million.  Such sum included all closing costs of the real estate transaction and the previously unpaid carrying cost of approximately $740,100 which we had accrued and included in “accrued exit or disposal activities” on our balance sheet.  We intend to open a restaurant on this site in the first quarter of 2012.

Credit Facility:

In May 2011, we entered into a $10.0 million credit agreement with Fifth Third Bank, an Ohio banking corporation, secured by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The credit agreement provides for a secured term loan in the amount of $5.0 million, which was advanced in a single borrowing on May 10, 2011, and a secured line of credit agreement in the amount of $5.0 million, $3.5 million of which has been advanced to our company as of November 7, 2011.  Subject to the terms and conditions of the credit agreement, the bank has also agreed to issue standby letters of credit in an aggregate undrawn face amount up to $100,000, subject to reduction or modification.  The line of credit loan and the term loan agreements mature on May 9, 2014.  The term and credit line loans requires the payment of interest at our option at (a) a fluctuating per annum rate equal to (i) a base rate plus 3.5% per annum or (ii) LIBOR plus 6.0% per annum, and (b) the term loan interest may also be paid at a fixed rate of 6.75%.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans).  We pay a line of credit commitment fee equal to the difference between the total line of credit commitment and the amount outstanding under the line of credit, plus outstanding letters of credit, equal to either 0.50% of the unused line if the outstanding balance of the line is equal to or less than 50% of the total line of credit commitment, or 0.375% of the unused line of credit commitment (if the outstanding balance of the line of credit is greater than 50% of the total line of credit commitment).   We are obligated to make principal payments on the term loan in equal installments on the last day of March, June, September and December in each year commencing with the calendar quarter ending December 31, 2011, in the amount of $178,571 and a final payment of principal and interest on May 9, 2014.  Principal under the line of credit loan is paid in equal quarterly installments commencing on March 31, 2012 at a rate sufficient to amortize the principal balance of the line of credit loan over an 84-month period with a final payment of all principal and interest due on May 9, 2014. The amortization schedule on the line of credit loan will adjust on an annual basis at the end of each loan year.

Funding Operations and Expansion:

During fiscal year 2010 and the first three quarters of 2011, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  We continue to evaluate strategies for growth under the assumption that we will continue to generate positive cash flow from existing operations.  Under such assumption and with the credit facility available to us, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.  Furthermore, we believe the opportunity exists to begin increasing our number of restaurants and thereby our future revenue and cash flow.  In addition, we believe such expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

We expect to generate additional revenue through new store growth, primarily within our existing geographic footprint.  We recently received approval from the city of Troy, Michigan to construct a new Granite City restaurant on the property we own in Troy.  We expect to open such restaurant in the first quarter of 2012.  We are analyzing other potential new restaurant sites and expect to increase revenue through expansion.

We also seek to generate additional revenue through physical changes in some of our high volume restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties, corporate events, and reduce wait times in peak periods.  We evaluate the costs of these potential capital enhancements relative to the projected revenue gains, thereby determining the expected return on investment of these potential store modifications.  We have identified five to eight existing restaurants where we believe the modifications would meet these criteria and intend to have such modifications completed at four locations in 2011.

We also believe we can improve the efficiency of our restaurants with table management systems and kitchen management systems designed to increase table turnover, provide a higher level of service to our customers, improve overall dining experience, increase our sales, and improve our financial condition.  We intend to have these systems fully implemented at five of our restaurants by year-end.

The above objectives assume that, in addition to continued access to the credit facility, we continue to generate positive cash flow.  If we cease generating positive cash flow, our business could be adversely affected and we may be required to alter or cease our plans for expansion, store modifications and technological improvements.  Our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we may require additional equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon our ability to generate working capital.

Commitments

Long-term debt:

In May 2011, we paid the balance remaining on our long-term loan outstanding with First National Bank, an independent financial institution in Pierre, South Dakota, the proceeds of which we used to purchase assets at our Fargo, North Dakota restaurant.  Such payment was made with the proceeds of our sale of 3,000,000 shares of convertible preferred stock to CDP.  A second loan from First National Bank, which was secured by the personal property and fixtures at our Davenport, Iowa restaurant, was paid in full in January 2011.

As of September 27, 2011, the balance on our promissory note to an Indiana general partnership secured by the liquor license at our South Bend, Indiana restaurant was $239,126.  Such note matures in September 2023 and carries an annual interest rate of 8.0%.

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

In December 2010, we entered into a lease termination agreement with the mall owner of our Rogers, Arkansas property.  Pursuant to this lease termination agreement, we issued a $400,000 five-year promissory note with an annual interest rate of 6.0%.  As of September 27, 2011, the balance of the promissory note was $337,789.

In March 2011, we entered into a lease termination agreement with DCM, the developer of our Rogers, Arkansas restaurant.  Pursuant to this lease termination agreement, we issued a $1.0 million 20-year promissory note with an annual interest rate of 5.0%.  As of September 27, 2011, the balance of the promissory note was $989,572.

In March 2011, we entered into a $1.3 million loan agreement with First Midwest Bank, an independent financial institution in Sioux Falls, South Dakota, for the purchase of the buildings and all related improvements associated with our Indianapolis and South Bend, Indiana restaurants.  The note requires us to pay interest at an annual rate of 5.0% and matures in January 2018.  The balance of such note at September 27, 2011 was $1,302,666.

Capital Leases:

Property leases

As of September 27, 2011, we operated 21 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, three in 2024, three in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods.  Nineteen of these lease agreements originated with the Dunham landlords.  Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

Equipment leases

In May 2011, we used $369,470 of proceeds from the sale of Series A Preferred to CDP to pay off in full the balance remaining on the equipment lease agreement with Carlton Financial Corporation concerning three of our restaurants.  The value of the equipment financed at the inception of the lease was approximately $3.3 million and the annual interest rate ranged from 12.9% to 19.6%.

In May 2011, we paid approximately $8,500 to pay off in full the lease agreement for an energy optimization system at our Maple Grove, Minnesota restaurant. At the inception of the lease, the value of the leased equipment was approximately $30,000.

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

Mr. Wagenheim, James G. Gilbertson, our chief financial officer, and Darius H. Gilanfar, our chief operating officer, have agreements with our company providing for their employment on an at-will basis.  Each agreement, as amended, provides that the executive will have employment through October 6, 2012.  Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term.  Each employment agreement is automatically extended for a one-year term unless either our company or the executive gives at least 60 days’ notice to the other of an intent not to extend. If our company elects not to extend the executive’s employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminates the executive’s employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term.  The agreements also provide for a base annual salary which may be increased by our board of directors, incentive compensation as determined by our compensation committee from time to time, and participation in our company’s other employee benefit plans.  In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of our company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.  As of November 7, 2011, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Wagenheim ($300,000), Mr. Gilbertson ($225,000), and Mr. Gilanfar ($202,860).

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

	Payment due by period
Contractual Obligations	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Fiscal Years Thereafter
Long-term debt, principal	$8,869,153	$39,024	$2,155,582	$4,510,097	$2,164,451
Interest on long-term debt	2,117,670	153,105	1,033,862	354,808	575,896
Capital lease obligations, including interest	66,852,971	1,010,689	8,265,307	8,362,326	49,214,649
Operating lease obligations, including interest	64,097,035	1,049,281	8,395,560	8,583,888	46,068,306
Purchase contracts*	1,628,525	160,611	1,060,688	190,416	216,810
Loan guarantee	21,191	21,191	—	—	—
Total obligations	$143,586,547	$2,433,901	$20,910,999	$22,001,535	$98,240,112

*While we are contractually obligated to make these purchases, we have the contractual right to defer such purchases into later years.  However, if we defer such purchases into later years, we may incur additional charges.

Certain amounts do not sum due to rounding.

During fiscal year 2010 and the first three quarters of 2011, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  In connection with the sale of Series A Preferred to CDP, we have been to be able to lower our occupancy cost.  Although we expect to increase our number of restaurants through expansion, we believe that continued access to our credit facility and the cash generated from existing operations we will be sufficient to fund our current obligations.

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

Subsequent Events

Purchase and sale agreement:

In October 2011, we entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding our restaurant under construction in Troy, Michigan.  Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $3.6 million or the actual costs we incur for the property and construction of the restaurant thereon.  Upon the closing of the sale, we will enter into an agreement with Store Capital whereby we will lease the restaurant from Store Capital for an initial term of 15 years at an annual rental rate equal to the purchase price multiplied by a capitalization rate equal to the greater of 9.25% or 5.85% plus the 15-year swap rate.  Such agreement will include options for additional terms and provisions for rental adjustments.

Asset purchase agreement:

In November 2011, we entered into a master asset purchase agreement to buy the assets of seven restaurants currently operated under the name “Cadillac Ranch All American Bar & Grill” (“Cadillac Ranch”).  Pursuant to the agreement, we closed on the purchase of the assets of one of the restaurants, CR Minneapolis, LLC (“CRM”), which operates as a Cadillac Ranch All American Restaurant Bar & Grill in the Mall of America in Bloomington, Minnesota, in November 2011.  The purchase price for these assets was $1.4 million, subject to adjustments, including a reduction if the purchase of the remaining assets is not consummated through no fault of ours.  We have assumed CRM’s lease at the Mall of America for the restaurant with certain modifications.  We also have an option to buy the assets of an eighth restaurant for nominal consideration and assumption of the related lease

The aggregate purchase price for the assets of Cadillac Ranch is $9.0 million, subject to adjustment including, but not limited to, an increase of $200,000 for post-acquisition consulting services.  Additional debt or equity financing will be required to consummate the balance of the asset purchases.  The remaining obligations of the parties are subject to various customary closing conditions.  If conditions with respect to a restaurant are not met, those assets may be excluded from the purchase and the purchase price reduced as agreed.  The parties contemplate that the remaining assets will be purchased during the fourth quarter of 2011 if the conditions are met.  Our obligations to purchase the remaining assets is subject to conditions including, but not limited to, obtaining required consent from our principal lender, obtaining satisfactory financing, completion of due diligence and approval by our board of directors.

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

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.   As of September 27, 2011, our future obligations under such contracts aggregated approximately $1.6 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 27, 2011, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On June 30, 2011, we issued 15,914 shares of our common stock as dividend payment to the holders of our Series A Preferred as required by the terms and conditions of such securities.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  The certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements.  The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the Securities and Exchange Commission.  No discount or commission was paid in connection with the issuance of such common stock.

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

GRANITE CITY FOOD & BREWERY LTD.

Date:	November 10, 2011	By:	/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer
(As Principal Financial Officer and Duly Authorized Officer of Granite City Food & Brewery Ltd.)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company including the Certificate of Designation for Series A Preferred Stock.

3.2	Amended and Restated Bylaws of the Company, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

31.1	Certification by Robert J. Doran, Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert J. Doran, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements in XBRL format.