Form 10-K
period 2011-12-27
GRANITE CITY FOOD & BREWERY LTD.
filed 2012-03-23
CIK 1048620

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2011.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-29643

GRANITE CITY FOOD & BREWERY LTD.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1883639 (I.R.S. Employer Identification No.)
701 Xenia Avenue South, Suite 120 Minneapolis, Minnesota 55416 (Address of Principal Executive Offices, Including Zip Code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 28, 2011, the aggregate market value of the registrant's common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are "affiliates") was $8,922,639 (based on the closing sale price of the registrant's common stock as reported on the NASDAQ Capital Market). The number of shares of common stock outstanding at that date was 4,650,804 shares.

         The number of shares of common stock outstanding as of March 15, 2012 was 4,785,472.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant's definitive proxy statement for the 2012 annual meeting of shareholders.

PART I

Item 1.    Business.

Overview

        We operate Modern American casual dining restaurants under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®. As of March 15, 2012, we operated 26 Granite City restaurants in 11 states and five Cadillac Ranch restaurants in four states.

        The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City's award-winning signature line of hand-crafted beers finished on-site. The extensive Granite City menu features moderately priced favorites served in generous portions. Granite City's attractive price point, high service standards, and great food and beer combine for a memorable dining experience.

        Cadillac Ranch focuses on bringing authentic, All-American cuisine to customers in a fun, dynamic environment. Its patrons enjoy a warm, Rock N' Roll-inspired atmosphere, with plenty of room for friends, music, and dancing. The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

        The location of each restaurant in operation and the month and year of its opening, or acquisition, appear in the following chart.

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06
18	Madison, Wisconsin	Dec-06
19	Rockford, Illinois	Jul-07
20	East Peoria, Illinois	Oct-07
21	Orland Park, Illinois	Dec-07
22	St. Louis, Missouri	Jan-08
23	Ft. Wayne, Indiana	Jan-08
24	Toledo, Ohio	Feb-08
25	South Bend, Indiana	Jul-08
26	Indianapolis, Indiana	Feb-09
27	Bloomington, Minnesota (Cadillac Ranch)	Nov-11
28	Miami, Florida (Cadillac Ranch)	Dec-11
29	Oxon Hill, Maryland (Cadillac Ranch)*	Dec-11
30	Annapolis, Maryland (Cadillac Ranch)*	Dec-11
31	Indianapolis, Indiana (Cadillac Ranch)*	Dec-11

*
Assets acquired subsequent to December 27, 2011.

        We operate a centrally-located beer production facility in Ellsworth, Iowa which facilitates the initial stage of our patented brewing process, which supplies our Granite City locations. We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new Granite City restaurant locations. Additionally, having a common starting point, the beer production creates consistency of taste for our product from restaurant to restaurant. The initial product produced at our beer production facility is transported by truck to the fermentation vessels at each of our restaurants where the brewing process is completed. In 2007, we were granted a patent by the United States Patent and Trademark Office for this brewing process. We believe that our current beer production facility, which opened in June 2005, has the capacity to service 35 to 40 restaurant locations.

        Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.

Although negative trends in consumer spending within the casual dining sector appear to be easing, many consumers continue to dine out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent. We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic. We believe these initiatives contributed to the increase in sales and guest traffic in fiscal year 2010 over that of 2009, as well as the increase in both sales and guest traffic in 2011 over 2010.

        We maintain a website at www.gcfb.net, which is also accessible through www.gcfb.com. We make available on our website, free of charge, our annual, quarterly and current reports, and all amendments to those reports, as soon as reasonably practicable after that material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Our Code of Business Conduct and Ethics and key committee charters are also available on our websites and in print upon written request to Granite City Food & Brewery Ltd., 701 Xenia Avenue South, Suite 120, Minneapolis, Minnesota 55416, Attention: Investor Relations. Unless otherwise indicated, we do not intend to incorporate the contents of our websites into this Annual Report or any other document filed or furnished with the SEC.

        We were incorporated on June 26, 1997, as a Minnesota corporation and became a publicly traded company in June 2000. Our corporate offices are located at 701 Xenia Avenue South, Suite 120, Minneapolis, Minnesota 55416, and our telephone number is (952) 215-0660.

Change in Control

        In May 2011, we completed a preferred stock financing transaction with Concept Development Partners, LLC ("CDP") by issuing 3,000,000 shares of Series A Convertible Preferred Stock to CDP for $9.0 million. CDP acquired control of our company through its purchase of newly issued preferred stock and a related shareholder and voting agreement. On the same day, we also completed a common stock repurchase transaction with DHW Leasing, L.L.C. ("DHW"), formerly our primary source of financing for furniture, fixtures and equipment, by repurchasing 3,000,000 shares of common stock from DHW for approximately $7.1 million. Pursuant to a debt conversion transaction in October 2009, DHW converted approximately $15 million of indebtedness into 4,666,666 shares of our common stock at a conversion price of approximately $3.24 per share. DHW beneficially owned a majority of our common stock from October 2009 to May 2011. The May 2011 transactions also resulted in changes at our board and senior management levels.

        CDP is majority-owned by an affiliate of CIC Partners' fund, CIC II LP, and CDP Management Partners, LLC. CIC Partners is a mid-market private equity firm based in Dallas, Texas. CIC Partners has invested in more than 40 companies with revenues of $10 million to $1 billion in industries including energy exploration, food, healthcare services, restaurants and retail. CIC Partners and its predecessor firm's prior restaurant and retail investments include Buffet Partners (dba Furr's), DF&R Restaurants Inc. (Don Pablo's), Main Street Restaurant Group, Inc., the largest T.G.I. Friday's franchisee, Restoration Hardware, and Quiznos. CDP used working capital to fund its purchase of our preferred stock.

        The outstanding preferred stock has preference over our common stock in the event of an involuntary or voluntary liquidation or dissolution of our company, and we are obligated to pay a dividend of 9% per annum on the preferred stock through 2013, one-half of which is in the form of common stock. The consent of at least a majority of the preferred would be required for us to authorize stock on a parity with or preferential to the preferred, to adversely amend the rights of the preferred, or to make a material acquisition of another company or sale of substantially all our assets.

Each share of preferred stock is convertible into two shares of our common stock, at the holder's option, until a full, automatic conversion on the first business day on or after December 31, 2014, on which the average closing sale prices of our common stock for the trading days within the 90 calendar day period ending on the date prior to the automatic conversion date is greater than $4.00 per share. Each holder of preferred stock has 0.77922 votes per preferred share on all matters submitted to our shareholders, subject to proportionate adjustment upon adjustment to the conversion price under the certificate of designation upon a stock split or reverse stock split. The existence of this preferred stock, especially held by a controlling shareholder, may delay, deter or prevent takeover attempts and other changes in control of our company, which may prevent our other shareholders from realizing a premium over the then-prevailing market price of our common stock and may depress the price of our common stock.

        As of March 15, 2012, given CDP's ability to convert its preferred stock to common stock, its receipt of dividends in the form of common stock on such preferred stock, and its right to vote all of the shares of common stock owned by DHW under a shareholder and voting agreement with DHW, CDP beneficially owned 7,759,774 shares of our common stock, representing approximately 71.9 percent of our common stock. As a result of the pre-conversion limitation on voting the preferred stock, the foregoing beneficial ownership represents the power to cast 4,094,434 votes, representing approximately 57.5 percent of our voting securities.

        Under the shareholder and voting agreement with DHW, CDP has the right to nominate five members of our board and DHW has the right to nominate two members of our board. CDP and DHW have also agreed to vote for each others' nominees. This shareholder and voting agreement terminates on the earliest to occur of (1) the mutual agreement of CDP and DHW, (2) May 10, 2016, (3) the date on which DHW and its affiliates no longer own at least 250,000 shares of our common stock, (4) the date on which DHW's loans to its primary lenders are reduced to an aggregate principal amount of $250,000 or less and (5) the date on which CDP and its affiliates no longer own any of our capital stock. The combination of the preferred stock transaction and our repurchase of common shares from DHW effectively reduced DHW's beneficial ownership of our common stock from approximately 63.1 percent to approximately 34.8 percent (or approximately 15.5 percent assuming full conversion of the preferred stock acquired by CDP) as of March 15, 2012.

Credit Agreement

Entry into Credit Facility

        In May 2011, we entered into a $10.0 million credit agreement with Fifth Third Bank (the "Bank"). Pursuant to the terms of a guaranty, pledge and security agreement, our obligations under the credit agreement are collateralized by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired. Payment and performance of our obligations to the Bank are jointly and severally guaranteed by our subsidiaries. The credit agreement provides for a term loan in the amount of $5.0 million, which was advanced in a single borrowing in May 2011, and a line of credit agreement in the amount of $5.0 million. Subject to the terms and conditions of the credit agreement, the Bank has also agreed to issue standby letters of credit in an aggregate undrawn face amount up to $100,000, subject to reduction or modification.

Subsequent Amendments

        In December 2011, we amended the credit agreement twice. Pursuant to the first amendment, the line of credit commitment was temporarily increased from $5.0 million to $7.0 million. Under the second amendment, we borrowed $5.0 million pursuant to a new term loan and the line of credit commitment was temporarily increased from $7.0 million to $12.0 million. The increased line of credit will be available to Granite City until the earlier to occur of (a) consummation of Granite City's planned sale-leaseback of its real property in Troy, Michigan, or (b) April 30, 2012. At that time, the line of credit commitment will revert to $10.0 million. The line of credit loan and the two outstanding $5.0 million term loans mature on December 31, 2014. As of March 15, 2012, we had drawn down $6.8 million from the line of credit.

        In January 2012, we entered into a third amendment to the credit agreement to allow us (1) to issue a promissory note in the amount of $900,000 to the sellers of the Cadillac Ranch restaurant assets located in Pittsburgh, Pennsylvania, and (2) to maintain a separate bank account to be used in connection with the consulting agreement between Granite City and such sellers under which the Pittsburgh location will be operated through closing. In March 2012, we entered into a fourth amendment to the credit agreement, which (1) amends certain borrower covenants to permit a landlord lien in connection with our entry into a lease for a newly-acquired location (Franklin, Tennessee) and waives the requirement to obtain a collateral access agreement from such landlord, and (2) amends the effective date of the second amendment from December 30, 2011 to December 26, 2011.

Cadillac Ranch Asset Acquisitions

Master Asset Purchase Agreement and Acquisitions to Date

        In November 2011, we, through our wholly-owned subsidiary, Granite City Restaurant Operations, Inc., a Minnesota corporation ("GCROI"), entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name "Cadillac Ranch All American Bar & Grill." The restaurants provide full-service casual dining in a fun, dynamic environment that uniquely melds authentic All-American cuisine and entertainment. The master asset purchase agreement contains representations, warranties, covenants and agreements as are customary for a transaction of this size and nature, and includes the right to acquire the trademarks and goodwill of the restaurants.

        Pursuant to the master asset purchase agreement, as amended, we acquired the following Cadillac Ranch restaurant assets in November and December 2011:

Mall of America (Bloomington, MN)	$1,400,000
Kendall (Miami, FL)	$1,442,894
Indy (Indianapolis, IN)*	$800,948
Annapolis (Annapolis, MD)*	$1,350,000
National Harbor (Oxon Hill, MD)*	$1,174,600
Intangible assets (intellectual property)*	$1,538,729

*
Assets acquired subsequent to December 27, 2011

Pending Acquisition

        The parties have entered into an asset purchase agreement pursuant to which GCROI has agreed to purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000. The Pittsburgh asset purchase will close at such time as a liquor license can be issued by the Pennsylvania Liquor Control Board, which the parties expect to occur in the second quarter of 2012.

Terminated Acquisitions

        In January 2012, GCROI notified the selling parties that it had terminated its obligation to buy the Cadillac Ranch restaurant assets of 3720 Indy, LLC ("Keystone"), the restaurant then under construction in Indianapolis, Indiana, based on, among other matters, the parties' failure to close by January 13, 2012, as provided in the master asset purchase agreement, as amended; the parties' failure to agree upon and enter into a separate asset purchase agreement for the purchase of the assets of Keystone; and the fact that, as of January 13, 2012, Granite City's board of directors had not approved the purchase of the assets, Granite City's lender had not approved or funded the acquisition, and Granite City was not satisfied with the results of its due diligence investigation of the proposed asset acquisition.

        Under the master asset purchase agreement, as amended, the purchase of the Cadillac Ranch restaurant assets of CR Florida, LLC ("Hallendale"), in Hallendale Beach, Florida, was subject to the approval of the board of directors of Granite City in its sole business discretion. In January 2012, Granite City's board determined not to approve the purchase of the Hallendale assets.

Concepts and Business Strategy

        Our objective is to operate successful restaurants by consistently exceeding our guests' expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry. Our expansion plans include growth in restaurant and overall company earnings in an effort to provide returns for our shareholders. Our concepts target a broad guest base by offering high quality, made-from-scratch, casual, value-priced food, and, at our Granite City restaurants, fresh, handcrafted, quality beers. We believe these concepts differentiate us from many of our competitors, who feature pre-prepared, smaller portioned entrees. The key elements of our concept and strategy are as follows:

  •
  Offer a broad selection of quality foods at reasonable prices.

  •
  Create a fun, energetic atmosphere and destination dining experience.

  •
  Create a passionate culture of service.

  •
  Offer handcrafted beers made with an efficient brewing process at our Granite City restaurants.

  •
  Achieve attractive restaurant economics.

  •
  Pursue deliberate and careful expansion of our Granite City concept.

Locations

        As of March 15, 2012, we operated 26 Granite City Food & Brewery restaurants and five Cadillac Ranch All American Bar & Grill restaurants as set forth in "Business—Overview."

        Our prototypical Granite City restaurant consists of an approximately 8,800 square foot facility conveniently located just off one or more interstate highways and centrally located within the respective area's retail, lodging and transportation activity. Granite City restaurants have open atmospheres as well as floor-to-ceiling window systems creating, where designs permit, expansive views of outdoor patio areas used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

        The average size of our Cadillac Ranch restaurants is 10,000 square feet. The atmospheres are warm, Rock N' Roll-inspired with plenty of room for friends, music and dancing in a fun, dynamic environment. Classic Rock, Modern Rock and more play through our state of the art sound system, with multiple large-screen televisions throughout. The spacious floor plan allows for catered events such as wedding receptions, corporate events, or any other private party. The Indianapolis location, while similar in appearance to our other Cadillac Ranch locations, is a 20,000 square foot unit that has a much higher percentage of alcohol sales than our other Cadillac Ranch locations.

        Future expansion of our Granite City concept will be in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We plan to continue using our restaurant prototype in future restaurants; however, where appropriate, we expect to convert existing restaurants to our Granite City concept. Additionally, we intend to explore alternative restaurant designs to enhance guest experience and increase profitability. We may also need to alter our prototype to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations. At present, we have no plans to expand Cadillac Ranch while we integrate the operations of those restaurants.

        The selection of future Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development. These criteria include minimum "trade area" populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.

Menu

        At the core of our Granite City concept is our broad 85-item menu, which is freshly prepared and served in generous portions, complemented by our fresh, handcrafted beers. Our menu is committed to full-flavored ingredients and is based on the made-from-scratch preparation of distinctive items not generally featured on restaurant chain menus. We create new menu items and weekly specials on a regular basis. All menu items are staff and guest-tested, then refined before menu implementation.

        Our Granite City menu is designed to cater to a diverse customer base for a variety of dining occasions and is strategically tailored for patrons who tend to have greater price sensitivity toward lunch items than dinner items. When our menu is opened, our guests find a special section of lunch selections featured at prices currently ranging from $5.00 to $7.99, providing a premium meal at a special value for midday diners. We also offer signature selections, meals which are marketed as our chefs' personal favorites. These selections provide our guests with an opportunity to treat themselves to the highest quality Granite City Food & Brewery has to offer. Our overall menu prices currently range from $3.59 for a cup of soup to $25.99 for our GC Steakhouse Classic New York Strip. Most of our 85 menu items currently range from $8.49 to $17.99. Our average check per person during 2011 ranged from $12.52 to $14.39, varying by market.

        Some of the more popular items on our Granite City menu include our Ale and Cheddar Soup, Idaho Nachos, Grilled Chicken and Bruschetta Salad, Asian Chicken Salad, Grilled London Broil with Bourbon Onion Sauce, GC Meatloaf, and Granite City Walleye. We currently offer three to four special menu items weekly, ranging from appetizers to salads and entrees. This approach allows us to be innovative, keeping our menu fresh and interesting. Approximately 3.2 percent of food sales during 2011 were generated through weekly specials. We also solicit input from guests regarding our menu offerings.

        Our Cadillac Ranch menu offers a diverse selection of classic American cuisine, with regional favorites highlighted at each location. We offer burgers, steaks, chops, pizza and salads as well as a wide assortment of unique and inspiring specialty drinks. Margherita flat bread pizza and real Wisconsin jalapeno cheese curds highlight our appetizer menu. Our lunch options start at $7.99 and include fresh cobb salad, pastrami melt sandwich, and great soup and salad combinations. Some of our most popular dinner entrees include candied pecan pork chops, chicken diablo pasta, buffalo burger and cowboy ribeye. Our entrée menu prices range from $12.99 for grilled chicken to $29.99 for our 21 ounce ribeye.

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

Purchasing

        We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources. Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we generally purchase these commodities from national and regional suppliers at negotiated prices. In order to control the cost of such purchasing, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 27, 2011, our future obligations under such contracts aggregated approximately $1.1 million.

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

Brewing Operations—Fermentus Interruptus®

        Granite City's flagship brews consist of five styles available every day. In addition, we also produce specialty or seasonal beers which are designed to attract beer enthusiasts. Seasonal beers are often tied to particular events like Oktoberfest and St. Patrick's Day. Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions. This ability to craft beers to our events builds customer appeal and provides customers with a different feel or experience on subsequent visits, which we believe promotes repeat business. Additionally, we sell our beers at various stadiums and arenas, and bottle our beers for sale at off-sale retail establishments.

        We operate a centrally-located beer production facility in Ellsworth, Iowa which facilitates the initial stage of our patented brewing process. We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations, thereby reducing equipment and development costs at new Granite City restaurant locations. Additionally, having a common starting point, the beer production creates consistency of taste for our product from restaurant to restaurant. The initial product produced at our beer production facility is transported by truck to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed.

        In May 2007, we were granted a patent by the United States Patent and Trademark Office for this proprietary beer brewing process. This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our Granite City restaurant fermentation tanks where it is finished into beer. In October 2008, we were granted a federally registered trademark for Fermentus Interruptus. In June 2010, we were granted an additional patent for an apparatus for distributed production of beer. We believe that our current beer production facility, which opened in June 2005, has the capacity to service 35 to 40 restaurant locations.

        We supplement our microbrewed products at our Granite City restaurants with national and international brands of beer served in bottles at each of our locations. This allows us to cater to a larger variety of beer enthusiasts.

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

Marketing

        We focus our business strategy on providing high-quality, Modern American cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of each of our restaurants, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. While we believe word-of-mouth advertising and taking care of each of our guests are key components in driving guests' initial and subsequent visits, we do use grass roots marketing and select media to attract and retain customer patronage. Outside media expense was less than one percent of revenue in 2011 and 2010, which we believe is significantly less than the industry average. In 2012 we intend to increase our focus on various social media initiatives. Furthermore, we believe we have the potential to continue to grow our customer traffic through other targeted marketing programs. One such initiative at our Granite City restaurants is the "Mug Club" program for repeat customers. As of March 15, 2012, we had over 252,000 Mug Club members. We have introduced several initiatives to bolster our relationship with members, to drive additional restaurant traffic and to increase sales of high-margin proprietary beers. Our initiatives include regular communication with members through e-mail and special Mug Club events such as seasonal beer-tapping parties.

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

        During 2011, we began to introduce kitchen management systems and table management systems into a select group of restaurants for the purpose of enhancing the customer experience and increasing table turns. At present, we are testing the results of this technology at five of our locations and will continue to do so during 2012. Depending upon the results of this added technology, we may choose to expand this program to other restaurants throughout the year.

Management and Employees

        As of March 15, 2012, we had approximately 2,800 employees, consisting of approximately 1,320 part-time employees and approximately 1,480 full-time employees.

Restaurant Employees

        Our ability to effectively manage restaurants in multiple geographic areas is critical to our success. Our Granite City managers are trained under the instruction of dedicated trainers and veteran managers. Our seven to ten-week training program consists of both "hands on" as well as classroom training for all aspects of management. Granite City restaurant-level management teams consist of a managing partner, a culinary partner and generally four to six assistant managers. Each member of the team is cross-trained in all operational areas and receives incentive bonuses based upon quantitative and qualitative performance criteria. Our Cadillac Ranch management teams consist of a general manager, a kitchen manager and three to four assistant managers. We expect to have our Cadillac Ranch management teams fully integrated into the training program described above by April 2012.

        Each Granite City restaurant employs approximately 90 hourly employees, approximately 40 percent of whom are part time, while each Cadillac Ranch restaurant employs approximately 70 hourly employees, 55 percent of whom are part time. All employees are trained and follow tenured employees for a period of time before they are scheduled to work independently.

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

Corporate Employees

        As of March 15, 2012, we had 49 corporate-level employees. Our restaurant-level management teams are managed by three regional directors of operations. We may need to add additional employees, including additional regional personnel, to ensure proper management, support and controls in the event of future expansion. Our regional directors of operations receive incentive bonuses based upon quantitative and qualitative performance criteria.

Hours of Operation

        Although our hours vary somewhat from location to location, our Granite City restaurants are open seven days a week, generally from 11:00 a.m. to 12:00 a.m., Monday through Thursday, 11:00 a.m. to 1:00 a.m. Friday and Saturday and from 10:00 a.m. to 10:00 p.m. on Sunday. We offer a buffet style brunch on Saturdays beginning at 9:00 a.m., and Sundays beginning at 10:00 a.m. This brunch features both breakfast and lunch items, which follows our high quality standards and price/value relationship. We are open on select holidays.

        While the hours at our Cadillac Ranch restaurants vary as well, we are generally open daily from 11:00 a.m. until early morning with the exception of our Indianapolis location which is open Wednesday through Sunday beginning at 4:00 p.m. We offer a Sunday brunch at our Mall of America location from 11:00 a.m. to 2:00 p.m., which features primarily breakfast items.

Government Regulation

        Our restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and alcoholic beverages. Additionally, since we operate brewing facilities at our Granite City restaurants, we are subject to a number of specific state and local regulations that apply to the ownership and the operation of microbreweries. Our facilities are licensed and subject to regulation under state and local fire, health and safety codes.

        Each of our restaurants is required by a state authority and, in certain locations, county and/or municipal authorities, to obtain a license to brew beer and/or a license to sell beer, wine and liquor on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. Our failure to receive or retain a license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere. We have not encountered any material difficulties in obtaining or retaining alcoholic beverage licenses to date; however, following discussions with the Kansas Alcoholic Beverage Control Division, which regulates the licensure and ownership of microbreweries in Kansas, we transferred the operations of our Kansas restaurants to a separate corporation to comply with Kansas statutes and regulations. For additional information regarding the ownership structure used in Kansas to satisfy the licensing statutes of that state, see Note 1 to our consolidated financial statements entitled "Summary of significant accounting policies."

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

        Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Specifically, Illinois, Ohio and Florida, where we currently operate restaurants, have minimum wages that are higher than the federal level. Significant numbers of hourly personnel at our other restaurants are paid the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs.

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

Competition

        The restaurant industry is intensely competitive. We positioned the Granite City concept in the high-quality casual dining segment. Our Cadillac Ranch restaurants compete in the mid-sector of casual dining as it relates to service and food quality. Both concepts compete with a number of well-established national, regional and local restaurants, many of which have substantially greater financial, marketing, personnel and other resources than we do. We compete with established local restaurants, established national chains such as The Cheesecake Factory, PF Chang's, Olive Garden, Red Robin, CPK, Applebee's, Chili's, and Ruby Tuesday, as well as Rock Bottom, which also has on-premises brewing. Throughout the United States, there are micro-breweries of various sizes and qualities, some of which feature food.

        Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location. We believe both concepts compare favorably with respect to each of these factors and their direct competitors. We intend to emphasize our quality food and service for both our concepts. We also compete with other retail establishments for site selections.

Trademarks, Service Marks and Patents

        We have federal registrations for the trademarks "GC Granite City Food & Brewery and Design," "Granite City Food & Brewery," "Granite City," "GC," "Fermentus Interruptus," "Cadillac Ranch All American Bar & Grill," and "Cadillac Ranch Rock-N-Country Bar & Grill." We have federal applications pending to register the marks "Cadillac Ranch" and "Cadillac Grille." We have Minnesota state registrations for the word and design marks "Granite City Food & Brewery," "Brother Benedict's Mai Bock," "Victory Lager," "Pride of Pilsen," "Northern Light" and "Duke of Wellington." Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

        In May 2007, the United States Patent and Trademark Office granted us U.S. Patent 7,214,402 for our proprietary beer brewing process. This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our Granite City restaurant fermentation tanks where it is finished into beer. U.S. Patent 7,735,412 was issued in June 2010 for an apparatus for distributed production of beer.

        We have an additional U.S. patent application, Serial Number 11/800,752 pending with the United States Patent and Trademark Office relating to a method of production of beer for distribution.

Seasonality

        We expect that our sales and earnings will fluctuate based on seasonal patterns. We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our markets. Additionally, because Cadillac Ranch restaurants are more entertainment based, certain restaurants will see a fluctuation in sales depending upon events in or around its location.

Executive Officers of the Registrant

        The following table provides information with respect to our executive officers as of March 15, 2012. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Robert J. Doran	65	Chief Executive Officer and Director
Dean S. Oakey	54	Chief Operating Officer
Steven J. Wagenheim	58	President, Founder and Director
James G. Gilbertson	50	Chief Financial Officer and Assistant Secretary
Monica A. Underwood	52	Vice President of Finance and Corporate Secretary

        Robert J. Doran has been the Chief Executive Officer of Granite City since May 2011. Mr. Doran has been a Managing Partner of CDP Management, a merchant banking firm focusing on principal investments and consulting in the restaurant, food processing, and retail industries, since April 2010. He is the founder of Doran Consulting, a niche consulting group specializing in executive coaching since 1999, providing services to McDonald's Corporation, Bell South, Boston Markets, and Delphi Auto Parts. Mr. Doran was employed with McDonald's Corporation from January 1967 to March 1999 serving in a variety of regional director and vice president positions, most recently as Executive Vice President of McDonald's USA. Mr. Doran currently serves on the board of directors of Hawaii Development Company and McDonald's of Hawaii.

        Steven J. Wagenheim, who served as our Chief Executive Officer from June 1997 through May 2011, currently serves as our President, Founder and one of our directors. He has been a board member since 1997 and served as Chairman of the Board of Granite City from July 2006 to February 2009. Mr. Wagenheim has over 30 years of hospitality industry experience as a corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations. Mr. Wagenheim previously served as Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., an investment holding company that formerly operated a Champps Americana restaurant in New Brighton, Minnesota. Between 1989 and 1997, Mr. Wagenheim was involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation.

        Dean S. Oakey became our Chief Operating Officer in May 2011. He has been a Managing Partner of CDP Management Partners, LLC, a merchant banking firm focusing on principal investments and consulting in the restaurant, food processing, and retail industries, since April 2009. From June 1997 to April 2010, Mr. Oakey served as Managing Director of Investment Banking for SMH Capital Corp., an investment banking firm. In this capacity, Mr. Oakey was responsible for business development and management duties, with a focus on the consumer products and services industries. Mr. Oakey has served as a director of People's Liberation Inc., a publicly traded company engaged in marketing and selling high-end casual apparel, from November 2005 to December 2011, and as a director of RT Holdings, LLC, the privately held parent company of Ruby Tequilas Mexican Kitchen, since February 2008.

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

        Monica A. Underwood has served as our Vice President of Finance and Corporate Secretary since January 2008. She served as our Corporate Controller from April 2001 to January 2008. Ms. Underwood also served as our Interim Chief Financial Officer from February 2003 to September 2005.

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

Risks Related to Our Business

        In May 2011, we replaced a majority of the members of our board and made changes in our senior management, including our chief executive officer. Our failure to successfully capitalize on these management changes or the failure of new senior management to successfully manage our operations may adversely affect our business.    Upon the closing of our preferred stock issuance to Concept Development Partners LLC, or CDP, which we refer to as the CDP transaction, four of our incumbent directors resigned, the size of our board was increased from seven to eight persons, and the following persons were elected to our board: Fouad Z. Bashour, Robert J. Doran, Louis M. Mucci, Michael S. Rawlings and Michael H. Staenberg. Mr. Bashour was also appointed to serve as our Chairman of the Board and Mr. Doran was also elected to serve as our Chief Executive Officer. Our future success depends on the ability of our board and our senior management team to work together with our pre-existing senior management team to successfully implement our strategies and manage our operations.

        We may fail to realize the anticipated benefits of the CDP transaction.    Our future performance may depend on our ability to realize the benefits of the CDP transaction. We may not successfully execute our growth strategy of building new Granite City restaurants, creating private dining rooms and expanding bar areas of existing Granite City restaurants and improving our technology. Furthermore, even with the related lease restructuring and permanent rent reductions, we may not be able to continue to generate cash flow from operations, and we will need substantial capital in the future to grow our business. If we are not able to develop successful strategies and implement a business plan that achieves these objectives and benefits from our relationship with CDP, the benefits of the CDP transaction may not be realized, which would have an adverse impact on our company and the market price of our shares.

        We have a history of losses and no assurance of future profitability.    We have incurred losses in each fiscal year since inception. We had net losses of approximately $4.6 million for the fiscal year ended December 27, 2011 and approximately $4.5 million for the fiscal year ended December 28, 2010. As of December 27, 2011, we had an accumulated deficit of approximately $74.3 million. We cannot assure you that we will materially increase our revenue, and even if we substantially increase our revenue, we cannot assure you that we will achieve profitability or positive cash flow. If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future because our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions, and the level of competition in our markets.

        Disruptions in the national economy and the financial markets have adversely impacted our business and may further impact our business.    In recent years, the full-service dining sector of the restaurant industry has been adversely affected by economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. Disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could adversely affect our financial position and results of operations. As a result, any decrease in cash flow generated from our business could adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit and equity markets. This disruption in the credit and equity markets has also adversely affected the availability of financing for our operations and expansion. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit. If the economy does not continue to recover from the economic downturn that began to affect the restaurant industry in 2008, we cannot assure you that we can reduce costs to a level necessary to offset potentially lower revenue. Depending upon the future economic conditions, we may need to raise additional capital and/or close restaurants to continue operating.

        Consumer confidence has not recovered from historic lows impacting the public's ability and/or desire to spend money eating out.    While sales and guest traffic gains have been made by the restaurant industry and our restaurants in 2011, much of the economic improvement in the restaurant industry has come from cost savings initiatives. If this current weak economic recovery continues for a prolonged period of time and/or deepens in magnitude returning to the negative trends of prior years, our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected. Deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenue. This could result in reductions in staff levels, asset impairment charges and potential restaurant closures.

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

        Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. The global economic crisis has reduced consumer confidence and affected consumers' ability or desire to spend disposable income. A continued deterioration in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, personal bankruptcies, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenue. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

        CDP has substantial control over us, which could reduce your ability to receive a premium for your shares through a change in control.    In May 2011, CDP acquired beneficial ownership of a majority of our common stock. In addition, under our stock purchase agreement with CDP dated February 8, 2011, CDP nominated five persons to serve on our board of directors. Finally, CDP and DHW, formerly our majority shareholder and the direct or indirect landlord of 12 of our locations, have entered into a shareholder and voting agreement, pursuant to which:

  •
  DHW agrees to vote its shares for CDP's five nominees to our board of directors;

  •
  CDP agrees to vote its shares for DHW's two nominees to our board of directors;

  •
  at any meeting of our shareholders, DHW agrees to vote its shares in the same manner as CDP on any other matter presented to the shareholders; and

  •
  DHW granted an irrevocable proxy to CDP to vote all of the shares of our common stock which are owned by DHW.

        As a result of the foregoing, CDP has a significant influence on the outcome of all corporate actions requiring shareholder approval independent of how our other shareholders may vote, including:

  •
  the election of our directors;

  •
  any amendment of our articles of incorporation or bylaws;

  •
  the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets; and

  •
  the defeat of any non-negotiated takeover attempt that might otherwise benefit our other shareholders.

        A decline in visitors to retail centers, shopping malls, or entertainment centers where our restaurants are located could negatively affect our restaurant sales and may require us to record an impairment charge for restaurants performing below expectations.    Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. Consumers may dine out less frequently depending on economic conditions. As guest traffic decreases, lower sales result in decreased leverage that leads to declines in operating margins. If visitor rates to these centers decline due to economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, further changes in consumer preferences or shopping patterns, higher frequency of online shopping, further changes in discretionary consumer spending, increasing gasoline prices, or otherwise, our revenue could decline and adversely affect our results of operations, including the possible need to record an impairment charge for restaurants that are performing below expectations.

        The integration and operation of our newly-acquired Cadillac Ranch restaurants may disrupt our business and create additional expenses, and we may not realize the full anticipated benefits of the acquisition of the Cadillac Ranch restaurants.    In the fourth quarter of 2011, we completed the acquisition of the assets of two Cadillac Ranch restaurants, and in the first quarter of 2012, we completed the acquisition of the assets of three additional Cadillac Ranch restaurants and related intellectual property. In January 2012, we entered into an asset purchase agreement to purchase an additional Cadillac Ranch restaurant in Pittsburgh, Pennsylvania upon issuance of the related liquor license, which is expected in the second quarter of 2012. The integration and operation of these Cadillac Ranch restaurants may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. Integration of an acquisition involves numerous risks, including the diversion of management's attention and resources from other business concerns, challenges in integrating information systems, computer systems and supply chains, increased accounting and financial reporting risk, the potential loss of key employees, difficulties in completing strategic initiatives already underway in the acquired or acquiring companies, and unfamiliarity with suppliers and vendors of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. In addition, the majority of the Cadillac Ranch restaurants are located in markets which are new to us. New markets may have different competitive conditions, consumer tastes and discretionary patterns than our current markets. Therefore, we may not be able to realize the full synergies, goodwill, business opportunities and growth prospects anticipated in connection with these acquisitions.

        Our operating results could be adversely affected by any future acquisition of restaurant assets.    We may determine to grow through future acquisitions of restaurant assets. We may complete future acquisitions using cash, or through issuances of equity securities which could be dilutive, or through the incurrence of debt which could contain restrictive covenants. In addition, acquisitions may result in significant amortization expenses related to intangible assets. Such methods of financing could adversely affect our earnings. We cannot assure you that we will be successful in integrating any restaurant assets acquired in the future. In addition, we cannot assure you that we will pursue or consummate future acquisitions or that any acquisitions, if consummated, will be advantageous or profitable for our company.

        Finally, our acquisition activities may present financial, managerial and operational risks, including diversion of management attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the buyers or sellers. Any of these matters could affect our business, financial condition, results of operations and cash flows.

        Our geographic concentration could have a material adverse effect on our business, results of operations and financial condition.    We operate substantially all of our restaurants in the Midwestern United States and may be particularly susceptible to adverse trends and economic conditions in this geographic market, including its labor market, which could adversely impact our operating results.

        Less mature restaurants may vary in profitability and levels of operating revenue.    Our less mature restaurants typically experience higher operating costs in both dollars and as a percentage of revenue when compared to mature restaurants due to the inefficiencies typically associated with less mature restaurants. Some or all of our less mature restaurants may not attain operating results similar to those of our mature restaurants.

        We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.    Our leases generally are long term in nature. Most of our leases have 10 to 19 years remaining on their terms with options to renew in five-year increments (at increased rates). All of our leases require fixed annual rent, although some require payment of additional contingent rent if restaurant sales exceed a negotiated amount. Generally, our leases are "triple net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Future sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

        Our business is subject to seasonal fluctuations.    Historically, sales in most of our restaurants have been higher during the second and third quarters of each year. As a result, it is probable that our quarterly operating results and comparable restaurant sales will continue to fluctuate as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales of any particular future period may decrease. Additionally, because Cadillac Ranch restaurants are more entertainment based, certain restaurants will see a fluctuation in sales depending upon events in or around its location.

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

  •
  the timing of restaurant openings and related expenses;

  •
  levels of competition in one or more of our markets; and

  •
  general economic conditions and consumer confidence.

        Decreases in our same store sales could cause the price of our common stock to decrease.

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

        If our distributors or suppliers do not provide food and beverages to us in a timely fashion, we may experience short-term supply shortages, increased food and beverage costs, and quality control problems.    We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. However, if the national distributor that provides food and beverages to all our restaurants, or other distributors or suppliers, cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to obtain an alternative supply source. If these alternative suppliers do not meet our specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenue and results of operations, could be adversely affected. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could materially adversely affect our business, financial condition, results of operations and cash flows.

        Our inability to successfully and sufficiently increase menu prices to address cost increases could result in a decline in margins.    We utilize menu price increases to help offset cost increases, including increased costs for food commodities (such as pork, beef, fish, poultry and dairy products), minimum wages, employee benefits, insurance arrangements, construction, energy, fuel, and other costs. Although we do not believe we have experienced significant consumer resistance to our past price increases, we cannot provide assurance that future price increases will not deter guests from visiting our restaurants or affect their purchasing decisions. If we are unsuccessful at raising prices, our business, financial condition, results of operations and cash flows could be harmed.

        The need for additional advertising may arise, which could increase our operating expenses.    We have generally relied on our high profile locations, operational excellence, "word-of-mouth," and limited paid advertising to attract and retain restaurant guests. During 2011, our radio and television advertising costs accounted for less than one percent of our net sales. Should we conclude that additional paid advertising is necessary to attract and retain guests, our operating expenses could increase and our financial results could be adversely affected.

        Changes in consumer preferences as a result of new information regarding diet, nutrition and health could negatively impact our results.    Our operating results may be affected by changes in guest tastes, the popularity of handcrafted beers, general economic and political conditions and the level of competition in our markets. Our continued success depends, in part, upon the popularity of micro-brewed beers and casual, broad menu restaurants. Shifts in consumer preferences away from these beers and this dining style could materially adversely affect any future profitability. Changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant concepts could also impact our operating results. In addition, our success depends on our ability to adapt our menu to trends in food consumption. If consumer eating habits change significantly and we are unable to respond with appropriate menu offerings, it could materially affect demand for our menu offerings resulting in lost customers and adversely impact our business, financial condition, results of operations and cash flows.

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

        If we are unable to protect our customers' credit card data, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.    In connection with credit card sales, we transmit confidential credit card information securely over public networks. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

        We rely on computer systems and information technology to run our business. Any material failure, interruption or security breach of our computer systems or information technology may adversely affect the operation of the business and our results of operations.    Computer viruses or terrorism may disrupt our operations and adversely affect our operating results. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes. If our technology systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, and financial condition.

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

        We may be unable to successfully compete with other restaurants in our markets.    The restaurant industry is intensely competitive. There are many well-established competitors with greater financial, marketing, personnel and other resources than ours, and many of such competitors are well established in the markets where we have restaurants. Additionally, other companies may develop restaurants with similar concepts in our markets. Any inability to successfully compete with restaurants in our markets could prevent us from increasing or sustaining our revenue and result in a material adverse effect on our business, financial condition, results of operations and cash flows. We may also need to make changes to our established concept in order to compete with new and developing restaurant concepts that become popular within our markets. We cannot assure you that we will be successful in implementing such changes or that these changes will not increase our expenses.

        Our success depends on our ability to protect our proprietary information.    Failure to protect our trademarks, service marks, trade secrets and patents could adversely affect our business. Our business prospects depend in part on our ability to develop favorable consumer recognition of the Granite City Food & Brewery and Cadillac Ranch All American Bar and Grill names. Although our service marks are federally registered trademarks with the United States Patent and Trademark Office, our trademarks could be imitated in ways that we cannot prevent. We rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this intellectual property may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, proprietary know-how, concepts and recipes. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. Moreover, we may face claims of misappropriation or infringement of third parties' rights that could interfere with our use of trade secrets, proprietary know-how, concepts or recipes. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages.

        In May 2007, the United States Patent and Trademark Office granted us a patent for our proprietary beer brewing process. This patent covers the method and apparatus for maintaining a centralized facility for the production of unfermented and unprocessed hopped wort (one of the last steps of the beer brewing production process) which is then transported to our restaurant fermentation tanks where it is finished into beer. We received another patent in June 2010 for an apparatus for distributed production of beer. Our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. We also have an additional patent application pending with the United States Patent and Trademark Office relating to a method of production of beer for distribution. We cannot provide assurance that any additional patents will be granted. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market.

        Our operations depend upon governmental licenses or permits.    Our business depends upon obtaining and maintaining required food service, liquor and brewing licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to close affected restaurants or limit the food and beverage offerings at our affected locations. We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as licensing requirements of states and municipalities where we operate restaurants. Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time. Although we do not anticipate any significant problems in obtaining required licenses, permits or approvals, any delays or failures to obtain required licenses, permits or approvals could delay existing operations or expansion. We are at risk that state regulations concerning brewery restaurants or the interpretation of these regulations may change.

        Regulations affecting the operation of our restaurants could increase our operating costs and restrict expansion.    We are subject to a variety of federal and state labor laws, such as minimum wage and overtime pay requirements, unemployment tax rates, workers' compensation insurance rates and citizenship requirements. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase our labor costs and reduce our operating margins.

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

        Litigation could have a material adverse effect on our business.    We are, from time to time, the subject of complaints or litigation from guests alleging food borne illness, injury or other food quality, health or operational concerns. We could be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or current employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our business and could cause variability in our results compared to expectations.

        Compliance with changing regulation of corporate governance, public disclosure and financial accounting standards may result in additional expenses and affect our reported results of operations.    Keeping informed of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act, as well as new and proposed SEC regulations, NASDAQ Stock Market rules and accounting standards, has required an increased amount of management attention and external resources. Compliance with such requirements may result in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities. Additionally, changes to existing rules or current practices may adversely affect our reported financial results.

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

        Increases in state or federal minimum wage or required benefits could negatively impact our operating results.    Various federal and state labor laws govern our relationship with our employees, including such matters as minimum wage requirements, overtime and working conditions. There have been increases in the federal and some state minimum wage requirements, and there may be additional increases in the future. Some states in which we operate, specifically Illinois, Ohio and Florida, have minimum wages that are higher than the federal level. A substantial majority of employees working in our restaurants receive compensation equal to the applicable minimum wage, and future increases in the minimum wage will increase our operating expenses. In addition, some states have periodically proposed laws that would require companies such as ours to provide health benefits to all employees. Additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions of health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our operating results.

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

Risks Related to Restaurant Expansion

        We have significant capital needs and cannot give assurance that financing will be available to us to pursue expansion.    We require significant capital for our operations and for expansion of our Granite City concept. We cannot assure you that we will be able to obtain financing for expansion on favorable terms or at all. If we raise additional capital through the issuance of our equity securities, such issuance may be at prices below the market prices of our common stock, and our shareholders may suffer significant dilution. Further, additional debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. The failure to obtain financing for growth could materially adversely affect our business, financial condition, results of operations and cash flows. Further, if debt financing does become available, we may be adversely affected by changes in interest rates. Changes in interest rates will also affect our lease rates and can be expected to adversely impact our operating results.

        Our business could be materially adversely affected if we are unable to expand in a timely and profitable manner.    To continue to grow, we must open new Granite City restaurants on a profitable basis. At present, we have no plans to expand Cadillac Ranch while we integrate the operations of those restaurants. The capital resources required to develop each new Granite City restaurant are significant. Expansion may be delayed or curtailed:

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

        We estimate that our cost of opening a new Granite City restaurant, leased from a third party, ranges from $1.0 million to $1.5 million, which includes furniture, fixtures and equipment and pre-opening costs. This assumes land and building costs are financed by a developer under a sale-leaseback arrangement. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant, conditions in the local real estate and employment markets, and leasing arrangements.

        Even with adequate financing, we may experience delays in restaurant openings which could materially adversely affect our business, financial condition, results of operations and cash flows. Our ability to expand depends upon a number of factors, some of which are beyond our control, including:

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

        Unanticipated costs or delays in the development or construction of future restaurants could prevent our timely and cost-effective opening of future restaurants.    We rely upon contractors for the construction of our Granite City restaurants. After construction, we invest heavily in equipment for completion of our restaurants. Many factors could adversely affect the costs and time associated with the development of future restaurants, including:

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

        We may not be able to manage expansion.    We face many additional business risks in connection with expansion, including the risk that our existing management, information systems and financial controls will be inadequate. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that expansion will impose on management and these systems and controls. Expansion also will place increased demands on human resources, purchasing and restaurant opening teams. If we fail to continue to improve management, information systems and financial controls, or if we encounter unexpected difficulties during expansion, we may be unable to grow and/or maintain current levels of operating performance in our existing restaurants.

Risks Related to our Securities

        Fluctuations in our operating results may decrease the price of our securities.    Our operating results may fluctuate significantly because of several factors, including the operating results of our restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, nutritional concerns and discretionary spending patterns, competitive factors, the skill and the experience of our restaurant-level management teams, the maturity of each restaurant, adverse weather conditions in our markets, our ability to expand, and the timing of future restaurant openings and related expenses. Consequently, our operating results may fall below the expectations of public market analysts and investors for any given reporting period. In that event, the price of our common stock would likely decrease.

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

        Our articles of incorporation, bylaws and Minnesota law may discourage takeovers and business combinations that our shareholders might consider in their best interests.    Anti-takeover provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, our board of directors, without further shareholder approval, may issue up to 7,000,000 additional shares of preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, our Amended and Restated Bylaws provide for an advance notice procedure for the nomination of candidates to our board of directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding "control share acquisitions" and "business combinations." We may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated preferred stock, our advance notice procedure for nominations, and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our board of directors.

        If we do not maintain our NASDAQ listing, you may have difficulty reselling our shares.    We need to maintain certain financial and corporate governance qualifications to keep our shares listed on the NASDAQ Capital Market. We cannot assure you that we will at all times meet the criteria for continued listing. If we fail to maintain such qualifications, our shares may be delisted.

        We received notice from NASDAQ Listing Qualifications in November 2011 that we no longer meet the minimum $2.5 million stockholders' equity requirement for continued listing on the Nasdaq Capital Market as set forth in Listing Rule 5550(b). The staff did not accept our plan for compliance submitted on January 4, 2012. Therefore, our stock is subject to delisting, pending the outcome of a hearing on our appeal of the delisting determination, which was held on March 1, 2012.

        In the event of delisting, trading, if any, would be conducted in the over-the-counter market on the OTC Bulletin Board or in the so-called "pink sheets". In addition, our shares could become subject to the SEC's "penny stock rules." These rules would impose additional requirements on broker-dealers who effect trades in our shares, other than trades with their established customers and accredited investors. Consequently, the delisting of our shares and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our shares, which may adversely affect your ability to resell our shares, and there would likely be a reduction in the coverage of our company by securities analysts and the news media. If any of these events take place, you may not be able to sell as many shares as you desire, you may experience delays in the execution of your transactions and our shares may trade at a lower market price than they otherwise would.

        A substantial number of shares are eligible for future sale by our current investors and the sale of those shares could adversely affect our stock price.    We have registered approximately 2.0 million shares of our common stock for resale, including shares issuable upon the exercise of warrants and upon the conversion of our preferred stock, and have various outstanding registration obligations. In particular, though the holder of our preferred stock, CDP, has for the time being waived its registration rights, we are contractually obligated to register for resale the approximately 6.0 million additional shares it holds, including shares representing common stock issuable upon conversion of our Series A Convertible Preferred Stock and the dividends we are required to issue in the form of common stock on such preferred stock through December 31, 2013. If any of the foregoing shares, or additional shares that may be eligible for resale into the market, are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our corporate headquarters is located in Minneapolis, Minnesota. We occupy this facility under a lease agreement which expires in November 2015. This office space is rented to us at an annual rate of $167,789.

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

        As of March 15, 2012, we operated 26 Granite City Food & Brewery restaurants and five Cadillac Ranch All American Bar & Grill restaurants. We lease the land and building at all but three of these restaurants. At our Fargo, South Bend and Indianapolis locations, we own the buildings and lease the land. The majority of our existing leases are for initial terms of 10 to 20 years with options to extend. We typically lease our restaurant facilities under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, contingent rent based on sales in excess of specified amounts.

        The following table sets forth data regarding our restaurant locations as of March 15, 2012:

Location	Opened		Square Feet
St. Cloud, Minnesota	Jun-99		10,000
Sioux Falls, South Dakota	Dec-00		10,600
Fargo, North Dakota	Nov-01		9,276
Des Moines, Iowa	Sep-03		9,449
Cedar Rapids, Iowa	Nov-03		9,449
Davenport, Iowa	Jan-04		9,449
Lincoln, Nebraska	May-04		9,449
Maple Grove, Minnesota	Jun-04		9,449
Wichita, Kansas	Jul-05		9,449
Eagan, Minnesota	Sep-05		7,600
Kansas City, Missouri	Nov-05		9,449
Kansas City, Kansas	Jan-06		9,449
Olathe, Kansas	Mar-06		9,449
West Wichita, Kansas	Jul-06		9,412
St. Louis Park, Minnesota	Sep-06		7,250
Omaha, Nebraska	Oct-06		9,000
Roseville, Minnesota	Nov-06		9,531
Madison, Wisconsin	Dec-06		9,000
Rockford, Illinois	Jul-07		9,000
East Peoria, Illinois	Oct-07		9,000
Orland Park, Illinois	Dec-07		9,000
St. Louis, Missouri	Jan-08		11,360
Ft. Wayne, Indiana	Jan-08		8,550
Toledo, Ohio	Feb-08		8,550
South Bend, Indiana	Jul-08		8,729
Indianapolis, Indiana	Feb-09		8,550
Bloomington, Minnesota	Nov-11	*	10,940
Miami, Florida	Dec-11	*	9,900
Oxon Hill, Maryland**	Dec-11	*	9,389
Annapolis, Maryland**	Dec-11	*	8,045
Indianapolis, Indiana**	Dec-11	*	20,000

*
Represents date of acquisition of Cadillac Ranch restaurant assets.

**
Assets acquired subsequent to December 27, 2011.

        In May 2011, we completed the purchase of an approximately two-acre site in Troy, Michigan, together with all plans, permits and related assets associated with the property, from Dunham Capital Management, L.L.C. ("DCM") for approximately $2.6 million. We intend to open a restaurant on this site in the second quarter of 2012.

        In February 2012, we entered into a 15-year lease agreement for a site in Franklin, Tennessee where we plan to construct a Granite City restaurant. The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $158,000. We anticipate opening this restaurant in late summer 2012.

        In the opinion of our management, each of our existing locations is adequately covered by insurance. For further information on property leases, please refer to "Management's Discussion and

Analysis and Results of Operations—Commitments" and Note (10) to our consolidated financial statements.

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

Item 4.    Mine Safety Disclosures.

        This requirement is inapplicable to our company.

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

Period	High	Low
2011
First Quarter	$6.08	$1.94
Second Quarter	$4.40	$2.75
Third Quarter	$3.33	$2.16
Fourth Quarter	$2.75	$1.80
2010
First Quarter	$2.49	$1.26
Second Quarter	$2.54	$1.40
Third Quarter	$2.05	$1.60
Fourth Quarter	$2.11	$1.65

        On March 15, 2012, there were 83 registered holders of record of our company's common stock.

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

        We did not repurchase any shares of our common stock in the fourth quarter of 2011.

        See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sale of Unregistered Securities during the Fourth Quarter of 2011

        On September 30, 2011, we issued 33,515 shares of our common stock as dividend payment to the holders of our Series A Preferred as required by the terms and conditions of such securities. The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act. The certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements. The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the Securities and Exchange Commission. No discount or commission was paid in connection with the issuance of such common stock.

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

        All of these forward-looking statements are based on information available to us on the date of filing this Annual Report. Our actual results could differ materially. The forward-looking statements contained in this Annual Report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward- looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A of this report under the caption "Risk Factors."

Overview

        We operate Modern American casual dining restaurants under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®. As of March 15, 2012, we operated 26 Granite City restaurants in 11 states and five Cadillac Ranch restaurants in four states. The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City's award-winning signature line of hand-crafted beers finished on-site. The extensive menu features moderately priced favorites served in generous portions. Granite City's attractive price point, high service standards, and great food and beer combine for a memorable dining experience. Cadillac Ranch focuses on bringing authentic, All-American cuisine to customers in a fun, dynamic environment. The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

        Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Although negative trends in consumer spending within the casual dining sector appear to be easing, many consumers continue to dine out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent. We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic. We believe these initiatives contributed to the increase in sales and guest traffic in fiscal year 2010 over that of 2009, as well as the increase in both sales and guest traffic in 2011 over 2010.

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

        We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations. All references to "2011" and "2010" within the following discussion represent the fiscal years ended December 27, 2011 and December 28, 2010, respectively. Fiscal years 2011 and 2010 each consisted of 52 weeks. Our fiscal year ended December 27, 2011 included 1,360 operating weeks, which is the sum of the actual number of weeks each restaurant operated. Our fiscal year ended December 28, 2010 included 1,352 restaurant weeks. We provide the statistical measure of restaurant weeks to enhance the comparison of revenue from period to period as changes occur in the number of restaurants we are operating.

        Our restaurant revenue is comprised almost entirely of the sales of food and beverages. The sale of retail items typically represents less than one percent of total revenue. Product costs include the costs of food, beverages and retail items. Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our new store opening team, rent expense incurred during the construction period and other direct costs associated with opening new restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent. Acquisition costs are expenses related to due diligence performed as part of the potential acquisition of assets. Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives. Interest expense represents the cost of interest expense on debt and capital leases net of interest income on invested assets.

Results of Operations as a Percentage of Sales

        The following table sets forth results of our operations expressed as a percentage of sales for fiscal years 2011 and 2010.

	Fiscal Year Ended
	December 27, 2011	December 28, 2010
Restaurant revenue	100.0%	100.0%
Cost of sales:
Food, beverage and retail	27.3	27.7
Labor	34.3	34.4
Direct restaurant operating	15.3	14.9
Occupancy	7.7	9.4

Total cost of sales	84.5	86.3

Pre-opening	0.1	—
General and administrative	8.8	7.4
Acquisition costs	0.9	—
Depreciation and amortization	6.4	6.7
Exit or disposal activities	(0.1)	0.8
Loss (gain) on disposal of assets	0.2	—

Operating loss	(0.8)	(1.1)

Interest:
Income	—	—
Expense	(4.1)	(4.0)

Net interest expense	(4.1)	(4.0)

Net loss	(4.9)%	(5.1)%

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

Results of Operations for the Fiscal Years Ended December 27, 2011 and December 28, 2010

Revenue

        We generated $93,222,655 and $89,330,387 of revenue during fiscal years 2011 and 2010, respectively, an increase of 4.4%. Approximately $696,000 of such increased revenue was generated from the Cadillac Ranch restaurants we acquired in the last two months of 2011. Comparable restaurant revenue, which includes restaurants in operation over 18 months, includes all of our Granite City restaurants and excludes all of our Cadillac Ranch restaurants. Comparable restaurant revenue increased 3.6% from 2010 to 2011 due primarily to an increase in guest traffic of 3.5%. The average weekly revenue per restaurant at our comparable restaurants increased $2,364 from $66,073 in 2010 to $68,437 in 2011.

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

Restaurant Costs

Food and beverage

        Our food and beverage costs, as a percentage of revenue, decreased 0.4% to 27.3% in 2011 from 27.7% 2010. While we experienced some cost increases, primarily in wine, bottled beer, certain protein and dairy, such increases were more than offset by decreases in tap beer, soft drink, chicken, and liquor costs. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences. We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences. Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests. Our varieties of craft brewed beer, which we believe we can produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.

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

        Our labor costs, as a percentage of revenue, decreased 0.1% to 34.3% in 2011 from 34.4% in 2010. While we experienced a slight increase in our employee benefits expense, our total labor expense decreased as a percent of revenue in 2011. Non-cash stock-based compensation was $251,162 in 2011 compared to $277,079 in 2010.

        We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses. We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

        Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable. Our direct restaurant operating expense, as a percentage of revenue, increased 0.4% to 15.3% in 2011 from 14.9% in 2010. While we experienced decreases in utilities, printing and small wares, we had increases in marketing, paper and plastic, as well as maintenance and repair costs.

        We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

        Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, decreased 1.7% as a percentage of revenue to 7.7% in 2011 from 9.4% in 2010. Our occupancy cost decreased due to the conversion of many of our leases from operating leases to capital leases. As capital leases, a portion of the lease expense is recorded as interest expense and reduction of liability. As operating leases, all lease expense is recorded as an occupancy cost included in rent expense. During the second half of 2010 and in 2011, lease amendments we entered into with the Dunham landlords caused the classification of seven leases to change from operating leases to capital leases. As a result, we expect our rent expense to continue to remain lower and our interest expense to continue to remain higher than such expenses were in 2010. Additionally, in the second quarter of 2011, we entered into lease amendments which reduced the monthly payments for eight of our restaurant properties.

        In the first quarter of 2011, we entered into rental abatement agreements for our restaurants in Toledo, Ohio and Ft. Wayne, Indiana. Pursuant to the agreements, we were required to pay $515,713 of the $822,616 in rents we had recorded as expense and withheld during negotiations in 2009 and 2010. As such, we wrote off the remaining deferred rents of approximately $307,000 to occupancy.

        Also included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term. This non-cash rent expense of $143,872 and $726,049 is included in occupancy costs in 2011 and 2010, respectively. The $528,177 decrease in non-cash rent expense was due primarily to the changes in lease terms and conditions pursuant to lease amendments.

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

        In 2011, our pre-opening costs of $112,494 were related to the Granite City restaurant we plan to open in the second quarter of 2012. Such costs are related primarily to travel, recruiting and hiring expenses.

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

        General and administrative expense increased $1,609,170 to $ 8,186,699 in 2011 from $6,577,529 in 2010. Of this year-to-date increase, $195,319 was non-cash stock-based compensation for employees and non-employee board members. As a percentage of revenue, general and administrative expenses increased 1.4% in 2011 over 2010. The primary sources of such increases were expenses related to employee compensation, travel, consulting and recruiting.

        As we seek new ways to build revenue, we will continue to closely monitor our general and administrative costs and attempt to reduce these expenses as a percentage of revenue while preserving an infrastructure that remains suitable for our current operations. Although we may need to recruit additional personnel to provide continued oversight of operations, we expect our turnover ratios to return to levels more consistent with the industry, allowing us to better manage our employee costs. To the extent our turnover increases above our expectations, additional costs above our budgeted figures could be incurred in our recruiting and training expenses.

Depreciation and Amortization

        Depreciation and amortization expense increased $41,683 to $5,997,940 in 2011 from $5,956,257 in 2010. As a percentage of revenue, depreciation expense decreased 0.3% to 6.4% in 2011 from 6.7% in 2010. We anticipate depreciation expense will increase as we complete enhancements at selected Granite City restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times during peak periods.

Exit or Disposal Activities

        In August 2008, we closed our Rogers, Arkansas Granite City restaurant, which failed to generate positive cash flow since opening in October 2007. In the first quarter of 2011, we entered into lease termination agreements regarding this property. The lease termination agreement with the mall owner required us to pay $159,075 in cash and $400,000 payable under a five-year promissory note with an annual interest rate of 6.0%. In order to offset the property development costs incurred by DCM, we entered into a lease termination agreement whereby we are required to pay DCM $1.0 million under a 20-year promissory note with an annual interest rate of 5.0%. Interest payments related to these termination agreements will be recorded as exit and disposal activities. Pursuant to such agreements, we will incur no further costs associated with the property and have relinquished all equipment at the site. We have written off all remaining assets, deferred rents and the sublease liability related to the Rogers property. As such, in the first quarter of 2011, we recorded a reduction of assets of approximately $545,000, a reduction of liabilities of approximately $713,000 and income of approximately $168,000. As of December 27, 2011, our total payments remaining under the terms of the lease termination agreements, including interest, were approximately $1.9 million.

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

Recent Restaurant Development Activity

        In May 2011, having determined to develop a restaurant in Troy, Michigan, we purchased the above-referenced approximately two-acre site, together with all plans, permits and related assets associated with the property in "As Is" condition, from DCM for the sum of approximately $2.6 million. Such sum included all closing costs of the real estate transaction and the previously unpaid carrying cost of approximately $740,100, which we had accrued and included in "accrued exit or disposal activities" on our balance sheet. We intend to open a restaurant on this site in the second quarter of 2012.

        In October 2011, we entered into a purchase and sale agreement with Store Capital Acquisitions, LLC ("Store Capital") regarding the restaurant under construction in Troy, Michigan. Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $3.6 million or the actual costs we incur for the property and construction of the restaurant thereon. Upon the closing of the sale, we will enter into an agreement with Store Capital whereby we will lease the restaurant from Store Capital for an initial term of 15 years at an annual rental rate equal to the purchase price multiplied by a capitalization rate equal to the greater of 9.25% or 5.85% plus the 15-year swap rate. Such agreement will include options for additional terms and provisions for rental adjustments. We intend to open a restaurant on this site in the second quarter of 2012.

        In February 2012, we entered into a 15-year lease agreement for a site in Franklin, Tennessee where we plan to construct a Granite City restaurant. The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $158,000. We anticipate opening this restaurant in late summer 2012.

Interest

        Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand. Net interest expense increased $303,100 to $3,852,556 in 2011 from $3,563,816 in 2010. This increase was due to the reclassification of several of our leases from operating leases to capital leases. As a result of such reclassifications, certain expense that was recorded as occupancy expense in 2010 was recorded as interest expense in 2011. We expect our interest expense will increase as we utilize our credit facility to build new Granite City restaurants in select markets, add space through physical enhancements at key existing Granite City restaurant locations and improve operational efficiencies through upgraded technology.

Liquidity and Capital Resources

        As of December 27, 2011, we had $2,128,299 of cash and a working capital deficit of $8,727,797 compared to $3,104,320 of cash and a working capital deficit of $9,277,408 at December 28, 2010. As of March 15, 2012, we had additional cash availability of approximately $5.2 million under our line of credit facility with Fifth Third Bank.

        During the year ended December 27, 2011, we obtained $6,414,541 of net cash through financing activities. Such funds were made up of $9.0 million in cash proceeds from the sale of our Series A Preferred, the receipt of $10.5 million in proceeds from a credit facility with Fifth Third Bank and $101,320 of cash from the exercise of options and warrants, offset in part by payments we made on our debt and capital lease obligations aggregating $2,635,609, $7,050,000 of cash used to repurchase 3,000,000 shares of our common stock from DHW, $2,933,828 of cash for costs associated with the CDP transaction, $407,592 cash used for debt issuance costs and $159,750 of cash in payment of dividends on our preferred stock. We obtained $1,867,415 of net cash in operating activities and used $9,257,977 of cash to purchase property and equipment, including $2,842,894 to purchase the assets of two Cadillac Ranch restaurants, which we completed during the fiscal year ended December 27, 2011.

        During the year ended December 28, 2010, we obtained $3,417,997 net cash from operating activities. We used $698,755 of net cash to purchase equipment and other assets, made payments aggregating $1,138,437 on our debt and capital lease obligations, paid deferred transaction costs of $108,344 and used $111,740 cash for cost related to the issuance of common stock.

Change in Control

        In May 2011, we completed a preferred stock financing transaction with Concept Development Partners, LLC ("CDP") by issuing 3,000,000 shares of Series A Convertible Preferred Stock to CDP for $9.0 million. CDP acquired control of our company through its purchase of newly issued preferred stock and a related shareholder and voting agreement. On the same day, we also completed a common stock repurchase transaction with DHW Leasing, L.L.C. ("DHW"), formerly our primary source of financing for furniture, fixtures and equipment, by repurchasing 3,000,000 shares of common stock from DHW for approximately $7.1 million. Pursuant to a debt conversion transaction in October 2009, DHW converted approximately $15 million of indebtedness into 4,666,666 shares of our common stock at a conversion price of approximately $3.24 per share. DHW beneficially owned a majority of our common stock from October 2009 to May 2011. The May 2011 transactions also resulted in changes at our board and senior management levels.

        CDP is majority-owned by an affiliate of CIC Partners' fund, CIC II LP, and CDP Management Partners, LLC. CIC Partners is a mid-market private equity firm based in Dallas, Texas. CIC Partners has invested in more than 40 companies with revenues of $10 million to $1 billion in industries including energy exploration, food, healthcare services, restaurants and retail. CIC Partners and its predecessor firm's prior restaurant and retail investments include Buffet Partners (dba Furr's), DF&R Restaurants Inc. (Don Pablo's), Main Street Restaurant Group, the largest T.G.I. Friday's franchisee, Restoration Hardware, and Quiznos. CDP used working capital to fund its purchase of our preferred stock.

        The outstanding preferred stock has preference over our common stock in the event of an involuntary or voluntary liquidation or dissolution of our company, and we are obligated to pay a dividend of 9% per annum on the preferred stock through 2013, one-half of which is in the form of common stock. The consent of at least a majority of the preferred would be required for us to authorize stock on a parity with or preferential to the preferred to adversely amend the rights of the preferred, or to make a material acquisition of another company or sale of substantially all our assets. Each share of preferred stock is convertible into two shares of our common stock, at the holder's option, until a full, automatic conversion on the first business day on or after December 31, 2014, on which the average closing sale prices of our common stock for the trading days within the 90 calendar day period ending on the date prior to the automatic conversion date is greater than $4.00 per share. Each holder of preferred stock has 0.77922 votes per preferred share on all matters submitted to our shareholders, subject to proportionate adjustment upon adjustment to the conversion price under the certificate of designation upon a stock split or reverse stock split. The existence of this preferred stock, especially held by a controlling shareholder, may delay, deter or prevent takeover attempts and other changes in control of our company, which may prevent our other shareholders from realizing a premium over the then-prevailing market price of our common stock and may depress the price of our common stock.

        As of March 15, 2012, given CDP's ability to convert its preferred stock to common stock, its receipt of dividends in the form of common stock on such preferred stock, and its right to vote all of the shares of common stock owned by DHW under a shareholder and voting agreement with DHW, CDP beneficially owned 7,759,774 shares of our common stock, representing approximately 71.9 percent of our common stock. As a result of the pre-conversion limitation on voting the preferred stock, the foregoing beneficial ownership represents the power to cast 4,094,434 votes, representing approximately 57.5 percent of our voting securities.

        Under the shareholder and voting agreement with DHW, CDP has the right to nominate five members of our board and DHW has the right to nominate two members of our board. CDP and DHW have also agreed to vote for each others' nominees. This shareholder and voting agreement terminates on the earliest to occur of (1) the mutual agreement of CDP and DHW, (2) May 10, 2016, (3) the date on which DHW and its affiliates no longer own at least 250,000 shares of our common stock, (4) the date on which DHW's loans to its primary lenders are reduced to an aggregate principal amount of $250,000 or less and (5) the date on which CDP and its affiliates no longer own any of our capital stock. The combination of the preferred stock transaction and our repurchase of common shares from DHW effectively reduced DHW's beneficial ownership of our common stock from approximately 63.1 percent to approximately 34.8 percent (or approximately 15.5 percent assuming full conversion of the preferred stock acquired by CDP) as of March 15, 2012.

Credit Agreement

Entry into Credit Facility

        In May 2011, we entered into a $10.0 million credit agreement with Fifth Third Bank(the "Bank"). Pursuant to the terms of a guaranty, pledge and security agreement, our obligations under the credit agreement are collateralized by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired. Payment and performance of our obligations to the Bank are jointly and severally guaranteed by our subsidiaries. The credit agreement provides for a term loan in the amount of $5.0 million, which was advanced in a single borrowing in May 2011, and a line of credit agreement in the amount of $5.0 million. Subject to the terms and conditions of the credit agreement, the Bank has also agreed to issue standby letters of credit in an aggregate undrawn face amount up to $100,000, subject to reduction or modification. The line of credit loan and the term loan agreements mature on May 9, 2014.

        The term and credit line loans bear interest at our option at (a) a fluctuating per annum rate equal to (i) a base rate plus 3.5% per annum or (ii) LIBOR plus 6.0% per annum, and (b) the term loan interest may also be paid at a fixed rate of 6.75%. Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans). We pay a line of credit commitment fee equal to the difference between the total line of credit commitment and the amount outstanding under the line of credit, plus outstanding letters of credit equal to either 0.50% of the unused line if the outstanding balance of the line is equal to or less than 50% of the total line of credit commitment, or 0.375% of the unused line of credit commitment (if the outstanding balance of the line of credit is greater of the total line of credit commitment). We are obligated to make principal payments on the term loan in equal installments on the last day of March, June, September and December in each year commencing with the calendar quarter ending December 31, 2011, and a final payment of principal and interest on May 9, 2014. Principal under the line of credit loan is paid in equal quarterly installments commencing on March 31, 2012 at a rate sufficient to amortize the principal balance of the line of credit loan over an 84-month period with a final payment of all principal and interest due on May 9, 2014. The amortization schedule on the line of credit loan will adjust on an annual basis at the end of each loan year.

        We may voluntarily prepay the loans in whole or part subject to notice and other requirements of the credit agreement and are obligated to make prepayments from time to time:

  •
  if we make certain dispositions or suffer events of loss resulting in cash proceeds, subject to the right to reinvest such proceeds;

  •
  if at any time we issue new equity securities equal to 25% of the net cash proceeds from such new equity securities and 100% of the net cash proceeds from the incurrence of indebtedness;

  •
  by amounts equal to specified ratios of total funded debt less capital leases to adjusted EBITDA for any most recently completed fiscal year multiplied by our cash flow for such fiscal year (to be applied first to term loans until paid in full and then to the line of credit loan until paid in full); and

  •
  if we determine to terminate the line of credit commitment with the Bank in whole or part, prepay the line of credit loans and prefund the letter of credit repayment obligations.

        The credit agreement contains various financial covenants, including:

  •
  the maintenance of leverage ratios, with maximum leverage ratios ranging from 5.25 for the quarter ended June 28, 2011 to 4.85 for the quarter ended December 25, 2012.

  •
  as of the last day of any fiscal quarter, we may not permit our senior leverage ratio to be greater than 3.25.

  •
  as of the last day of each fiscal quarter, we must maintain a ratio of (i) adjusted EBITDA for the four fiscal quarters then ended to (ii) fixed charges of not less than 1.20; and

  •
  our company and our subsidiaries may not make capital expenditures for any fiscal year commencing with the fiscal year ending December 25, 2012 in excess of $10,000,000, subject to carryovers of up to $2,500,000 of an unutilized portion of the prior year limitation.

        The credit agreement contains customary covenants, including the provision of financial information and budgets to lenders, officer certificates, notices of default or litigation, inspections by the Bank or any lender, the maintenance of insurance, preservation of corporate existence, compliance with laws, payment and compliance with obligations under ERISA, payment of taxes, prohibitions on contracts with affiliates, changes in nature of our business, the incurrence of indebtedness and liens, prohibitions of engaging in liquidations, sales of assets, mergers and similar transactions, making loans, limitations on the payment of dividends, the creation of subsidiaries and other covenants customary for similar credit agreements.

        The credit agreement contains various customary representations and warranties including, among others, covenants regarding organization and qualification, authority and enforceability, financial statements, absence of adverse changes, litigation, true and complete disclosure, environmental matters, compliance with laws and regulation, title to property, foreign assets control regulations and anti-money laundering and solvency.

        The events of default under the credit agreement include payment defaults, breaches of covenants and other obligations under loan documents, breaches of representations of warranties and representations, cross-defaults with certain other indebtedness, judgment defaults, ERISA defaults, change of control and bankruptcy involving our company or any of our subsidiaries.

Subsequent Amendments

        In December 2011, we amended the credit agreement twice. Pursuant to the first amendment, the line of credit commitment was temporarily increased from $5.0 million to $7.0 million. Under the second amendment, we borrowed $5.0 million pursuant to a new term loan and the line of credit commitment was temporarily increased from $7.0 million to $12.0 million. The increased line of credit will be available to Granite City until the earlier to occur of (a) consummation of Granite City's planned sale-leaseback of its real property in Troy, Michigan, or (b) April 30, 2012. At that time, the line of credit commitment will revert to $10.0 million. The line of credit loan and the two outstanding $5.0 million term loans mature on December 31, 2014. As of March 15, 2012, we had drawn down $6.8 million from the line of credit.

        In January 2012, we entered into a third amendment to the credit agreement to allow us (1) to issue a promissory note in the amount of $900,000 to the sellers of the Cadillac Ranch restaurant assets located in Pittsburgh, Pennsylvania, and (2) to maintain a separate bank account to be used in connection with the consulting agreement between Granite City and such sellers under which the Pittsburgh location will be operated through closing. In March 2012, we entered into a fourth amendment to the credit agreement, which (1) amends certain borrower covenants to permit a landlord lien in connection with our entry into a lease for a newly-acquired location (Franklin, Tennessee) and waives the requirement to obtain a collateral access agreement from such landlord, and (2) amends the effective date of the second amendment from December 30, 2011 to December 26, 2011.

Cadillac Ranch Asset Acquisitions

Master Asset Purchase Agreement and Acquisitions to Date

        In November 2011, we, through our wholly-owned subsidiary, Granite City Restaurant Operations, Inc., a Minnesota corporation ("GCROI"), entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name "Cadillac Ranch All American Bar & Grill." The restaurants provide full-service casual dining in a fun, dynamic environment that uniquely melds authentic All-American cuisine and entertainment. The master asset purchase agreement contains representations, warranties, covenants and agreements as are customary for a transaction of this size and nature, and includes the right to acquire the trademarks and goodwill of the restaurants.

        Pursuant to the master asset purchase agreement, as amended, we acquired the following Cadillac Ranch restaurant assets in November and December 2011:

Mall of America (Bloomington, MN)	$1,400,000
Kendall (Miami, FL)	$1,442,894
Indy (Indianapolis, IN)*	$800,948
Annapolis (Annapolis, MD)*	$1,350,000
National Harbor (Oxon Hill, MD)*	$1,174,600
Intangible assets (intellectual property)*	$1,538,729

*
Assets acquired subsequent to December 27, 2011

Pending Acquisition

        The parties have entered into an asset purchase agreement pursuant to which GCROI has agreed to purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000. The Pittsburgh asset purchase will close at such time as a liquor license can be issued by the Pennsylvania Liquor Control Board, which the parties expect to occur in the second quarter of 2012.

Terminated Acquisitions

        In January 2012, GCROI notified the selling parties that it had terminated its obligation to buy the Cadillac Ranch restaurant assets of 3720 Indy, LLC ("Keystone"), the restaurant under construction in Indianapolis, Indiana, based on, among other matters, the parties' failure to close by January 13, 2012, as provided in the master asset purchase agreement, as amended; the parties' failure to agree upon and enter into a separate asset purchase agreement for the purchase of the assets of Keystone; and the fact that, as of January 13, 2012, Granite City's board of directors had not approved the purchase of the assets, Granite City's lender had not approved or funded the acquisition, and Granite City was not satisfied with the results of its due diligence investigation of the proposed asset acquisition.

        Under the master asset purchase agreement, as amended, the purchase of the Cadillac Ranch restaurant assets of CR Florida, LLC ("Hallendale"), in Hallendale Beach, Florida, was subject to the approval of the board of directors of Granite City in its sole business discretion. In January 2012, Granite City's board determined not to approve the purchase of the Hallendale assets.

Other Agreements

Conversion of Harmony Bridge Loan:

        In May 2011, approximately $641,500 of our indebtedness to Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony"), was converted into 213,784 shares of our common stock at a conversion price of $3.00 per share. Such issuance extinguished the remaining balance and accrued interest thereon of the bridge loan agreement dated March 30, 2009, as amended, with Harmony, in which Joel C. Longtin, one of our directors, and Eugene E. McGowan, a former director of ours, have beneficial interests. At the time of entry into the bridge loan agreement, we issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.

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

        Subsequently, we entered into agreements with certain of our other landlords for rent reductions. Such rent reductions are deemed to be part of the above- referenced $4.2 million in aggregate rent reductions sought for 2009 and 2010. In 2011, we entered into additional rent-reduction agreements with certain of our other landlords. In consideration of such rent reductions in 2009 and 2011, we have issued five-year warrants to purchase our common stock to such landlords. At the time of issuance, the aggregate number of shares underlying such warrants aggregated 74,362 and the weighted average exercise price was $2.56 per share. The value of these warrants of $125,257 is being amortized over the underlying lease terms.

        In 2011, DCM entered into a lease restructuring and option agreement with our company pursuant to which DCM agreed to reduce fixed rents on six leases by $300,000 per year. DCM and GC Rosedale, L.L.C. further agreed that to the extent DHW sells additional shares of our common stock or otherwise reduces its loans to banks following closing of the repurchase transaction, the aggregate of rents due on such six leases will be decreased ratably by $0.0425 for every dollar of proceeds from DHW's sales of common stock owned by DHW or, without duplication, for each dollar of principal amount that the DHW Loans are decreased. The aggregate amount of such additional reductions resulting from such stock sales may not exceed $297,500 per year.

        Effective June 1, 2011, DCM and GC Rosedale, L.L.C. granted us a five-year option to acquire fee title to improvements on the six leased premises for which the rents were reduced and to assume the ground leases on such properties by paying off the respective debt owed on the properties at the time as amortized to the date of exercise. DCM and GC Rosedale, L.L.C. have agreed to reduce the debt owed to its lenders, which are collateralized by such properties, in accordance with an agreed-upon amortization and has agreed that it will not create additional debt against the properties through the end of the five-year option period. After our company assumes one or more ground leases, any maintenance or other capital expenditures required to be made on such properties would be made by us in accordance with the provisions of existing land leases for those properties. If upon exercise of our options to acquire title to the improvements and assume the leases, a full release of DCM's or GC Rosedale, L.L.C.'s obligations, as applicable, under the leases cannot be achieved, we have agreed to indemnify DCM or GC Rosedale, L.L.C., as applicable, against any obligation which has not been released.

Funding Operations and Expansion:

        During fiscal years 2010 and 2011, we operated at a level that allowed us to fund our existing operations. We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future. We continue to evaluate strategies for growth under the assumption that we will continue to generate positive cash flow from existing operations. Under such assumption and with the credit facility available to us, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition. Furthermore, we believe the opportunity exists to begin increasing our number of Granite City restaurants and thereby our future revenue and cash flow. In addition, we believe such expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

        We expect to generate additional revenue through new store growth of our Granite City concept, primarily within our existing geographic footprint. We have begun construction of a new Granite City restaurant on the property we own in Troy, Michigan. We expect to open such restaurant in the second quarter of 2012 and we expect to open a new Granite City restaurant in Franklin, Tennessee in late summer 2012. We are analyzing other potential new Granite City restaurant sites and expect to increase revenue through expansion. We also expect to close on and begin operating the Cadillac Ranch restaurant in Pittsburgh, Pennsylvania during the second quarter of 2012. At present, we have no plans to expand Cadillac Ranch while we integrate the operations of those restaurants.

        We also seek to generate additional revenue through physical changes in some of our high volume Granite City restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties, corporate events, and reduce wait times in peak periods. We evaluate the costs of these potential capital enhancements relative to the projected revenue gains, thereby determining the expected return on investment of these potential store modifications. We have identified five to eight existing Granite City restaurants where we believe the modifications would meet these criteria. We enhanced four Granite City restaurants in 2011 and may complete three to four such modifications in 2012. We are currently evaluating the results of the four modifications completed in 2011 prior to committing to the additional modifications.

        We also believe we can improve the efficiency of our restaurants with table management systems and kitchen management systems designed to increase table turnover, provide a higher level of service to our customers, improve overall dining experience, increase our sales, and improve our financial condition. We had these systems fully implemented at five of our restaurants in 2011.

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

Commitments

Capital Leases:

Property leases

        As of December 27, 2011, we operated 22 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods. Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales. At the inception and the amendment date of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

        During fiscal year 2011, we made the following changes to lease agreements:

  •
  We entered into rental abatement and amendment agreements concerning our restaurants in Toledo, Ohio and Ft. Wayne, Indiana. Pursuant to the agreements, the rental amounts for each lease have been reduced through 2018 and we were required to pay $515,713 of the $822,616 in rents we withheld during negotiations in 2009 and 2010. The changes in the terms of these amendments caused the classification of the leases to change from operating to capital. Pursuant to the terms of the lease amendments, we recorded additional assets and liabilities of approximately $3.2 million in the aggregate.

  •
  We entered into a long-term debt agreement related to the building and all related improvements associated with our Indianapolis and South Bend, Indiana restaurants. While we retained approximately $1.3 million in assets collateralized by such debt, we removed approximately $3.4 million in capital lease assets and capital lease liabilities from our balance sheet.

  •
  We entered into lease amendments for eight of our restaurant leases. Pursuant to the terms of such amendments, we reduced our assets and liabilities by approximately $1.6 million each in the aggregate.

  •
  We terminated leases at two of our locations and entered into new lease agreements at each. Pursuant to the terms of such amendments, we increased our assets and liabilities by approximately $2.2 million each in the aggregate.

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

        In May 2011, we paid approximately $8,500 to pay off in full the lease agreement for an energy optimization system at our Maple Grove, Minnesota restaurant. At the inception of the lease, the value of the leased equipment was approximately $30,000 and the annual interest rate was 11.9%.

Operating Lease:

        The land portions of the 22 property leases referenced above are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, we have obligations under the following operating leases:

        In January 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo, North Dakota restaurant. Under the lease terms, we are obligated to annual rent of $72,000 plus contingent rent based upon restaurant sales.

        In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices. In November 2007 and again in December 2009, we entered into amendments to such lease to include additional space and rent reduction. The amended lease expired in November 2011. We rented the space on a month-by-month basis through February 2012 at which time we entered into a 46-month lease agreement for approximately 8,831 square feet of office space. Annual rent for this space is $167,789.

        In March 2006, we entered into a lease agreement for the land and building for our St. Louis Park, Minnesota restaurant. Rental payments for this lease are $148,625 annually. This operating lease expires in 2016 with renewal options for additional periods.

        We lease the land upon which we operate our restaurants in South Bend and Indianapolis, Indiana. Annual lease payments are $275,364 and $306,176, respectively, and such leases expire in 2028 and 2024, respectively. Each lease has renewal options for additional periods.

        We assumed the leases at the two Cadillac Ranch restaurants we acquired in the fourth quarter of 2011. Each lease is classified as an operating lease. Annual lease payments are $382,900 and $314,000 at the Bloomington, Minnesota and Miami, Florida locations, respectively, and such leases expire in 2020 and 2021,

Personal Guaranties:

        Our board of directors agreed to compensate Steven J. Wagenheim, our, president, founder and one of our directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006. The amount of annual compensation for each of these guarantees was 3% of the balance of the obligation and was calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period. As of May 10, 2011, each of such loans had been paid in full and no additional compensation expense related to such loans will accrue. During fiscal years 2011 and 2010, we recorded $6,495 and $31,509 of such compensation in general and administrative expense, respectively, and paid $21,291 and $113,163 of such compensation, respectively.

Employment Agreements:

        In May 2011, we entered into employment agreements with Messrs. Doran and Oakey. Each agreement provides for employment with the company through December 31, 2012, to be extended for additional one-year terms upon the mutual agreement of our company and the executive. Each executive is entitled to severance benefits including one year of base compensation if his employment is terminated without cause or for good reason, including upon a change in control, in addition to the balance of the executive's compensation for the remainder of the term. The agreements provide for an annual base salary, which may be increased by our board of directors, eligibility for an annual bonus of up to 50% of base salary based on achieving performance targets determined by our compensation committee, participation in our company's other employee benefit plans and expense reimbursement.

Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.

        We also have employment agreements with Messrs. Wagenheim and Gilbertson. Each agreement provides for employment with the company through October 6, 2012, to be extended for additional one-year terms unless either our company or the executive gives notice at least 60 days before the termination date of an intent not to extend. Each executive is entitled to severance benefits including one year of base compensation if his employment is terminated without cause or for good reason, including upon a change in control, in addition to the balance of the executive's compensation for the remainder of the term. If we elect not to extend the executive's employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive's employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term. The agreements also provide for an annual base salary, which may be increased by our board of directors, eligibility for incentive compensation as determined by our compensation committee from time to time, and participation in our company's other employee benefit plans. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.

        As of March 15, 2012, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Doran ($355,000), Mr. Oakey ($300,000), Mr. Wagenheim ($300,000), and Mr. Gilbertson ($225,000).

Separation Agreement with Former Executive Officer:

        Until his resignation from our company on November 29, 2011, we had an employment agreement with Mr. Gilanfar that was substantially similar to our employment agreements with Messrs. Wagenheim and Gilbertson. On December 1, 2011, we entered into a separation agreement with Mr. Gilanfar. In consideration of a release, Mr. Gilanfar received payments aggregating $218,464, a separate bonus payment of $31,172, and payment of the company portion of medical (COBRA) premiums through December 1, 2012. Pursuant to the separation agreement, certain of Mr. Gilanfar's outstanding options were also amended to extend exercisability and accelerate vesting.

Development Agreement:

        In April 2008, we entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012. United Properties would be responsible for all costs related to the land and building of each restaurant. The development agreement provided for a cooperative process between United Properties and our management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location was approved. We have not developed any sites pursuant to this agreement and the parties do not expect to develop restaurants under this agreement.

Off-Balance Sheet Arrangements

        It is not our business practice to enter into off-balance sheet arrangements.

Summary of Contractual Obligations

        The following table summarizes our obligations under contractual agreements and the timeframe within which payments on such obligations are due. This table includes all lease amendments and long-term debt agreements executed subsequent to December 27, 2011. This table does not include amounts related to contingent rent as such future amounts are not determinable. In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company coupled with a termination of employment or other unforeseeable events. Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
Contractual Obligations	Total	Fiscal Year 2012	Fiscal Years 2013 - 2014	Fiscal Years 2015 - 2016	Fiscal Years Thereafter
Long-term debt, principal	$13,330,389	$1,448,727	$9,560,108	$255,422	$2,066,132
Interest on long-term debt	2,658,988	815,546	1,148,664	230,885	463,893
Capital lease obligations, including interest	71,887,130	4,410,391	9,039,991	9,043,001	49,393,747
Operating lease obligations, including interest	68,642,101	4,546,300	9,248,996	9,312,385	45,534,419
Purchase contracts*	1,068,092	155,547	392,458	440,171	79,915

Total obligations	$157,586,699	$11,376,511	$29,390,218	$19,281,864	$97,538,106

*
While we are contractually obligated to make these purchases, we have the contractual right to defer such purchases into later years. However, if we defer such purchases into later years, we may incur additional charges.

        Certain amounts do not sum due to rounding.

        During the fiscal year ended December 27, 2011, we operated at a level that allowed us to fund our existing operations. We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future. In connection with the sale of Series A Preferred to CDP, we have been able to lower our occupancy cost. Although we expect to increase our number of Granite City restaurants through expansion, we believe that continued access to our credit facility and the cash generated from existing operations will be sufficient to fund our current obligations.

Seasonality

        We expect that our sales and earnings will fluctuate based on seasonal patterns. We anticipate that our highest sales and earnings will occur in the second and third quarters due to the milder climate and availability of outdoor seating during those quarters in our markets. Additionally, because Cadillac Ranch restaurants are more entertainment based, certain restaurants will see a fluctuation in sales depending upon events in or around its location.

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

Subsequent Events

Cadillac Ranch asset acquisition

        Pursuant to the November 2011 master asset purchase agreement, as amended, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name "Cadillac Ranch All American Bar & Grill," we acquired the following Cadillac Ranch restaurant assets subsequent to December 27, 2011:

Indy (Indianapolis, IN)	$800,948
Annapolis (Annapolis, MD)	$1,350,000
National Harbor (Oxon Hill, MD)	$1,174,600
Intangible assets (intellectual property)	$1,538,729

        The parties have entered into an asset purchase agreement pursuant to which we have agreed to purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000. The Pittsburgh asset purchase will close at such time as a liquor license can be issued by the Pennsylvania Liquor Control Board, which the parties expect to occur in the second quarter of 2012.

Credit agreement amendments

        In December 2011, we amended the credit agreement twice. Pursuant to the first amendment, the line of credit commitment was temporarily increased from $5.0 million to $7.0 million. Under the second amendment, we borrowed $5.0 million pursuant to a new term loan and the line of credit commitment was temporarily increased from $7.0 million to $12.0 million. The increased line of credit will be available to Granite City until the earlier to occur of (a) consummation of Granite City's planned sale-leaseback of its real property in Troy, Michigan, or (b) April 30, 2012. At that time, the line of credit commitment will revert to $10.0 million. The line of credit loan and the two outstanding $5.0 million term loans mature on December 31, 2014. As of March 15, 2012, we had drawn down $6.8 million from the line of credit.

        In January 2012, we entered into a third amendment to the credit agreement to allow us (1) to issue a promissory note in the amount of $900,000 to the sellers of the Cadillac Ranch restaurant assets located in Pittsburgh, Pennsylvania, and (2) to maintain a separate bank account to be used in connection with the consulting agreement between Granite City and such sellers under which the Pittsburgh location will be operated through closing. In March 2012, we entered into a fourth amendment to the credit agreement, which (1) amends certain borrower covenants to permit a landlord lien in connection with our entry into a lease for a newly-acquired location (Franklin, Tennessee) and waives the requirement to obtain a collateral access agreement from such landlord, and (2) amends the effective date of the second amendment from December 30, 2011 to December 26, 2011.

Franklin, Tennessee

        In February 2012, we entered into a 15-year lease agreement for a site in Franklin, Tennessee where we plan to construct a Granite City restaurant. The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $158,000. We anticipate opening this restaurant in late summer 2012.

Issuance of common stock

        Subsequent to December 27, 2011, we issued 54,211 shares of our common stock upon the exercise of options. The exercise price of such options ranged from $1.08 to $2.00 per share.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our company is exposed to market risk from changes in interest rates and changes in commodity prices.

Changes in interest rate:

        Pursuant to the terms of our credit facility agreement with Fifth Third Bank, we will have a balloon payment due of approximately $11.6 million on December 31, 2014. If it becomes necessary to refinance such balloon balance, we may not be able to obtain financing at the same interest rate. The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

        Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us. These commodities are generally purchased based upon market prices established with vendors. To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing. As of December 27, 2011, our future obligations under such contracts aggregated approximately $1.1 million.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 27, 2011, our disclosure controls and procedures were effective.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 27, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that as of December 27, 2011, our internal control over financial reporting was effective based on those criteria.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company, as a smaller reporting company, to provide only management's report in its annual report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We incorporate by reference the information contained under the captions "Proposal 1: Election of Directors," "Our Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2012 annual meeting of shareholders.

        Pursuant to General Instruction G(3) to the Annual Report on Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of this Annual Report on Form 10-K under separate caption.

        We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K and applicable NASDAQ Marketplace Rules. Our Code of Business Conduct and Ethics is posted on our internet website at www.gcfb.net and is available, free of charge, upon written request to our Corporate Secretary at 701 Xenia Avenue South, Suite 120, Minneapolis, MN 55416. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.gcfb.net.

Item 11.    Executive Compensation.

        We incorporate by reference the information contained under the captions "Non-Employee Director Compensation" and "Executive Compensation" in our definitive proxy statement for the 2012 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        We incorporate by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2012 annual meeting of shareholders.

Equity Compensation Plan Information

        The following table provides information as of the end of fiscal year 2011 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,113,445		$2.28	534,705	(1)
Equity compensation plans not approved by security holders	260,481	(2)	$2.01

Total	1,373,926		$2.23	534,705

(1)
Represents 134,705 shares remaining available for future issuance under our Amended and Restated Equity Incentive Plan and 400,000 shares remaining available for future issuance under our Long-Term Incentive Plan as of December 27, 2011. On January 1st of each year, the aggregate number of shares of stock that may be awarded under the Amended and Restated Equity Incentive Plan automatically increases by 150,000 shares of stock. As a result, an additional 150,000 shares (not shown above) became available for future issuance under our Amended and Restated Equity Incentive Plan as of January 1, 2012. However, on February 27, 2012, our Equity Incentive Plan expired and no further awards may be issued thereunder.

(2)
Represents (a) an aggregate of 3,333 shares of common stock underlying ten-year options exercisable at $14.70 per share issued on February 11, 2003 to a former executive officer who also served as a director; (b) an aggregate of 203,816 shares of common stock underlying five-year warrants exercisable at a weighted average per-share price of $1.94 issued between February 7, 2009 and May 11, 2011 to certain of our landlords; and (c) an aggregate of 53,332 shares of common stock underlying five-year warrants exercisable at $1.52 per share issued to a bridge lender of which a former director is a member and in which such former director has a beneficial interest on March 30, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        We incorporate by reference the information contained under the captions "Our Board of Directors and Committees" and "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2012 annual meeting of shareholders.

Item 14.    Principal Accountant Fees and Services.

        We incorporate by reference the information contained under the caption "Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2012 annual meeting of shareholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
See Index to Consolidated Financial Statements on page F-1 and Index to Exhibits on page E-1.

(b)
See Index to Exhibits on page E-1.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2012.

GRANITE CITY FOOD & BREWERY LTD.
By:	/s/ ROBERT J. DORAN Robert J. Doran Chief Executive Officer and Director (Principal Executive Officer)

POWERS OF ATTORNEY

        KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Robert J. Doran and James G. Gilbertson, and each of them, acting individually, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT J. DORAN Robert J. Doran	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2012
/s/ JAMES G. GILBERTSON James G. Gilbertson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2012
/s/ FOUAD Z. BASHOUR Fouad Z. Bashour	Chairman	March 23, 2012
/s/ CHARLES J. HEY Charles J. Hey	Director	March 23, 2012

Signature	Title	Date

/s/ JOEL C. LONGTIN Joel C. Longtin	Director	March 23, 2012
/s/ LOUIS M. MUCCI Louis M. Mucci	Director	March 23, 2012
/s/ MICHAEL S. RAWLINGS Michael S. Rawlings	Director	March 23, 2012
/s/ MICHAEL H. STAENBERG Michael H. Staenberg	Director	March 23, 2012
/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim	President, Founder and Director	March 23, 2012

Board of Directors
Granite City Food & Brewery Ltd.
Minneapolis, Minnesota

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Granite City Food & Brewery Ltd. as of December 27, 2011 and December 28, 2010, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Granite City Food & Brewery Ltd. as of December 27, 2011 and December 28, 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

Minneapolis, Minnesota
March 23, 2012

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED BALANCE SHEETS

	December 27, 2011	December 28, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$2,128,299	$3,104,320
Inventory	974,232	896,100
Prepaids and other	1,524,003	816,607

Total current assets	4,626,534	4,817,027
Deferred transaction costs	—	108,344
Prepaid rent, net of current portion	191,877	245,904
Property and equipment, net	54,565,835	50,153,176
Intangible and other assets	1,548,171	1,138,610

Total assets	$60,932,417	$56,463,061

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$3,545,536	$2,513,677
Accrued expenses	7,729,721	6,784,542
Accrued exit or disposal activities	—	139,314
Deferred rent	431,785	1,410,828
Deferred gain	—	51,532
Line of credit	574,926	—
Long-term debt	873,801	1,894,195
Capital lease obligations	748,173	1,220,049

Total current liabilities	13,903,942	14,014,137
Accrued exit or disposal activities, net of current portion	—	2,193,904
Deferred rent, net of current portion	3,717,255	4,132,671
Deferred gain, net of current portion	—	327,044
Line of credit, net of current portion	4,925,074	—
Long-term debt, net of current portion	6,956,588	227,268
Capital lease obligations, net of current portion	32,266,510	32,110,970

Total liabilities	61,769,369	53,005,994

Shareholders' (deficit) equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding at December 27, 2011 and December 28, 2010, respectively	30,000	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,687,582 and 7,367,895 shares issued and outstanding at December 27, 2011 and December 28, 2010, respectively	46,876	73,679
Additional paid-in capital	73,366,527	59,062,891
Stock dividends distributable	437	—
Retained deficit	(74,280,792)	(55,679,503)

Total shareholders' (deficit) equity	(836,952)	3,457,067

Total liabilities and shareholders' (deficit) equity	$60,932,417	$56,463,061

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 27, 2011	December 28, 2010
Restaurant revenue	$93,222,655	$89,330,387
Cost of sales:
Food, beverage and retail	25,408,053	24,719,133
Labor	31,993,363	30,704,676
Direct restaurant operating	14,259,739	13,292,360
Occupancy	7,133,428	8,355,535

Total cost of sales	78,794,583	77,071,704

Pre-opening	112,494	—
General and administrative	8,186,699	6,577,529
Acquisition costs	868,293	—
Depreciation and amortization	5,997,940	5,956,257
Exit or disposal activities	(139,625)	729,839
Loss (gain) on disposal of assets	149,246	(29,636)

Operating loss	(746,975)	(975,306)

Interest:
Income	5,953	14,360
Expense	(3,858,509)	(3,563,816)

Net interest expense	(3,852,556)	(3,549,456)

Net loss	$(4,599,531)	$(4,524,762)

Loss per common share, basic	$(2.05)	$(0.61)

Weighted average shares outstanding, basic	5,642,620	7,367,079

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

	Preferred Stock		Common Stock
					Stock Dividend Payable	Stock Dividend Distributable	Additional Paid-in Capital	Accumulated Deficit	Shareholders' (Deficit) Equity
	Share	Amount	Shares	Amount
Balance at December 29, 2009			7,366,217	$73,662			$58,409,379	$(51,154,741)	$7,328,300
Compensation expense on options							651,046		651,046
Common stocks issued upon exercise of options			1,678	17			2,641		2,658
Issuance of common stock to extinguish debt							(175)		(175)
Net Loss								(4,524,762)	(4,524,762)

Balance at December 28, 2010			7,367,895	73,679			59,062,891	(55,679,503)	3,457,067
Compensation expense on options							1,013,529		1,013,529
Expense on warrants							95,465		95,465
Common stock issued upon exercise of options			20,843	209			43,933		44,142
Common stock issued upon exercise of warrants			35,631	356			56,821		57,177
Issuance of preferred stock	3,000,000	$30,000					15,429,758	(6,459,758)	9,000,000
Issuance of common stock to extinguish debt			213,784	2,138			639,315		641,453
Common stock repurchased			(3,000,000)	(30,000)				(7,020,000)	(7,050,000)
Costs to issue/repurchase stock							(3,235,251)		(3,235,251)
Dividends declared			49,429	494			159,255	(319,500)	(159,751)
Stock dividends distributable					43,679	$437	100,811	(202,500)	(101,252)
Net loss								(4,599,531)	(4,599,531)

Balance at December 27, 2011	3,000,000	$30,000	4,687,582	$46,876	43,679	$437	$73,366,527	$(74,280,792)	$(836,952)

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 27, 2011	December 28, 2010
Cash flows from operating activities:
Net loss	$(4,599,531)	$(4,524,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,997,940	5,956,257
Amortization of deferred gain	(25,678)	(171,068)
Stock warrant/option expense	820,448	651,046
Non-cash interest expense	(145,790)	26,378
Loss on disposal of assets	174,924	141,432
(Gain) loss on exit or disposal activities	(247,177)	173,691
Deferred rent	(937,234)	773,362
Changes in operating assets and liabilities:
Inventory	(78,132)	(63,965)
Prepaids and other	(653,369)	(195,464)
Accounts payable	619,497	166,601
Accrued expenses	941,517	484,489

Net cash provided by operating activities	1,867,415	3,417,997

Cash flows from investing activities:
Purchase of:
Property and equipment	(9,168,068)	(639,960)
Intangible and other assets	(89,909)	(35,506)

Net cash used in investing activities	(9,257,977)	(675,466)

Cash flows from financing activities:
Proceeds from line of credit	5,500,000	—
Payments on capital lease obligations	(1,229,046)	(737,564)
Payments on long-term debt	(1,406,563)	(400,873)
Proceeds from long-term debt	5,000,000	—
Debt issuance costs	(407,592)	(23,289)
Deferred transaction costs	301,425	(108,344)
Proceeds from issuance of preferred stock	9,000,000	—
Proceeds from issuance of common stock	101,320	—
Payments to repurchase common stock	(7,050,000)	—
Payments of cash dividends on preferred stock	(159,750)	—
Net costs related to issuance of stock	(3,235,253)	(111,740)

Net cash provided by (used in) financing activities	6,414,541	(1,381,810)

Net (decrease) increase in cash	(976,021)	1,360,721
Cash and cash equivalents, beginning	3,104,320	1,743,599

Cash and cash equivalents, ending	$2,128,299	$3,104,320

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,681,554	$3,454,306

Cash paid for state minimum fees	$5,569	$2,218

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments and long-term debt	$2,420,889	$4,148,104

Long-term debt incurred upon execution of lease termination agreements	$1,405,158	$—

Non-cash stock option compensation included in deferred transaction costs	$193,081	$—

Property and equipment, intangibles and deferred transaction costs included in accounts payable and accrued expenses	$513,614	$150,781

Long-term debt and accrued interest extinguished upon the issuance of stock, net of issuance costs	$641,453	$—

Capital lease liabilities incurred or extinguished upon the execution of lease amendments	$1,094,055	$5,843,062

Dividends paid on preferred stock through the issuance of common stock	$159,750	$—

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

        Granite City Food & Brewery Ltd. (the "Company") develops and operates Modern American casual dining restaurants known as Granite City Food & Brewery®. The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site. The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets. As of December 27, 2011, the Company operated 26 Granite City restaurants in 11 states. Additionally, the Company operates a centralized beer production facility which is used to provide raw material brewing support to its Granite City restaurants to create consistent quality and operational efficiencies in the production of its custom proprietary beers. The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations. In 2007, the Company was granted a patent by the United States Patent Office for its brewing process and in June 2010, was granted an additional patent for an apparatus for distributed production of beer.

        In the fourth quarter of fiscal year 2011, the Company purchased the assets of two Cadillac Ranch All American Bar & Grill restaurants, one at the Mall of America in Bloomington, Minnesota and one in Miami, Florida. Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment. Subsequent to year-end, the Company purchased the assets of three additional Cadillac Ranch restaurants in Oxon Hill and Annapolis, Maryland and Indianapolis, Indiana.

Principles of consolidation and basis of presentation

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

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Related parties

        In May 2011, Concept Development Partners LLC ("CDP") became the Company's controlling shareholder through its purchase of Series A Convertible Preferred Stock ("Series A Preferred") and a related shareholder and voting agreement with DHW Leasing, L.L.C. ("DHW"). As of March 15, 2012, CDP beneficially owned approximately 71.9% of the Company's common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, and 93,108 shares of common stock issued to CDP as dividend shares.

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

Fiscal year

        The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes. Fiscal years 2011 and 2010 consisted of 52 weeks each.

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

Prepaid expenses and other current assets

        The Company has cash outlays in advance of expense recognition for items such as rent, insurance, fees and service contracts. All amounts identified as prepaid expenses and other current assets are expected to be utilized during the twelve-month period after the balance sheet dates presented. Other current assets consist primarily of receivables of amounts due from third-party gift card sales, third-party delivery services and rebate amounts due from certain vendors.

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

        The Company capitalized direct and certain related indirect costs in conjunction with site selection for planned future restaurants, acquiring restaurant properties and other real estate development projects. These costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over the life of the related building and leasehold interest. Costs related to abandoned site selections are expensed at time of abandonment.

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

Revenue recognition

        Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. When the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, the Company periodically recognizes gift card breakage which represents the portion of its gift card obligation for which management believes the likelihood of redemption by the customer is remote, based upon historical redemption patterns. Such amounts are included as a reduction to general and administrative expense.

Advertising costs

        Advertising costs are expensed as incurred. Total amounts incurred during fiscal years 2011 and 2010 were $455,158 and $930,598, respectively. Advertising costs are included as a component of direct restaurant operating expense when the costs are specific to a particular restaurant or market, or in corporate-level general and administrative expense when the costs are not specific to a given restaurant.

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

Income taxes

        The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on tax rates in effect in the years in which the temporary differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amounts that will more likely than not be realized (Note 11). Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements. Tax years after 2007 are still open for examination.

Stock-based compensation

        The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model. Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the following assumptions within the Black-Scholes option-pricing model for fiscal years 2011 and 2010:

	2011	2010
Dividend yield	None	None
Expected volatility	92.9% - 95.1%	93.1% - 95.9%
Expected life of option	10 years	10 years
Risk-free interest rate	1.9 - 3.7%	2.5 - 3.9%

Net loss per share

        Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared and the deemed-dividend from the beneficial conversion feature recorded, by the weighted average number of common shares outstanding during the period. The beneficial conversion feature recorded pursuant to FASB Accounting Standards Codification Topic 470-20 resulted from the issuance of convertible preferred stock with a conversion price less than the fair value of the as-converted common shares. The beneficial conversion feature is the difference between the conversion price of the preferred stock and the fair value of the common stock into which the preferred stock is convertible (as calculated under the Black-Scholes pricing model), multiplied by the number of shares into which the preferred stock is convertible. The result has no impact on the Company's cash, net loss or total shareholders' equity. However, it does increase the net loss per common share for the purpose of presenting earnings per share.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

        Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective fiscal periods. Calculations of the Company's net loss per common share for the fiscal years 2011 and 2010 are set forth in the following table:

	2011	2010
Net loss	$(4,599,531)	$(4,524,762)

Less dividends declared	(522,000)	—
Less beneficial conversion feature	(6,459,758)	—

Net loss available to common shareholders	$(11,581,289)	$(4,524,762)

Loss per common share, basic	$(2.05)	$(0.61)

Weighted average shares outstanding, basic	5,642,620	7,367,079

        Of the net loss per common share, $(1.14) was attributable to the beneficial conversion feature in fiscal year 2011.

        Stock options and warrants for the purchase of 1,373,926 shares at December 27, 2011 and 1,374,168 shares at December 28, 2010, and 6,000,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock at December 27, 2011 were not used for the calculation of loss per common share or weighted average shares outstanding on a fully diluted basis because they were antidilutive.

2. Fair value of financial instruments

        At December 27, 2011 and December 28 2010, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3. Significant transactions

Cadillac Ranch asset acquisition

        In November 2011, the Company, entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name "Cadillac Ranch All American Bar & Grill." Pursuant to the master

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant transactions (Continued)

asset purchase agreement, as amended, the Company acquired the following Cadillac Ranch restaurant assets:

	Fair Value of Assets Purchased	Date Acquired
Mall of America (Bloomington, MN)	$1,400,000	11/4/2011
Kendall (Miami, FL)	$1,442,894	12/21/2011
Indy (Indianapolis, IN)	$800,948	12/30/2011
Annapolis (Annapolis, MD)	$1,350,000	12/30/2011
National Harbor (Oxon Hill, MD)	$1,174,600	12/30/2011
Intangible assets (intellectual property)	$1,538,729	12/30/2011

        The acquisition of the Cadillac Ranch assets was accounted for as a business combination under ASC 805, Business Combinations. The purchase price was allocated to equipment, leasehold improvements and intangible assets comprised of, in part, licenses, trade names, trademarks, trade secrets and proprietary information. The Company assessed the fair value of the assets acquired under the assumption that a typical Cadillac Ranch restaurant would be reasonably similar to a Granite City build out including kitchen equipment. Based on the costs of assets of its Granite City restaurants, management estimated depreciation from the time the assets were placed in service until the assets were purchased by the Company. Management believes that in the early years, the net book value of the assets at its restaurants approximates fair value. As the assets acquired were less than three years old, management valued the assets based on estimated cost less related depreciation. The fair values for acquired intangible assets were determined by management, in part, based on valuation discussions with an independent valuation specialist. The Company anticipates amortizing the intellectual property over 20 years.

        While the assets of two of the properties were acquired prior to the 2011 fiscal year end and the remaining assets were acquired shortly after the fiscal year end (Note 17), the acquisitions were pursuant to one master asset purchase agreement. In order to best evaluate the nature and financial effect of this transaction, the Company's management believes a pro forma presentation of the combined acquisition is necessary. As such, the presentation below reflects the amounts of Cadillac Ranch's revenue and earnings included in the Company's consolidated income statement for the year ended December 27, 2011, and the revenue and earnings of the combined entity had the acquisition date of all assets referenced above been December 30, 2009 (the first day of the Company's fiscal year 2010). The following unaudited pro forma disclosure does not purport to report current or future operations.

	Revenue	Earnings
Actual from 11/4/11 - 12/27/11	$695,592	$90,187
2011 supplemental unaudited pro forma from 12/29/10 - 12/27/11	$111,030,131	$(1,521,201)
2010 supplemental unaudited pro forma from 12/30/09 - 12/28/10	$100,553,729	$(2,773,233)

        The 2011 supplemental pro forma earnings were adjusted to exclude $868,000 of acquisition-related costs incurred in fiscal year 2011.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant transactions (Continued)

Issuance of preferred stock and repurchase of common stock

        In May 2011, the Company completed a transaction with CDP whereby it issued $9.0 million of newly issued Series A Preferred to CDP, entered into a $10.0 million credit agreement with Fifth Third Bank (the "Bank") providing for senior credit facilities, repurchased 3,000,000 shares of common stock from DHW for approximately $7.1 million, and purchased real property in Troy, Michigan from an affiliate of DHW for approximately $2.6 million.

        In December 2011, the credit agreement was amended to increase the facility to $22.0 million (Notes 9 and 17). The CDP transaction has improved the Company's capital position and provides financing for strategic growth by allowing the Company to acquire and build new restaurants in select markets, gain revenue by adding space through physical enhancements at key existing restaurant locations and improve operation efficiencies through upgraded technology. As of March 15, 2012, the Company had drawn down $6.8 million (Note 9).

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

4. Restaurant closing and asset impairment charges

Rogers, Arkansas

        In August 2008, the Company ceased operations at its Rogers, Arkansas restaurant, which failed to generate positive cash flow since opening in October 2007. In the first quarter of fiscal year 2011, the Company entered into lease termination agreements regarding this property. The lease termination agreement with the mall owner required the Company to pay $159,075 in cash and $400,000 payable under a five-year promissory note with an annual interest rate of 6.0%. In order to offset the property development costs incurred by Dunham Capital Management, L.L.C. ("DCM"), the Company entered into a lease termination agreement whereby it is required to pay DCM $1.0 million under a 20-year promissory note with an annual interest rate of 5.0%. Pursuant to such agreements, the Company will incur no further costs associated with the property and has relinquished all equipment at the site. The Company has written off all remaining assets, deferred rents and the sublease liability related to the Rogers property. As such, in the first quarter of 2011, the Company recorded a reduction of assets of approximately $545,000, a reduction of liabilities of approximately $713,000 and a gain of approximately $168,000. As of December 27, 2011, the Company's total payments remaining under the terms of the lease termination agreements, including interest, were approximately $1.9 million.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restaurant closing and asset impairment charges (Continued)

Troy, Michigan

        In May 2008, the Company entered into a 20-year net lease agreement relating to the restaurant it had planned to open in Troy, Michigan. However, in February 2009, the Company decided not to build on that site, and as part of an agreement with DHW, DCM, Dunham Equity Management, L.L.C. and other entities affiliated with Donald A. Dunham, Jr. (the "Dunham landlords"), which was amended in January 2011, the Company agreed to reimburse DCM for any out-of-pocket expenses incurred, including the carrying cost of the related land, less net proceeds from the sale of the real estate or lease income associated with the site.

        In May 2011, having determined to develop a restaurant in Troy, Michigan, the Company purchased the above-referenced approximately two-acre site, together with all plans, permits and related assets associated with the property in "As Is" condition, from DCM for the sum of approximately $2.6 million. Such sum included all closing costs of the real estate transaction and the previously unpaid carrying cost of approximately $740,100 which it had accrued and included in "accrued exit or disposal activities" on its balance sheet.

        In October 2011, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC ("Store Capital") regarding the restaurant under construction in Troy, Michigan. Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $3.6 million or the actual costs the Company incurs for the property and construction of the restaurant thereon. Upon the closing of the sale, the Company will enter into an agreement with Store Capital whereby the Company will lease the restaurant from Store Capital for an initial term of 15 years at an annual rental rate equal to the purchase price multiplied by a capitalization rate equal to the greater of 9.25% or 5.85% plus the 15-year swap rate. Such agreement will include options for additional terms and provisions for rental adjustments. The Company intends to open a restaurant on this site in the second quarter of 2012.

        In fiscal year 2011, $60,802 of interest expense related to the Rogers lease termination agreements was recorded on the Company's consolidated statements of operations as "exit or disposal activities." The following is a reconciliation of the beginning and ending balances of exit or disposal activities:

Accrued exit or disposal costs at December 29, 2009	$2,138,663
Cost incurred and charged to expense	863,034
Payments	(535,285)
Amortization of sublease liability	(133,194)

Accrued exit or disposal costs at December 28,2010	2,333,218
Cost incurred and charged to expense	81,902
Payments	(847,652)
Amortization of sublease liability	(222,527)
Write off of sublease liability	(1,344,941)

Accrued exit or disposal costs at December 27, 2011	$—

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and equipment

        Property and equipment, including that under capital leases (Note 10), consisted of the following:

	December 27, 2011	December 28, 2010
Land	$18,000	$18,000
Buildings	36,983,005	35,357,007
Leasehold improvements	13,486,774	9,720,091
Equipment and furniture	34,575,705	33,740,408

	85,063,484	78,835,506
Less accumulated depreciation	(33,604,294)	(28,774,481)

	51,459,190	50,061,025
Construction-in-progress*	3,106,645	92,151

	$54,565,835	$50,153,176

*
Construction-in-progress includes the following approximate amounts for items yet to be placed in service:

	2011	2010
Prototype/Leasehold improvements/Equipment for future locations	$2,995,000	$92,000
Enhancements/Equipment for existing locations	$112,000	—

6. Intangible and other assets

        Intangible assets and other assets consisted of the following:

	December 27, 2011	December 28, 2010
Intangible assets:
Liquor licenses	$849,514	$760,865
Trademarks	217,902	196,064
Other:
Deferred loan costs	395,954	380,646
Security deposits	221,373	224,846

	1,684,743	1,562,421
Less accumulated amortization	(136,572)	(423,811)

	$1,548,171	$1,138,610

        Management expects to incur $156,953 of amortization expense in each of 2012 and 2013, $89,943 in 2014 and $10,971 in each of 2015 and 2016.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accrued expenses

        Accrued expenses consisted of the following:

	December 27, 2011	December 28, 2010
Payroll and related	$2,272,731	$1,867,657
Deferred revenue from gift card sales	3,186,979	2,843,396
Sales taxes payable	585,729	540,837
Interest	383,373	352,208
Real estate taxes	345,380	526,260
Deferred registration costs	152,452	157,360
Credit card fees	62,236	159,092
Utilities	170,869	170,169
Acquisition costs	210,000	—
Other	359,972	167,563

	$7,729,721	$6,784,542

8. Deferred rent

        Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net. This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

        Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the "build out" or "rent-holiday" period. Deferred rent also includes amounts certain of the Company's landlords agreed to defer for specified periods of time. The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement. As of December 27, 2011 and December 28, 2010, deferred rent payable consisted of the following:

	December 27, 2011	December 28, 2010
Difference between minimum rent and straight-line rent	$3,975,839	$3,988,753
Warrant fair value	(210,512)	(134,615)
Deferred lease payments	27,685	1,378,831
Contingent rent expected to exceed minimum rent	117,139	41,641
Tenant improvement allowance	238,889	268,889

	$4,149,040	$5,543,499

9. Long-term debt

        In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000. The note was issued to obtain the liquor license for the Company's restaurant located in South Bend, Indiana.

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

        In March 2011, the Company entered into a $1.3 million loan agreement with First Midwest Bank ("FMB"), an independent financial institution in Sioux Falls, South Dakota, for the purchase of the buildings and all related improvements associated with its Indianapolis and South Bend, Indiana restaurants.

        In May 2011, the Company entered into a $10.0 million credit agreement with the Bank, collateralized by liens on the Company's subsidiaries, personal property, fixtures and real estate owned or to be acquired. The credit agreement provides for a term loan in the amount of $5.0 million, which was advanced in a single borrowing on May 10, 2011, and a line of credit agreement in the amount of $5.0 million. Subject to the terms and conditions of the credit agreement, the Bank has also agreed to issue standby letters of credit in an aggregate undrawn face amount up to $100,000, subject to reduction or modification. The term and credit line loans require the payment of interest at the Company's option at (a) a fluctuating per annum rate equal to (i) a base rate plus 3.5% per annum or (ii) LIBOR plus 6.0% per annum, and (b) the term loan interest may also be paid at a fixed rate of 6.75%. The Company pays a line of credit commitment fee equal to the difference between the total line of credit commitment and the amount outstanding under the line of credit, plus outstanding letters of credit, equal to either 0.50% of the unused line if the outstanding balance of the line is equal to or less than 50% of the total line of credit commitment, or 0.375% of the unused line of credit commitment (if the outstanding balance of the line of credit is greater than 50% of the total line of credit commitment).

        In December 2011, the Company amended the credit agreement twice. Pursuant to the first amendment, the line of credit commitment was temporarily increased from $5.0 million to $7.0 million. Under the second amendment, the Company borrowed $5.0 million pursuant to a new term loan and the line of credit commitment was temporarily increased from $7.0 million to $12.0 million. The increased line of credit will be available to Granite City until the earlier to occur of (a) consummation of Granite City's planned sale-leaseback of its real property in Troy, Michigan, or (b) April 30, 2012. At that time, the line of credit commitment will revert to $10.0 million. The line of credit loan and the two outstanding $5.0 million term loans mature on December 31, 2014. As of March 15, 2012, the Company had drawn down $6.8 million from the line of credit.

        In May 2011, the Company paid the balance remaining on its long-term loan outstanding with First National Bank ("FNB"), an independent financial institution in Pierre, South Dakota, the proceeds of which the Company used to purchase assets at its Fargo, North Dakota restaurant. Such payment was made with the proceeds of the Company's sale of 3,000,000 shares of convertible preferred stock to CDP. A second loan agreement with FNB, which was collateralized by the personal property and fixtures at the Company's Davenport, Iowa restaurant, was paid in full in January 2011.

        In May 2011, approximately $641,500 of the Company's indebtedness to Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony"), was converted

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term debt (Continued)

into 213,784 shares of the Company's common stock at a conversion price of $3.00 per share. Such issuance extinguished the remaining balance and accrued interest thereon of the bridge loan agreement dated March 30, 2009, as amended, with Harmony, a group of accredited investors of which Joel C. Longtin, a director of the Company, and Eugene E. McGowan, a former director of the Company, have beneficial interests. At the time of its entry into the bridge loan agreement, the Company issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.

        As of December 27, 2011 and December 28, 2010, the balances, interest rates and maturity dates of the Company's long-term debt were as follows:

	December 27, 2011	December 28, 2010
South Bend (Liquor license)
Balance	$238,114	$242,029
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023
Rogers (GGP)
Balance	$318,513	$—
Annual interest rate	6.00%	N/A
Maturity date	8/1/2015	N/A
Rogers (DCM)
Balance	$981,627	$—
Annual interest rate	5.00%	N/A
Maturity date	8/1/2030	N/A
South Bend/Indianapolis (FMB)
Balance	$1,292,135	$—
Annual interest rate	5.00%	N/A
Maturity date	1/1/2018	N/A
Fifth Third Bank (Loan)
Balance	$5,000,000	$—
Annual interest rate	6.75%	N/A
Maturity date	12/31/2014	N/A
Fifth Third Bank (Line of Credit)
Balance	$5,500,000	$—
Annual interest rate	10.00%	N/A
Maturity date	12/31/2014	N/A
Davenport (FNB)
Balance	$—	$11,896
Annual interest rate	N/A	5.50%
Maturity date	N/A	1/6/2011

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term debt (Continued)

	December 27, 2011	December 28, 2010
Fargo (FNB)
Balance	$—	$1,129,883
Annual interest rate	N/A	8.75%
Maturity date	N/A	8/15/2011
Harmony (Bridge loan)
Balance	$—	$748,479
Annual interest rate	N/A	9.00%
Maturity date	N/A	12/1/2011

        As of December 27, 2011, future maturities of long-term debt, exclusive of interest, were as follows:

Year ending:
2011	$1,448,727
2012	1,562,140
2013	7,997,968
2014	156,844
2015	98,578
Thereafter	2,066,132

$13,330,389

        The foregoing table does not include the term notes and line of credit advances from the Bank subsequent to December 27, 2011. During the years ended December 27, 2011 and December 28, 2010, the Company incurred $429,345 and $174,150, respectively, in interest expense related to long-term debt.

10. Leases

Capital leases

        As of December 27, 2011, the Company operated 22 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods. Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales. At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Leases (Continued)

        During the second half of fiscal year 2010, the Company entered into amendments to 11 of its leases with the Dunham landlords, changing the rental amount and extending the term of each lease. The amended terms caused the classification of six such leases to change from operating to capital and five such leases were, and continue to be, capital leases. As a result of these amendments, the Company recorded additional assets and capital lease liabilities of approximately $5.8 million in the aggregate. Such assets and liabilities were each reduced by a write off of approximately $1.7 million of deferred gain related to these properties.

        During the first quarter of 2011, the Company entered into rental abatement and amendment agreements concerning its restaurants in Toledo, Ohio and Ft. Wayne, Indiana. Pursuant to the agreements, the rental amounts for each lease have been reduced through 2018 and the Company was required to pay $515,713 of the $822,616 in rents it withheld during negotiations in 2009 and 2010. The changes in the terms of these leases caused their classification to change from operating to capital. Pursuant to the terms of the lease amendments, the Company recorded additional assets and liabilities of approximately $3.2 million in the aggregate.

        During the first quarter of 2011, the Company entered into a long-term debt agreement related to the building and all related improvements associated with its Indianapolis and South Bend, Indiana restaurants. While the Company retained approximately $1.3 million in assets collateralized by such debt, the Company removed approximately $3.0 million in each of capital lease assets and capital lease liabilities from its balance sheet.

        During the second quarter of 2011, the Company entered into lease amendments for eight of its restaurant leases. Pursuant to the terms of such amendments, the Company reduced its assets and liabilities by approximately $1.6 million each in the aggregate.

        During the fourth quarter of 2011, the Company terminated leases at two of its locations and entered into new lease agreements at each. Pursuant to the terms of such amendments, the Company increased its assets and liabilities by approximately $2.2 million each in the aggregate.

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

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Leases (Continued)

        Included in property and equipment as of December 27, 2011 and December 28, 2010 are the following assets held under capital leases:

	December 27, 2011	December 28, 2010
Land	$18,000	$18,000
Building	35,772,110	35,357,007
Equipment and leasehold improvements	—	3,365,588

	35,790,110	38,740,595
Less accumulated depreciation	(9,731,652)	(9,578,404)

	$26,058,458	$29,162,191

        Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company's statements of operations.

Operating leases

        The land portions of the 22 property leases referenced above are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, as of December 27, 2011, the Company has obligations under the following operating leases:

        In January 2001, the Company entered into a 20-year operating lease for the land upon which the Company built its Fargo, North Dakota restaurant. Under the lease terms, the Company is obligated to annual rent of $72,000 plus contingent rent based upon restaurant sales.

        In August 2005, the Company entered into a 38-month lease agreement for office space for its corporate offices. In November 2007 and again in December 2009, the Company entered into amendments to such lease to include additional space and rent reduction. The amended lease expired in November 2011. The Company rented the space on a month-by-month basis through February 2012 at which time it moved its offices and entered into a 46-month lease agreement for approximately 8,831 square feet of office space. Annual rent for this space is $167,789.

        In March 2006, the Company entered into a lease agreement for the land and building for its St. Louis Park, Minnesota restaurant. Rental payments for this lease are $154,339 annually. This operating lease expires in 2016 with renewal options for additional periods.

        The Company leases the land upon which it operates restaurants in South Bend and Indianapolis, Indiana. Annual lease payments are $275,364 and $306,176, respectively, and such leases expire in 2028 and 2024, respectively. Each lease has renewal options for additional periods.

        The Company assumed the leases at the two Cadillac Ranch restaurants it acquired in the fourth quarter of 2011. Each lease is classified as an operating lease. Annual lease payments are $382,900 and $314,000 at the Bloomington, Minnesota and Miami, Florida locations, respectively, and such leases expire in 2020 and 2021, respectively.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Leases (Continued)

        Minimum future lease payments under all capital and operating leases as of December 27, 2011 are as follows:

Year ending:	Capital Leases	Operating Leases
2012	$4,410,391	$4,546,300
2013	4,503,689	4,609,396
2014	4,536,302	4,639,600
2015	4,471,651	4,659,593
2016	4,571,350	4,652,792
Thereafter	49,393,747	45,534,419

Total minimum lease payments	71,887,130	$68,642,100

Less amount representing interest	(38,872,447)

Present value of net minimum lease payments	33,014,683
Less current portion	(748,173)

Long-term portion of obligations	$32,266,510

        The foregoing table does not include leases entered into or assumed subsequent to December 27, 2011. Rental expense for the years ended December 27, 2011 and December 28, 2010 on all operating leases was $4,547,492 and $5,746,669, respectively. Included in rent expense at December 27, 2011 and December 28, 2010, was $200,603 and $66,103, respectively, of contingent rent expense based on restaurant sales.

        At December 27, 2011, the annual implicit interest rates on the land and building leases were between 5.9% and 18.0%. The average interest rate on the building capital leases was 11.7%. Interest expense on these leases was $3,429,164 and $3,389,666 for the years ending December 27, 2011 and December 28, 2010, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant sales.

11. Income taxes

        The income tax provision consists of the following:

	Year Ended
	December 27, 2011	December 28, 2010
Deferred income taxes:
Federal	$1,691,270	$1,809,726
State	137,090	110,882

Deferred income tax benefit	1,828,360	1,920,608

Net change to valuation allowance	(1,828,360)	(1,920,608)

Total income tax provision	$—	$—

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes (Continued)

        A reconciliation of the income tax provision at the statutory rate with actual taxes provided on loss from continuing operations is as follows:

	2011	2010
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.4%	3.8%
Section 123R expense	(3.6)%	(3.2)%
All others, net	(4.9)%	(2.1)%
U.S. business tax credits	9.9%	9.9%
Valuation allowance	(39.8)%	(42.4)%
Taxes provided	0.0%	0.0%

        Temporary differences giving rise to the deferred tax asset consist primarily of the excess of share-based compensation for financial reporting purposes over the amount for tax purposes, deferred rent expensed for financial reporting purposes but expensed when paid for tax purposes, other future deductible items expensed for financial reporting purposed but expensed when paid for tax purposes, general business credit carryforwards and net operating loss carryforwards. Temporary differences giving rise to the deferred tax liability consist primarily of depreciation expense for tax purposes over the amount for financial reporting purposes, the excess of amortization expense for tax purposes over the amount for financial reporting purposes and small wares capitalized for financial reporting purposes but expensed for tax purposes.

        For income tax return purposes, the Company had federal net operating loss carryforwards of approximately $39,196,000 and $36,335,000 as of December 27, 2011, and December 28, 2010, respectively. The Company also had federal general business credit carryforwards of approximately $4,876,000 and $4,146,000, respectively. These carryforwards are limited due to changes in control of the Company during 2009 and 2011 and, if not used, portions of these carryforwards will begin to expire in 2020. As a result of these limitations, the carryforwards for federal net operating losses, credits, and other items is limited to approximately $13,269,000 and $9,581,000 as of December 27, 2011, and December 28, 2010, respectively.

        Deferred taxes were calculated using enacted tax rates of 34% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state. For the year ended December 27, 2011, the state estimate was 6.6%.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 27, 2011	December 28, 2010
Deferred tax assets:
Share-based compensation	$1,132,545	$980,758
Net operating loss carryforwards	14,670,484	13,787,918
General business credit carryforwards	4,876,275	4,146,247
Deferred rent payable	1,374,116	1,783,834
Property and equipment	352,862
Other future deductible items	1,120,080	1,226,614

	23,526,362	21,925,371

Deferred tax liabilities:
Amortization	(96,545)	(36,938)
Property and equipment		(333,659)
Small wares	(714,595)	(667,912)

	(811,140)	(1,038,509)
Net deferred tax assets	22,715,222	20,886,862
Valuation allowance	(22,715,222)	(20,886,862)

Net deferred tax assets net of valuation allowance	$—	$—

        The Company has determined, based upon its history, that it is probable that future taxable income may be insufficient to fully realize the benefits of the net operating loss carryforwards and other deferred tax assets. As such, the Company has determined that a full valuation allowance is needed at this time.

12. Commitments and contingencies

Litigation

        From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is management's opinion, based upon the information available as of March 15, 2012, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

Employment agreements

        On May 11, 2011, the Company entered into employment agreements with Robert J. Doran, its chief executive officer, and Dean S. Oakey, its chief concept officer. Each agreement provides for employment with the Company through December 31, 2012, to be extended for additional one-year terms upon the mutual agreement of the Company and the executive. Each executive is entitled to

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and contingencies (Continued)

severance benefits including one year of base compensation if his employment is terminated without cause or for good reason, including upon a change in control, in addition to the balance of the executive's compensation for the remainder of the term. The agreements provide for an annual base salary, which may be increased by the Company's board of directors, eligibility for an annual bonus of up to 50% of base salary based on achieving performance targets determined by the Company's compensation committee, participation in the Company's other employee benefit plans and expense reimbursement. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.

        On May 10, 2011, the Company entered into an amended and restated employment agreement with Steven J. Wagenheim. This amended and restated agreement serves to address Mr. Wagenheim's new position as president and founder of the Company. The amendment also provides that the consummation of the CDP transaction does not constitute a "change in control" under his employment agreement.

        Mr. Wagenheim and James G. Gilbertson, the Company's chief financial officer, have agreements with the Company that provide for their employment on an at-will basis. Each agreement, as amended, provides that the executive will have employment through October 6, 2012. Each executive will be entitled to severance benefits that include one year of base compensation if his employment is terminated without cause or for good reason, as defined therein, in addition to the balance of the applicable term, if terminated prior to the end of such term. Each employment agreement is automatically extended for a one-year term unless either the Company or the executive gives at least 60 days' notice to the other of an intent not to extend. If the Company elects not to extend the executive's employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminates the executive's employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the continuation of base compensation through the end of the applicable term. The agreements also provide for a base annual salary which may be increased by the Company's board of directors, incentive compensation as determined by the Company's compensation committee from time to time, and participation in the Company's other employee benefit plans. In addition, each agreement includes change in control provisions that entitle the executive to receive severance pay equal to 12 months of salary if there is a change in control of the Company and his employment is involuntarily terminated for any reason other than for cause, as defined in the agreement, or death or disability. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.

        As of March 15, 2012, the current annual base salaries in effect for such executives under the foregoing employment agreements were as follows: Mr. Doran ($355,000), Mr. Oakey ($300,000), Mr. Wagenheim ($300,000) and Mr. Gilbertson ($225,000).

Separation agreement with former executive officer

        Until his resignation on November 29, 2011, the Company had an employment agreement with Mr. Gilanfar that was substantially similar to our employment agreements with Messrs. Wagenheim and Gilbertson. On December 1, 2011, the Company entered into a separation agreement with

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and contingencies (Continued)

Mr. Gilanfar. In consideration of a release, Mr. Gilanfar received payments aggregating $218,464, a separate bonus payment of $31,172, and payment of the company portion of medical (COBRA) premiums through December 1, 2012. Pursuant to the separation agreement, certain of Mr. Gilanfar's outstanding options were also amended to extend exercisability and accelerate vesting.

Related party guarantees

        One of the Company's directors and one former director personally guaranteed certain of the Company's leases and loan agreements. The Company's board of directors agreed to compensate Steven J. Wagenheim, the Company's president, founder and one of its directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006. As of May 10, 2011, each of such loans had been paid in full and no additional compensation expense related to such loans accrued. During the fiscal years 2011 and 2010, the Company recorded $6,495 and $31,509 of such compensation in general and administrative expense, respectively, and paid $21,291 and $113,163 of such compensation, respectively.

Development agreement

        In April 2008, the Company entered into a development agreement with United Properties for the development of up to 22 restaurants to be built between 2009 and 2012. United Properties would be responsible for all costs related to the land and building of each restaurant. The development agreement provided for a cooperative process between United Properties and the Company's management for the selection of restaurant sites and the development of restaurants on those sites and scheduling for the development and construction of each restaurant once a location was approved. The Company has not developed any sites pursuant to this agreement and the parties do not expect to develop restaurants under this agreement.

Purchase commitments

        The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 27, 2011, the Company's future obligations under such contracts aggregated approximately $1.1 million.

13. Common stock warrants

        During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company's common stock to such landlords. Pursuant to the anti-dilution provisions of such agreements, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price came to be $1.60 per share. As of December 27, 2011, warrants for the purchase of 37,309 shares with exercise prices ranging from $1.58 to $3.00 per share had been exercised and warrants for the purchase of 163,816 shares remained unexercised.

        Pursuant to the Harmony bridge loan agreement entered into in March 2009, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share. Such warrants became exercisable September 30, 2009, and remained unexercised at December 27, 2011.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Common stock warrants (Continued)

        In the second quarter of 2011, the Company entered into lease amendments with certain of its landlords. In consideration of more favorable lease terms and conditions, the Company issued five-year warrants to purchase the Company's common stock to such landlords. The number of shares purchasable under these warrants is 40,000 and the exercise price is $3.32 per share. As of December 27, 2011, all such warrants remained unexercised.

        As of December 27, 2011, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable. The weighted average exercise price of such warrants was $1.85 per share.

        A summary of the status of the Company's stock warrants is presented in the table below:

	Number of common shares	Weighted average exercise price per share	Warrants exercisable
Outstanding December 29, 2009	365,413	$6.03	365,413

Exercised	(1,678)	1.58
Expired	(110,956)	16.24

Outstanding December 28, 2010	252,779	1.58	252,779

Granted	40,000	3.32
Exercised	(35,631)	1.60

Outstanding December 27, 2011	257,148	$1.85	257,148

14. Stock option plans

        As of December 28, 2010, options to purchase 7,500 shares of common stock were outstanding under the 1997 Director Stock Option Plan, which plan expired July 29, 2007. On June 18, 2011, the remaining options to purchase 7,500 shares of common stock that were outstanding under such plan expired unexercised. For service in 2011, each non-employee director was awarded one or more stock options for the purchase of shares of common stock, exercisable for a period of ten years, under the Amended and Restated Equity Incentive Plan.

        In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan, pursuant to which employees, prospective employees, officers and members of the Company's board of directors, as well as consultants and advisors to the Company, may receive various types of awards including options to purchase shares of the Company's common stock at an exercise price that equals or exceeds the fair market value on the date of grant. The number of shares authorized for issuance as of December 27, 2011 was 1,275,000. As of December 27, 2011, there were options outstanding under the plan for the purchase of 1,113,445 shares. Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant. The Amended and Restated Equity Incentive Plan expired in February 2012.

        In May 2011, the Company's shareholders approved a one-time stock option exchange program for employees under its Amended and Restated Equity Incentive Plan. Under such program, which was

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock option plans (Continued)

completed on June 23, 2011, outstanding options held by 32 employees for the purchase of 188,696 shares of common stock with exercise prices in excess of $6.00 per share were voluntarily exchanged by such holders for new options for the purchase of the same number of shares of common stock at an exercise price of $2.00 per share. The new options vested in full on December 28, 2011, one year following the date of approval of the option exchange program by the Company's board of directors. The Company recorded $79,428 in additional stock-based compensation expense as a result of this exchange.

        In October 2011, the Company's shareholders approved its Long-Term Incentive Plan. The plan provides for flexible, broad-based incentive compensation in the form of stock-based awards of options, stock appreciation rights, warrants, restricted stock awards and restricted stock units, stock bonuses, cash bonuses, performance awards, dividend equivalents, and other equity-based awards. The issuance of up to 400,000 shares of common stock is authorized under the plan. All stock options issued under the plan must have an exercise price equal to or greater than the fair market value of the Company's common stock on the date of grant. As of December 27, 2011, no awards had been issued under the plan.

        A summary of the status of the Company's stock options as of December 27, 2011 and December 28, 2010 and changes during the years ending on those dates is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 29, 2009	394,019	$16.07	6.6 years	$78,467
Granted	823,496	2.15	9.6 years
Forfeited	(96,126)	12.14

Outstanding at December 28, 2010	1,121,389	$6.19	8.5 years	$68,433
Granted	190,500	3.31	8.4 years
Issued upon exchange	188,696	2.00	3.3 years
Forfeited upon exchange	(188,696)	23.15
Exercised	(20,843)	2.12
Forfeited	(174,268)	5.39

Outstanding at December 27, 2011	1,116,778	$2.32	7.3 years	$168,043
Options exercisable at December 28, 2010	364,109	$13.87	6.7 years	$19,833
Options exercisable at December 27, 2011	421,983	$2.48	6.8 years	$61,821

        The following table presents additional information regarding options granted and exercised:

	Year Ended December 27, 2011	Year Ended December 28, 2010
Weighted average fair value of stock options granted	$2.88	$1.89
Intrinsic value of stock options exercised	$31,613	N/A
Fair value of stock options vested during the year	$558,518	$821,329

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock option plans (Continued)

        The intrinsic value of stock options outstanding at December 27, 2011 and December 28, 2010 was $168,043 and $68,433, respectively. Aggregate intrinsic value is the difference between the closing price of the Company's stock on December 27, 2011 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their "in-the-money" options on December 27, 2011. As of December 27, 2011, there was approximately $512,693 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $332,324 is expected to be recognized in fiscal year 2012, $129,019 in fiscal year 2013, $41,062 in fiscal year 2014 and $10,288 in fiscal year 2015.

        The following table summarizes information about stock options outstanding at December 27, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.00 - $6.00	1,112,987	7.3 years	$2.28	418,192	$2.28
$6.01 - $12.00	—	—	$—	—	$—
$12.01 - $18.00	3,791	1.0 years	$14.40	3,791	$14.40

Total	1,116,778	7.3 years	$2.32	421,983	$2.48

15. Preferred stock

        In May 2011, the Company completed a preferred stock financing transaction with CDP, in which it issued 3,000,000 shares of Series A Preferred to CDP for $9.0 million pursuant to a stock purchase agreement. CDP acquired control of the Company through its purchase of the newly issued preferred stock and a related shareholder and voting agreement with DHW. On the same date, the Company completed a common stock repurchase from DHW by repurchasing 3,000,000 shares of common stock for approximately $7.1 million pursuant to a stock repurchase agreement.

        The Series A Preferred the Company issued to CDP has preference over the common stock in the event of an involuntary or voluntary liquidation or dissolution of the Company. The Company is obligated to pay 9% dividends on the Series A Preferred through 2013, one-half of which is in the form of common stock. Prior to conversion, the holder of Series A Preferred is entitled to 0.77922 votes per preferred share on all matters submitted to our shareholders, subject to proportionate adjustment upon adjustment to the conversion price under the certificate of designation upon a stock split or reverse stock split. Finally, each share of Series A Preferred is convertible into two shares of the Company's common stock at the holder's option prior to December 31, 2014, and is automatically convertible on the first business day on or after December 31, 2014, on which the average closing sale prices of our common stock for the trading days within the 90 calendar day period ending on the date prior to the automatic conversion date is greater than $4.00 per share.

        Pursuant to the terms of the Series A Preferred, on June 30, 2011, the Company paid $58,500 in cash dividends and issued 15,914 shares of its common stock to the preferred shareholder of record on that date. On September 30, 2011, the Company paid $101,251 in cash dividends and issued 33,515 shares of its common stock to the preferred shareholder of record on that date. On December 31,

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Preferred stock (Continued)

2011, the Company paid $101,252 in cash dividends and issued 43,679 shares of its common stock to the preferred shareholder of record on that date. Such amount was reflected in the liabilities and equity section of the Company's balance sheet at December 27, 2011.

16. Retirement plan

        The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code. The plan is voluntary and is provided to all employees who meet the eligibility requirements. A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits. The Company has elected to match 10% of such contributions up to 6% of the participant's compensation. In the fiscal years 2011 and 2010, the Company contributed $17,298 and $13,789 in the aggregate, respectively, under the plan.

17. Subsequent events

Cadillac Ranch asset acquisition

        Pursuant to the November 2011 master asset purchase agreement, as amended, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name "Cadillac Ranch All American Bar & Grill," the Company acquired the following Cadillac Ranch restaurant assets subsequent to December 27, 2011 (Note 3):

Indy (Indianapolis, IN)	$800,948
Annapolis (Annapolis, MD)	$1,350,000
National Harbor (Oxon Hill, MD)	$1,174,600
Intangible assets (intellectual property)	$1,538,729

        Unaudited pro forma information regarding this acquisition is included in Note 3 to these financial statements.

        The parties have entered into an asset purchase agreement pursuant to which the Company has agreed to purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000. The Pittsburgh asset purchase will close at such time as a liquor license can be issued by the Pennsylvania Liquor Control Board, which the parties expect to occur in the second quarter of 2012.

Credit agreement amendments

        In December 2011, the Company entered into the second amendment to its credit agreement with the Bank, whereby it borrowed $5.0 million pursuant to a new term loan and the line of credit commitment was temporarily increased from $7.0 million to $12.0 million. The increased line of credit will be available to the Company until the earlier to occur of (a) consummation of Granite City's planned sale-leaseback of its real property in Troy, Michigan, or (b) April 30, 2012. At that time, the line of credit commitment will revert to $10.0 million. The line of credit loan and the two outstanding $5.0 million term loans mature on December 31, 2014. As of March 15, 2012, the Company had drawn down $6.8 million from the line of credit.

        In January 2012, the Company entered into a third amendment to the credit agreement to allow it to issue a promissory note in the amount of $900,000 to the sellers of the Cadillac Ranch restaurant

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent events (Continued)

assets located in Pittsburgh, Pennsylvania, and to maintain a separate bank account to be used in connection with the consulting agreement between the Company and such sellers under which the Pittsburgh location will be operated through closing. In March 2012, the Company entered into a fourth amendment to the credit agreement, which (1) amends certain borrower covenants to permit a landlord lien in connection with the Company's entry into a lease for a newly-acquired location (Franklin, Tennessee) and waives the requirement to obtain a collateral access agreement from such landlord, and (2) amends the effective date of the second amendment from December 30, 2011 to December 26, 2011.

Franklin, Tennessee

        In February 2012, the Company entered into a 15-year lease agreement for a site in Franklin, Tennessee where it plans to construct a Granite City restaurant. The lease, which may be extended at the Company's option for up to two additional five-year periods, calls for annual base rent starting at $158,000. The Company anticipates opening this restaurant in late summer 2012.

Issuance of common stock

        Subsequent to December 27, 2011, the Company issued 54,211 shares of its common stock upon the exercise of options. The exercise price of such options ranged from $1.08 to $2.00 per share.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, including Certificate of Designation for Series A Preferred Stock (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 10, 2011 (File No. 000-29643)).
3.2	Amended and Restated By-laws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).
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
10.8
Form of Director Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 11, 2011)).
10.9
Executive Employment Agreement by and between the Registrant and Robert Doran, dated May 11, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).
10.10
Executive Employment Agreement by and between the Registrant and Dean Oakey, dated May 11, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

Exhibit Number	Description
10.11	Amended and Restated Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated May 10, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).
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
10.15
Amendment No. 3 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated June 17, 2010 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 10, 2010 (File No. 000-29643)).
10.16
Amended and Restated Employment and Severance Agreement by and between the Company and Darius H. Gilanfar, dated August 9, 2010 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 10, 2010 (File No. 000-29643)).
10.17	Separation from Employment Letter to Darius Gilanfar, dated November 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on December 2, 2011 (File No. 000-29643)).
10.18
Lease—Business Property Agreement between the Registrant and Ellsworth Development Corp., dated December 13, 2004 (incorporated by reference to our Current Report on Form 8-K, filed on December 14, 2004 (File No. 000-29643)).
10.19
Registration Rights Agreement by and between the Registrant and DHW Leasing, L.L.C., dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).
10.20
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
10.21
Loan Agreement by and between the Registrant, First Midwest Bank, Dunham Capital Management, L.L.C., and Donald Dunham, Jr., dated August 31, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 9, 2010 (File No. 000-29643)).
10.22
Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated February 8, 2011(incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).
10.23
Waiver and First Amendment to Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated March 17, 2011(incorporated by reference to our Current Report on Form 8-K filed on March 21, 2011 (File No. 000-29643)).

Exhibit Number	Description
10.24	Second Amendment to Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated April 5, 2011(incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011 (File No. 000-29643)).
10.25
Stock Repurchase Agreement by and between DHW Leasing, L.L.C, Donald A. Dunham, Jr., Christine Dunham, Charles T. Hey, Dunham Capital Management, L.L.C., Concept Development Partners LLC and the Registrant, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).
10.26
Amendment No. 1 to Stock Repurchase Agreement by and between DHW Leasing, L.L.C, Donald A. Dunham, Jr., Christine Dunham, Charles T. Hey, Dunham Capital Management, L.L.C., Concept Development Partners LLC and the Registrant, dated April 5, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011 (File No. 000-29643)).
10.27
Voting Agreement and Irrevocable Proxy between DHW Leasing, LLC, Concept Development Partners LLC, and certain shareholders listed on Schedule A thereto, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).
10.28
Lease Restructuring and Option Agreement by and between Dunham Capital Management, L.L.C., GC Rosedale, L.L.C and the Registrant, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).
10.29
Troy, Michigan Purchase Agreement by and between Dunham Capital Management, L.L.C. and the Registrant, dated February 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2011 (File No. 000-29643)).
10.30
Credit Agreement by and among the Registrant and Fifth Third Bank, dated May 10, 2011, including forms of Term Note and Line of Credit Note (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011 (File No. 000-29643)).
10.31
Guaranty, Pledge and Security Agreement among the Registrant and Fifth Third Bank, dated May 10, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011 (File No. 000-29643)).
10.32
First Amendment to Credit Agreement among the Registrant and Fifth Third Bank, dated December 16, 2011, (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011 (File No. 000-29643)).
10.33	Amended and Substitute Line of Credit Note, dated December 16, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011 (File No. 000-29643)).
10.34
Waiver and Second Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).
10.35	Delayed Draw Term Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).
10.36	Amended and Substitute Line of Credit Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

Exhibit Number	Description
10.37	Third Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated January 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012 (File No. 000-29643)).
10.38	Fourth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated March 20, 2012.
10.39
Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated November 4, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2011 (File No. 000-29643)).
10.40
Amendment No. 1 to Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated December 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2011 (File No. 000-29643)).
10.41
Amendment No. 2 to Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated December 27, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2011 (File No. 000-29643)).
10.42
Amendment No. 3 to Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).
10.43
Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Kendall CR, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated December 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2011 (File No. 000-29643)).
10.44
Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and CR NH, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).
10.45
Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Granite City of Maryland, Inc. and Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).
10.46
Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Indy CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

Exhibit Number	Description
10.47	Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Pittsburgh CR, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated January 11, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012 (File No. 000-29643)).
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on Signatures page).
31.1	Certification by Robert J. Doran, Chief Executive Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Robert J. Doran, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.