Form 10-K/A
period 2011-12-27
GRANITE CITY FOOD & BREWERY LTD.
filed 2012-04-24
CIK 1048620

Use these links to rapidly review the document

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.

EXPLANATORY NOTE

        We filed our Annual Report on Form 10-K for the year ended December 27, 2011 (the "Form 10-K") on March 23, 2012, pursuant to which we incorporated by reference into Part III thereof portions of our definitive proxy statement for our 2012 Annual Meeting of Shareholders (the "Proxy Statement") to be subsequently filed with the Securities and Exchange Commission ("SEC"). We hereby amend the Form 10-K to file Part III information in this Form 10-K/A (the "Form 10-K/A") rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below. In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including in this amendment currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

        This Form 10-K/A makes reference to the date of the Form 10-K, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated the disclosures contained in the Form 10-K in any way other than as specifically set forth in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and other filings made by our company with the SEC subsequent thereto.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Directors

        Our directors are elected annually, by a plurality of the votes cast, to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer.

        DHW Leasing, L.L.C. ("DHW") and Concept Development Partners, LLC ("CDP") are parties to a shareholder and voting agreement and irrevocable proxy pursuant to which CDP has the right to nominate five members of our board, DHW has the right to nominate two members of our board, and CDP has voting power over DHW's shares. CDP and DHW have also agreed to vote for each others' nominees. CDP beneficially owns a majority of our common stock and DHW also is one of our significant shareholders. See "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—Security Ownership." Pursuant to these rights, DHW nominated Messrs. Hey and Longtin and CDP nominated Messrs. Doran, Bashour, Mucci, Rawlings, and Staenberg to our board.

        The following table and related narrative set forth certain information concerning the members of our board of directors as of April 13, 2012.

Name	Age	Principal Occupation	Position with Granite City	Director Since	Independent Director
Robert J. Doran(1)	65	Chief Executive Officer and Director of Granite City and Managing Partner of CDP Management	Chief Executive Officer and Director	2011
Fouad Z. Bashour(1)(2)(3)	36	Founding Partner of CIC Partners	Chairman of the Board	2011	X
Charles J. Hey	76	Chairman of the Board of School Bus, Inc.	Director	2011
Joel C. Longtin(1)(2)(4)	52	President and Chief Executive Officer of JKL Enterprises, Inc. and Longtin Leasing, LLC	Director	2009	X
Louis M. Mucci(3)(4)	70	Business Consultant	Director	2011	X
Michael S. Rawlings(1)	57	Mayor of Dallas and Founding Partner of CIC Partners	Director	2011	X
Michael H. Staenberg(2)(4)	58	President of THF Realty	Director	2011	X
Steven J. Wagenheim(1)	58	President, Founder and Director of Granite City	President, Founder and Director	1997

(1)
Member of the executive committee.

(2)
Member of the compensation committee.

(3)
Member of the corporate governance and nominating committee.

(4)
Member of the audit committee.

Business Experience

        Robert J. Doran has been the Chief Executive Officer of Granite City since May 2011. Mr. Doran has been a Managing Partner of CDP Management Partners, LLC ("CDP Management"), a merchant banking firm focusing on principal investments and consulting in the restaurant, food processing, and retail industries, since April 2010. He is the founder of Doran Consulting, a niche consulting group specializing in executive coaching since 1999, providing services to McDonald's Corporation, Bell South, Boston Markets, and Delphi Auto Parts. Mr. Doran was employed with McDonald's Corporation from January 1967 to March 1999 serving in a variety of regional director and vice president positions, most recently as Executive Vice President of McDonald's USA. Mr. Doran currently serves on the board of directors of Hawaii Development Company and McDonald's of Hawaii. Mr. Doran brings business consulting, executive leadership and extensive multi-location restaurant experience to our board.

        Fouad Z. Bashour, who became Chairman of the Board of Granite City in May 2011, is a founding partner of CIC Partners Firm LP ("CIC Partners") and its current Chief Financial Officer, and has been with CIC Partners and its predecessor since 1999. Prior to joining CIC Partners, he worked at The Boston Consulting Group, a leading strategy consulting firm. Mr. Bashour currently serves as a director of Red Mango, Inc. and Schuepbach Energy LLC. He is a former director of Bagby Energy Holdings, LP, Triumph Pacific Oil and Gas Company, Buffet Partners, L.P. (doing business as Furr's) and GreenLeaf Auto Recyclers LLC, where he served as co-chairman. Mr. Bashour brings business strategy consulting, capital markets and private equity experience to our board.

        Charles J. Hey, who rejoined our board in October 2011, previously served as one of our directors from June 2010 to May 2011. Mr. Hey, who has been in the business of operating school bus contracts since 1962, currently serves as Chairman of the Board of School Bus, Inc., a transportation company. For a five-year period in the 1990's, Mr. Hey was a co-owner of Jasper State Bank. Mr. Hey co-owns DHW and, therefore, has interests in certain of our restaurant leases and our company's other transactions with DHW. See "Certain Relationships and Related Transactions—Relationship and Transactions with DHW." Mr. Hey brings business and banking experience to our board.

        Joel C. Longtin became one of our directors in October 2009. He served as Chairman of the Board of Granite City from March 2010 through May 2011. Since January 2004, Mr. Longtin has been the President and Chief Executive Officer of JKL Enterprises, Inc. and Longtin Leasing, LLC, both of which are office equipment distribution and leasing companies. Mr. Longtin served as president of First American Bank in Sioux City, Iowa from November 2001 to January 2004. From 1990 to 2001, Mr. Longtin was the President of Mr. Gatti's, L.P. and Pizza Ranch, Inc. At that time, both of these entities were franchisors operating approximately 350 and 90 restaurants, respectively. Since 2007, Mr. Longtin has been a partner in the private equity firms of Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. Mr. Longtin brings executive management experience in banking, restaurant and franchising industries to our board.

        Louis M. Mucci joined our board in May 2011. Mr. Mucci has served as an advisor to the board of directors of Ruby's Tequilas, a restaurant company, since June 2007. From February 2007 until June 2009, Mr. Mucci was a senior advisor to SMH Capital Corp., an investment banking group, a company with shares registered pursuant to Section 12 of the Securities Exchange Act of 1934. Mr. Mucci has served on the board of directors of Build-A-Bear Workshop, Inc. since November 2004. Mr. Mucci is also the "audit committee financial expert" at Build-A-Bear and serves as Audit Committee Chairman and a member of the Nomination and Governance Committee. He held the position of Chief Financial Officer at BJ's Restaurants, Inc., a public company, and served on that company's board of directors from May 2002 until September 2005. Mr. Mucci also served as an advisor to the board of directors of BJ's Restaurants through December 2008. He retired from PricewaterhouseCoopers, LLP in 2001 after 25 years as a partner with the firm. Mr. Mucci's most recent position at PricewaterhouseCoopers was Chairman of the West Coast Retail Group. In this role, he served on the firm's National Retail Executive Committee. Mr. Mucci had also served as the West Coast Personnel and Business Development partner. He led several quality control reviews of various offices within PricewaterhouseCoopers and has extensive securities experience, including initial public offerings, registration statements and other filings, and correspondence and dialog with the Securities and Exchange Commission. He also has significant litigation support experience in acting as an accounting expert witness for his clients. Mr. Mucci is a member of the American Institute of Certified Public Accountants, the California State Society of Certified Public Accountants and the Retail Executive Forum. Mr. Mucci obtained extensive financial and accounting expertise while serving as a partner of an independent accounting firm. During his tenure as Chief Financial Officer of BJ's Restaurants, he gained additional financial and accounting expertise in addition to store operations, human resources, workers compensation, insurance, corporate administration, and strategic planning experience. Mr. Mucci brings extensive financial expertise to our board and qualifies as an "audit committee financial expert" as such term is defined under applicable SEC rules. In addition, given his experience with other consumer-focused businesses, Mr. Mucci provides valuable insights and perspectives regarding financing and operations to our board.

        Michael S. Rawlings, who joined our board in May 2011, is a founding partner of CIC Partners and its current Vice-Chairman, and has been with the firm since 2004. In June 2011, Mr. Rawlings was elected mayor of Dallas, Texas. From 1997 to 2003, Mr. Rawlings was President of Pizza Hut, Inc. Before joining Pizza Hut, he was Chief Executive Officer of DDB Needham Dallas Group (formerly Tracy-Locke), the largest marketing communications agency in the Southwest, whose clients have included Frito-Lay, Pepsi, GTE and American Airlines. Mr. Rawlings currently serves as Chairman of Legends Hospitality Management, LLC, and as a director of Adina for Life, Inc. and River Point Farms. He is a former director of Buffet Partners, Main Street Restaurant Group, Inc., Quiznos, and Signstorey, Inc. Mr. Rawlings formerly served as the City of Dallas Park and Recreation Board President and as Dallas' Homeless Czar and Chairman for the Dallas Convention & Visitors Bureau. In addition, he is on the Board of Trustees at Jesuit College Preparatory and has been an active lecturer at many universities, as well as an adjunct professor at Southern Methodist University. Mr. Rawlings brings restaurant operations and leadership, marketing and communications and private equity experience to our board.

        Michael H. Staenberg, who joined our board in May 2011, has been the President of THF Realty, a leasing, development, and real estate management company, since he founded the company in September 1991. THF Realty currently has over 22 million square feet of property and retail shopping centers under management. Mr. Staenberg has served as the developer of more than 100 shopping centers in over 25 states. Prior to founding THF Realty, Mr. Staenberg was employed as a real estate broker and served as Senior Vice President and Director of Real Estate for Leo Eisenberg Company, a national real estate development company, from 1981 to 1990. Mr. Staenberg has served on the Advisory Board of Directors of US Bank, N.A. since March 2011. Mr. Staenberg is involved with a variety of organizations, including The Sheldon Concert Hall, Center for Contemporary Arts, Variety Club, St. Louis Zoo Foundation, Regional Business Council-Executives for Regional Growth and Civic Change, Judy Ride, Jewish Community Center Association, American Society for Technion-Israel Institute of Technology, St. Louis Effort for Aids and Holocaust Museum. In addition, he has been a member of the International Council of Shopping Centers since 1976 and the Metropolitan St. Louis Board of Realtors since 1984. Mr. Staenberg brings extensive real estate leasing, development and management experience to our board.

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

Our Executive Officers

        Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers was provided in Part I of our Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that (a) one report on Form 4 for Joel C. Longtin setting forth his direct acquisition of 400 shares on May 16, 2011, (b) one report on Form 4 for Joel C. Longtin setting forth his stock option grant in the amount of 5,000 shares on October 5, 2011, and (c) one report on Form 3 for Charles J. Hey setting forth his initial beneficial ownership on October 18, 2011, were not filed on a timely basis.

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

Audit Committee Matters

        Our audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Each member of our audit committee is independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market and Exchange Act Rule 10A-3. Further, no member of our audit committee participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years. The membership of our audit committee is set forth above under the caption "Our Directors."

        Pursuant to our listing agreement with the NASDAQ Stock Market, each member of our audit committee is able to read and understand fundamental financial statements, including an issuer's balance sheet, income statement, and cash flow statement and at least one member of the committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual's financial sophistication. In addition, our board of directors has determined that Mr. Mucci is an audit committee financial expert as such term is defined by Item 407(d)(5) of Regulation S-K.

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2011 and 2010. Messrs. Doran and Wagenheim, who also serve as directors, receive no additional compensation for their board service.

Name and Principal Position(a)	Year	Salary ($)(b)	Bonus ($)(c)	Stock Award ($)(d)	Option Awards ($)(e)	Non-Equity Incentive Plan Compensation ($)(f)	All Other Compensation ($)(g)	Total ($)
Robert J. Doran	2011	225,289	0	2,917,500	0	0	103,257	3,246,046
Chief Executive Officer
Dean S. Oakey	2011	190,385	0	2,917,500	0	0	90,251	3,198,136
Vice President—Chief Concept Officer
Steven J. Wagenheim	2011	300,000	0	0	34,228	86,100	14,150	434,478
President and Founder	2010	300,000	0	0	267,103	78,960	39,164	685,227
James G. Gilbertson	2011	225,000	0	0	12,115	65,543	4,200	306,858
Chief Financial Officer	2010	225,000	0	0	207,310	55,979	4,200	492,489
Darius H. Gilanfar	2011	187,255	31,172	0	9,852	18,703	232,307	479,289
Former Chief	2010	202,806	0	0	207,310	44,775	6,000	460,891
Operating Officer

(a)
In connection with the May 2011 closing of the CDP transaction, Robert J. Doran became our Chief Executive Officer and a member of our board of directors and Dean S. Oakey became our Vice President—Chief Concept Officer. Messrs. Doran and Oakey are control persons of CDP, which now beneficially owns a majority of our common stock, and their appointments were in conjunction with that change in control. Steven J. Wagenheim, our former Chief Executive Officer and a founder of our company, was elected President and Founder and remains a director of our company. James G. Gilbertson continues as our Chief Financial Officer. Darius H. Gilanfar served as our Chief Operating Officer until his resignation in November 2011.

(b)
As of January 1, 2012, our named executive officers had the following annual base salaries: Mr. Doran, $355,000; Mr. Oakey, $300,000; Mr. Wagenheim, $300,000; and Mr. Gilbertson, $225,000.

(c)
Represents a bonus paid in connection with Mr. Gilanfar's resignation. See "Potential Payments upon Termination or Change in Control" below for further information.

(d)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of interests granted by CDP in a profits interest plan. In particular, these entries represent the product of (a) the number of Granite City shares held by CDP in which our executive officers will become vested over time pursuant to CDP's profits interest plan and (b) the per share closing price of our common stock on the date of grant. See the subsection captioned "Equity-Based Compensatory Arrangement of Concept Development Partners" below for further information regarding this third party compensatory arrangement.

(e)
The 2011 entries represent the incremental fair value received by our executive officers based upon the Black-Scholes valuation of our option exchange at the date of grant, computed in accordance with FASB ASC Topic 718. See the subsection captioned "Option Exchange Program" below for further information.

  The 2010 entries represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 27, 2011. Details regarding the terms of such awards appear below under the caption "Outstanding Equity Awards at Fiscal Year-End."

(f)
Further information regarding our non-equity incentive plan appears below in the subsection captioned "Components of Executive Officer Compensation."

(g)
All other compensation for fiscal year 2011 was as follows:

Name	Housing Allowance	Car Allowance	Guaranty Fees	Consulting Fees(1)	Insurance	COBRA Continuation Payments(2)	Severance Payments(2)	Total
Robert J. Doran	$9,251	0	0	81,000	13,006	0	0	$103,257
Dean S. Oakey	9,251	0	0	81,000	0	0	0	90,251
Steven J. Wagenheim	0	7,655	6,495	0	0	0	0	14,150
James G. Gilbertson	0	4,200	0	0	0	0	0	4,200
Darius H. Gilanfar	$0	5,308	0	0	0	8,535	218,464	$232,307

(1)
Represents consulting fees paid pursuant to the consulting agreement described below in the subsection captioned "Consulting Agreement."

(2)
Represents payment made in connection with Mr. Gilanfar's resignation. See "Potential Payments upon Termination or Change in Control" below for further information.

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

        Pursuant to the terms of our employment agreements with our named executive officers, the compensation committee reviews individual performance and base salary level each year. In general, the compensation committee has the sole discretion to increase (but not decrease) the base salaries of our named executive officers.

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

        Annual Incentive Compensation.    Our named executive officers receive annual incentive compensation to reward achievement of our key financial performance goals in accordance with our non-equity incentive plan. These annual key financial performance goals are sales, restaurant-level EBITDA, general and administrative cost control, and earnings per share. They are based on annual operating budgets established by management and submitted to our board of directors for review. Annual incentive compensation is paid quarterly in cash. We weigh financial metrics differently for our named executive officers, depending on the different outcomes we are seeking to incentivize. Our compensation committee can, at its discretion, recommend to the board that awards be adjusted based on the executive's individual performance. Fifty percent of the quarterly bonuses are held in reserve, subject to verification of our company's performance after audited financial results become available. The targeted amounts for annual incentive compensation are set at or above market level for the industry based on our benchmarking data.

Employment Agreements with Current Executive Officers

        In May 2011, we entered into employment agreements with Messrs. Doran and Oakey. Each agreement provides for employment with the company through December 31, 2012, to be extended for additional one-year terms upon the mutual agreement of our company and the executive. Each executive is entitled to severance benefits including one year of base salary if his employment is terminated without cause or for good reason, including upon a change in control, in addition to his base salary for the remainder of the term. The agreements provide for an annual base salary, which may be increased by our board of directors, eligibility for an annual bonus of up to 50% of base salary based on achieving performance targets determined by our compensation committee, participation in our company's other employee benefit plans and expense reimbursement. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.

        We also have employment agreements with Messrs. Wagenheim and Gilbertson. Each agreement, as amended in June 2010, provides for employment with the company through October 6, 2012, to be extended for additional one-year terms unless either our company or the executive gives notice at least 60 days before the termination date of an intent not to extend. Each executive is entitled to severance benefits including one year of base salary if his employment is terminated without cause or for good reason, including upon a change in control, in addition to his base salary for the remainder of the term. If we elect not to extend the executive's employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive's employment, such termination will be deemed to be a termination without cause for purposes of severance benefits and the payment of his base salary through the end of the applicable term. The agreements also provide for an annual base salary, which may be increased by our board of directors, eligibility for incentive compensation as determined by our compensation committee from time to time, and participation in our company's other employee benefit plans. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.

        In May 2011, we entered into an amended and restated employment agreement with Mr. Wagenheim to address his new position as President and Founder of our company and to provide that the May 2011 closing of the CDP transaction did not constitute a "change in control" under Mr. Wagenheim's employment agreement.

Consulting Agreement

        Prior to their employment by our company, Messrs. Doran and Oakey served in a consulting capacity to our company under our engagement agreement with CDP Management Partners, LLC ("CDP Management"), a merchant banking firm focusing on principal investments and consulting in the restaurant, food processing, and retail industries. Messrs. Doran and Oakey are managing partners of CDP Management, which is a co-owner of CDP. Under this agreement, CDP Management acted as an operating consultant to our company in connection with planning and executing a management strategy to ensure the growth stability of our company prior to closing of the CDP transaction. The engagement provided for the management services of Messrs. Doran and Oakey for the period of time commencing January 10, 2011 through May 10, 2011. In connection with its engagement, CDP Management consulted and advised our company management in operating our company, analyzing operating practices, analyzing operating costs, analyzing existing restaurant facilities for upgrades to drive revenue growth, and analyzing and establishing a go-forward development plan for new restaurant growth. For CDP Management's services during 2011, we paid total fees of $162,000. In addition, we agreed to reimburse CDP Management for its reasonable third-party out-of-pocket expenses, not to exceed $6,000 per month. Messrs. Doran and Oakey each own 50% of CDP Management. As a result, half of the consulting fees paid to CDP Management appears in the "All Other Compensation" entry for each of Messrs. Doran and Oakey in the Summary Compensation Table above.

Equity-Based Compensatory Arrangement of Concept Development Partners

        Prior to the May 2011 closing of the CDP transaction, the members of CDP entered into an amended and restated limited liability company agreement. Under the agreement, Messrs. Doran and Oakey, as employee members, agreed to devote substantially all of their business time and efforts to CDP and our company for as long as they are employees of CDP or our company. As consideration for the services to be rendered under such agreement, Messrs. Doran and Oakey became participants in a CDP profits interest plan pursuant to which they become vested over time in a portion of their equity interest in CDP. Messrs. Doran and Oakey became vested in 33.1 percent of CDP Management's Class B units in CDP on the May 2011 closing of the CDP transaction. Subject to continued employment, they become vested in an additional 22.3 percent of such units on each of the first, second and third anniversaries of such closing. They would become 100 percent vested in such profits interest in the event of a change in control of CDP or our company. As a result, this profits interest, which can be depicted as set forth below, constitutes equity-based compensation paid by a third party for services rendered by Messrs. Doran and Oakey to our company.

As a consequence of these ownership interests and the related vesting schedule, the indirect increasing pecuniary interests of Messrs. Doran and Oakey in the shares of Granite City common stock issuable upon conversion of the shares of Granite City Series A Preferred held by CDP is as follows:

Date	Class B Interest in CDP (#)	Class A Interest in CDP (#)	Total Units in CDP (#)	Total Percentage Interest in CDP (%)	Indirect Pecuniary Interest in Granite City Common Stock Issuable to CDP upon Conversion of Series A Preferred ($)
May 10, 2011	110.223	189.040	299.263	22.45	1,347,020
May 10, 2012	184.482	189.040	373.522	28.02	1,681,269
May 10, 2013	258.741	189.040	447.781	33.59	2,015,518
May 10, 2014	333.000	189.040	522.04	39.16	2,349,767

Each of Messrs. Doran and Oakey have a 50 percent interest in such securities since they are each 50 percent owners of CDP Management.

Option Exchange Program

        On December 28, 2010, our compensation committee approved an option exchange program, subject to shareholder approval. Following receipt of shareholder approval on May 10, 2011, we commenced an offer on May 25, 2011 pursuant to which we provided eligible employees, including executive officers, the opportunity to exchange outstanding options with an exercise price in excess of $6.00 per share for the same number of new options granted under our Amended and Restated Equity Incentive Plan with an exercise price of $2.00 per share. The exercise price of the new options was greater than the closing price of one share of our common stock on the grant date of the new options. Eligible employees had the opportunity to exchange these options for new options regardless of whether the options were vested or unvested; however, all of the new options vested in full one year after the date of grant, namely December 28, 2011, subject to continued employment through such date and subject to the terms of the new option agreement. The offer expired on June 23, 2011. A total of 32 eligible employees participated in the offer. We accepted for cancellation options to purchase an aggregate of 188,696 shares of our common stock, which were cancelled as of June 23, 2011, and, in exchange, delivered new options to purchase an aggregate of 188,696 shares of our common stock with an exercise price of $2.00 per share.

        At the time of the offer to exchange, three of our five named executive officers held eligible options for the purchase of 129,995 shares of common stock out of the total 189,529 shares of common stock that were subject to existing options which were eligible for surrender in the option exchange program. Messrs. Doran and Oakey did not hold eligible options at the time of the offer to exchange. The following chart sets forth details regarding the exchanged options held by our executive officers. The options values set forth in the table below were based upon price per share of our common stock of $1.905, the closing price of one share of our common stock on the NASDAQ Capital Market on December 28, 2010, the date of grant. The aggregate incremental fair value received by our executive officers based upon the Black-Scholes valuation of our option exchange at the date of grant was $56,195, allocated as follows: Mr. Wagenheim, $34,228; Mr. Gilbertson, $12,115; and Mr. Gilanfar, $9,852.

Name	Number of Securities Underlying Exchanged Options	Former Option Exercise Price	Former Option Value(a)	New Option Exercise Price	New Option Value(a)
Steven J. Wagenheim	4,166	$9.90	$0	$2.00	$0
	5,000	$14.70	$0	$2.00	$0
	8,333	$21.72	$0	$2.00	$0
	25,000	$25.86	$0	$2.00	$0
	16,666	$25.38	$0	$2.00	$0
	16,666	$37.20	$0	$2.00	$0

Totals:	75,831		$0		$0

James G. Gilbertson	29,166	$21.48	$0	$2.00	$0

Totals:	29,166		$0		$0

Darius H. Gilanfar(b)	16,666	$25.32	$0	$2.00	$0
	4,166	$11.94	$0	$2.00	$0
	4,166	$10.50	$0	$2.00	$0

Totals:	24,998		$0		$0

(a)
As of December 28, 2010, both the exercise price of the former options and the exercise price of the new options were in excess of market value.

(b)
Please see narrative following "Potential Payments upon Termination or Change in Control" regarding the amendment of Mr. Gilanfar's options in connection with his separation from our company.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth certain information concerning outstanding stock options held by our named executive officers as of December 27, 2011:

	Option Awards(a)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert J. Doran	0		0		N/A	N/A
Dean S. Oakey	0		0		N/A	N/A
Steven J. Wagenheim	0		5,000	(b)	2.00	02/11/2013
	0		8,333	(b)	2.00	10/24/2013
	0		25,000	(b)	2.00	03/15/2015
	0		16,666	(b)	2.00	02/22/2016
	0		16,666	(b)	2.00	04/13/2017
	8,333	(c)	4,167	(c)	1.0752	04/02/2019
	37,500	(d)	37,500	(d)	2.25	05/26/2020
	0	(c)	69,958	(c)	2.00	12/28/2020
James G. Gilbertson	0		29,166	(b)	2.00	11/29/2017
	8,333	(c)	4,167	(c)	1.0752	04/02/2019
	37,500	(d)	37,500	(d)	2.25	05/26/2020
	0	(c)	34,244	(c)	2.00	12/28/2020
Darius H. Gilanfar	16,666	(e)	0		2.00	02/29/2012
	4,166	(e)	0		2.00	02/29/2012
	4,166	(e)	0		2.00	02/29/2012
	8,332	(f)	0		1.0752	11/29/2016
	37,500	(g)	0		2.25	11/29/2016
	11,414	(h)	0		2.00	12/28/2020

(a)
Unless otherwise indicated, represents shares issuable upon the exercise of stock options granted under our Amended and Restated Equity Incentive Plan.

(b)
This option became exercisable in full on December 28, 2011, one day after fiscal year-end 2011.

(c)
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

(e)
This option became exercisable in full on November 29, 2011 in connection with Mr. Gilanfar's separation from our company.

(f)
This option, which was originally for the purchase of 12,500 shares, became exercisable for one-third of the shares purchasable thereunder on the first anniversary of the date of grant and two-thirds of the shares purchasable thereunder on the second anniversary of the date of grant. The unvested portion of this option was cancelled upon Mr. Gilanfar's separation from our company.

(g)
This option, which was originally for the purchase of 75,000 shares, became exercisable for one-fourth of the shares purchasable thereunder on the first anniversary of the date of grant and one-half of the shares purchasable thereunder on the second anniversary of the date of grant. The unvested portion of this option was cancelled upon Mr. Gilanfar's separation from our company.

(h)
One-third of this option, which was originally for the purchase of 34,244 shares, became exercisable on November 29, 2011 in connection with Mr. Gilanfar's separation from our company. The remainder of this option was cancelled upon Mr. Gilanfar's separation from our company.

Potential Payments upon Termination or Change in Control

        Upon the termination of a named executive officer or change in control of the company, a named executive officer may be entitled to payments or the provision of other benefits, depending on the triggering event.

        The potential payments for each named executive officer who is currently employed with our company were determined as part of the negotiation of each of their employment agreements, and the compensation committee believes that the potential payments for the triggering events are in line with current compensation trends. The events that would trigger a current named executive officer's entitlement to payments or other benefits upon termination or a change in control, and the value of the estimated payments and benefits, based on annual base salaries in effect as of January 1, 2012, are described in the following table, assuming a termination date and, where applicable, a change in control date of December 27, 2011, and a stock price of $2.21 per share, which was the closing price of one share of our common stock on such date.

Name and Benefits	Involuntary Termination without Cause, or Voluntary Termination for Good Reason, not upon a Change in Control	Change in Control		Involuntary Termination without Cause, or Voluntary Termination for Good Reason, within 12 months of Change in Control(a)		Voluntary Resignation following Change in Control(a)
Robert J. Doran
Severance	$355,000	$0		$355,000		$0
Acceleration of equity awards	0	1,108,035	(b)	1,108,035	(b)	1,108,035	(b)
COBRA continuation payments	1,033	0		1,033		0

Total	$356,033	$1,108,035		$1,464,068		$1,108,035

Dean S. Oakey
Severance	$300,000	$0		$300,000		$0
Acceleration of equity awards	0	1,108,035	(b)	1,108,035	(b)	1,108,035	(b)
COBRA continuation payments	1,033	0		1,033		0

Total:	$301,033	$1,108,035		$1,409,068		$1,108,035

Steven J. Wagenheim
Severance	$300,000	$0		$300,000		$0
Acceleration of equity awards	35,344	0		35,344		0
COBRA continuation payments	9,858	0		9,858		0

Total:	$345,202	$0		$345,202		$0

James G. Gilbertson
Severance	$225,000	$0		$225,000		$0
Acceleration of equity awards	0	0		18,045		0
COBRA continuation payments	9,858	0		9,858		0

Total:	234,858	$0		$252,903		$0

(a)
Our Amended and Restated Equity Incentive Plan and our Long-Term Incentive Plan provide that, unless otherwise provided by our compensation committee in an award agreement, involuntary termination of any optionee in connection with a change in control will cause the immediate vesting of any unvested stock options then held by the optionee.

(b)
Under CDP's amended and restated limited liability company agreement, Messrs. Doran and Oakey would receive acceleration of their Class B Units in CDP upon a change in control of Granite City, as defined in such agreement. Each of Messrs. Doran and Oakey have a 50 percent interest in such securities. Upon a change in control, the unvested indirect interest of each of Messrs. Doran and Oakey in approximately 501,374 shares of our common stock underlying our Series A Preferred would accelerate.

        Upon an involuntary termination without cause or a voluntary termination for good reason, the affected executive also would be entitled to receive base compensation through the end of the applicable employment agreement term. Because the amount of such base compensation is indeterminable, it is not included in the amounts set forth above. Furthermore, as to Messrs. Wagenheim and Gilbertson, if we elect not to extend the executive's employment beyond October 6, 2012, or beyond the end of any applicable extension, and terminate executive's employment, such termination will be deemed to be a termination without cause for purposes of the severance benefits set forth above and the continuation of base compensation through the end of the applicable term.

Separation Agreement with Former Executive Officer

        Until his resignation from our company on November 29, 2011, we had an employment agreement with Mr. Gilanfar that was substantially similar to our employment agreements with Messrs. Wagenheim and Gilbertson. On December 1, 2011, we entered into a separation agreement with Mr. Gilanfar. In consideration of a release, Mr. Gilanfar received payments aggregating $218,464, a separate bonus payment of $31,172, and payment of the company portion of medical (COBRA)

premiums through December 1, 2012. Pursuant to the separation agreement, Mr. Gilanfar's outstanding options were amended as follows:

Options Amended to Extend Exercisability for Five Years from November 29, 2011:

Original Option Grant Amount	Date Granted	Vested Portion Upon Termination*	Original Expiration Date	New Expiration Date	Exercise Price
12,500	04/02/2009	8,332	04/02/2019	11/29/2016	$1.0752
75,000	08/25/2010	37,500	05/26/2020	11/29/2016	$2.25

*
Remainder cancelled as of November 29, 2011.

Options Amended to Accelerate Vesting from December 28, 2011 to November 29, 2011:

Original Option Grant Amount	Date Granted	Vested Portion Upon Termination	Original Vesting Date	New Vesting Date	Original Expiration Date	New Expiration Date	Exercise Price
34,244	12/28/2010	11,414	12/28/2011	11/29/2011	12/28/2020	2/29/2012	$2.00
16,666	12/28/2010	16,666	12/28/2011	11/29/2011	09/24/2017	2/29/2012	$2.00
4,166	12/28/2010	4,166	12/28/2011	11/29/2011	06/17/2018	2/29/2012	$2.00
4,166	12/28/2010	4,166	12/28/2011	11/29/2011	07/24/2018	2/29/2012	$2.00

All other options held by Mr. Gilanfar were forfeited as of his termination date.

Shareholder Approval of Executive Compensation Proposals

        Although our company is a smaller reporting company, we voluntarily presented both "say-on-pay" and "say-on-frequency" proposals to our shareholders at our 2011 special meeting of shareholders held in May 2011. The non-binding advisory say-on-pay proposal, pursuant to which we sought shareholder approval of the compensation of our named executive officers, was approved by 96.7 percent of those voting on the proposal. Of those voting on the non-binding advisory say-on-frequency proposal, 93.1 percent recommended that we hold a non-binding advisory vote on executive compensation every three years. In light of this result, our board of directors has determined that we will hold a non-binding advisory vote on executive compensation every three years, until the next required shareholder non-binding advisory vote on the frequency of shareholder voting on executive compensation, which, in accordance with applicable law, will occur no later than our annual meeting of shareholders to be held in 2014, unless our board otherwise determines that a different frequency of non-binding advisory votes on executive compensation is in the best interests of our shareholders.

Non-Employee Director Compensation

Standard Compensation Arrangements

        Our compensation committee periodically reviews and makes recommendations to our board of directors regarding the components and amount of non-employee director compensation. Directors who are employees of our company receive no fees for their service as director.

        In June 2011, our board of directors, based upon the recommendation of the compensation committee, approved the following standard compensation arrangements for our non-employee directors, our Chairman of the Board and our committee chairpersons:

  Annual Retainer for Non-Employee Directors and Chairman of the Board

  •
  Each non-employee director receives an annual retainer in the amount of $15,000, payable in equal quarterly installments.

  •
  Upon initially joining the board, each non-employee director receives a stock option to purchase common stock valued at $10,000 at an exercise price equal to the per share fair market value on the date of grant, which award is reduced and pro-rated on the basis of a 360-day year if such director is elected to the board at a time other than May 10th, and, on May 10th of each year, each non-employee director then serving on the board receives a stock option to purchase common stock valued at $10,000 at an exercise price equal to the per share fair market value on the date of grant. Initial and annual awards are subject to the following additional terms: (a) the option vests on the first anniversary of the date of grant, provided that the award recipient is then serving as a director, and (b) the option has a term of ten years. Pursuant to this policy, each non-employee director was awarded a stock option for the purchase of 3,000 shares of common stock for their service in 2011.

  •
  In addition to the foregoing annual retainer and stock option, the Chairman of the Board, if he or she is a non-employee director, receives a $15,000 annual retainer for service as chairperson, payable in quarterly installments.

  Compensation of Committee Members

  •
  The chairperson of the audit committee receives a $10,000 annual retainer, payable in quarterly installments.

  •
  The chairperson of the corporate governance and nominating committee receives a $5,000 annual retainer, payable in quarterly installments.

  •
  The chairperson of the compensation committee receives a $10,000 annual retainer, payable in quarterly installments.

        Prior to these June 2011 modifications, our non-employee directors received an annual retainer of $10,000, paid in quarterly installments, and $500 per meeting for attending board meetings, committee meetings and the annual meeting of shareholders. The chairpersons of our audit committee and compensation committee each received an additional annual retainer of $5,000. The chairperson of our corporate governance and nominating committee received an additional annual retainer of $2,500. In addition, each non-employee director also received automatic awards of stock options for the purchase of 5,000 shares of common stock per year on the anniversary of his election to the board. Such awards, which became exercisable in full on the first anniversary of the date of grant, had a ten-year term. Although such practice has been discontinued pursuant to the board actions taken in June 2011, the board further determined that the stock options that would have been awarded to Milton D. Avery, one of our former directors, and Joel C. Longtin, one of our current directors, in 2011 pursuant to this particular compensation arrangement should still be made and such awards were made in June 2011 and October 2011, respectively.

Equity For Departing Directors

        In March 2011, our board of directors resolved to provide certain cash and non-cash, stock-based compensation to its members who remained on the board following the closing of the CDP transaction, and those who resigned from the board concurrent with such closing. These awards were in consideration of their service to the company in connection with the CDP and related transactions.

        Mr. Longtin, then chairman of our board, received $40,000 for his role as lead director in negotiating the transactions, and each of our other then independent directors (Messrs. Avery, Gramm and Timpe) received $7,500 for his service in reviewing and approving the transactions.

        In addition, our board of directors determined to provide non-cash, stock-based compensation to resigning members to compensate them for the forfeitures of stock options or ordinary course awards they would otherwise experience due to their resignations in connection with the transactions, and to continuing members for their service in connection with negotiating, reviewing and approving the transactions.

        The following summarizes actions taken by our board:

  •
  modified certain outstanding options to purchase 5,000 shares of our common stock held by each of Messrs. Dunham and Timpe, two then non-employee directors whose annual option awards would not otherwise vest, to provide that such options vested upon their departure from our board, and that such options may be exercised for five years after departure from our board;

  •
  granted ten-year options to purchase 5,000 shares of our common stock to certain of our then resigning non-employee directors (Messrs. Dunham, Gramm and Hey), in place of the non-employee director options that would have otherwise been awarded to them during 2011 in the ordinary course, which options immediately vested and are exercisable for five years after departure from our board;

  •
  granted a ten-year option to purchase 25,000 shares of our common stock to Mr. Longtin, our chairman of the board, for his service as lead director in negotiating the transactions, vested immediately and exercisable through the earlier to occur of five years after his departure from the board or the tenth anniversary of the date of grant; and

  •
  granted a ten-year option to purchase 12,500 shares of our common stock to each of our then other independent directors (Messrs. Avery, Gramm and Timpe) for his service in reviewing and approving the transactions, vested immediately and exercisable through the earlier to occur of five years after his departure from the board or the tenth anniversary of the date of grant.

Director Compensation Table

        Compensation of our non-employee directors during fiscal year 2011 appears in the following table. Because Messrs. Doran and Wagenheim also served as executive officers in fiscal year 2011, their compensation, including information regarding their unexercised stock options, is instead presented in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)	All Other Compensation ($)	Total ($)
Milton D. Avery(b)	$23,878	$62,286	$0	$86,164
Fouad Z. Bashour	$19,121	$9,379	$0	$28,500
Donald A. Dunham, Jr.(c)	$5,654	$12,048	$0	$17,702
Brian K. Gramm(c)	$19,981	$50,665	$0	$70,646
Charles J. Hey(d)	$9,404	$12,048	$0	$21,452
Joel C. Longtin	$64,588	$95,773	$0	$160,361
Louis M. Mucci	$19,121	$9,379	$0	$28,500
Michael S. Rawlings	$9,560	$9,379	$0	$18,939
Michael H. Staenberg	$9,560	$9,379	$0	$18,939
David A. Timpe(c)	$19,981	$56,032	$0	$76,013

(a)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 27, 2011. The company used a 0 percent forfeiture rate assumption in fiscal year 2011.

(b)
Mr. Avery ceased serving as a director in October 2011.

(c)
Messrs. Dunham, Gramm and Timpe ceased serving as directors in May 2011.

(d)
Mr. Hey, who ceased serving as a director in May 2011, was re-elected to our board in October 2011.

        Those who served as non-employee directors during fiscal year 2011 held the following unexercised options at fiscal year-end 2011. Unless otherwise noted below, each such option is exercisable in full on the first anniversary of the date of grant.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Milton D. Avery	12,500		0	3.49	10/18/2012	(a)
Fouad Z. Bashour	0		3,000	3.55	06/14/2021
Donald A. Dunham, Jr.	5,000	(b)	0	1.82	05/10/2016	(c)
	5,000	(b)	0	3.3501	05/10/2016	(c)
Brian K. Gramm	12,500		0	3.49	05/10/2016	(c)
	5,000	(b)	0	3.3501	05/10/2016	(c)
Charles J. Hey	5,000	(d)	0	3.3501	05/10/2016	(e)
Joel C. Longtin	5,000		0	1.82	10/05/2020
	25,000		0	3.49	03/17/2021
	0		3,000	3.55	06/14/2021
	0		5,000	2.10	10/05/2021
Louis M. Mucci	0		5,000	3.55	06/14/2021
Michael S. Rawlings	0		5,000	3.55	06/14/2021
Michael H. Staenberg	0		5,000	3.55	06/14/2021
David A. Timpe	12,500		0	3.49	05/10/2012	(a)

(a)
This option expires 12 months after such former director's departure from our board.

(b)
This option became exercisable in full upon such former director's departure from our board.

(c)
This option expires five years after such former director's departure from our board.

(d)
This option became exercisable in full upon Mr. Hey's May 2011 departure from our board. Mr. Hey rejoined our board in October 2011.

(e)
This option expires five years after Mr. Hey's May 2011 departure from our board. As noted above, Mr. Hey rejoined our board in October 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership

        The following table sets forth certain information known to us regarding beneficial ownership of our voting securities as of April 13, 2012, by (1) each person who is known to us to own beneficially more than five percent of any class of our voting securities, (2) each director, (3) each executive officer named in the summary compensation table above, and (4) all current directors and executive officers as a group. The percentage of beneficial ownership is based on 4,831,662 shares of common stock and 3,000,000 shares of Series A Preferred outstanding as of April 13, 2012. As indicated in the footnotes, shares issuable pursuant to derivative securities are deemed outstanding for computing the percentage of the person holding such derivative securities but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted below or pursuant to applicable community property laws, each person identified below has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security. Except as otherwise noted below, we know of no agreements among our shareholders that relate to voting or investment power with respect to our voting securities. Unless otherwise indicated, the address for each listed shareholder is c/o Granite City Food & Brewery Ltd., 701 Xenia Avenue South, Suite 120, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner(a)	Amount and Nature of Beneficial Ownership(a)		Percentage of Class(a)
Common Stock
Concept Development Partners LLC	7,805,964	(b)	72.1%
Fouad Z. Bashour	0	(c)	0%
Robert J. Doran	0	(c)	0%
Michael S. Rawlings	0	(c)	0%
Charles J. Hey	1,692,687	(d)	34.8%
DHW Leasing, L.L.C.	1,666,666	(e)	34.5%
Steven J. Wagenheim	262,433	(f)	5.3%
James G. Gilbertson	116,830	(g)	2.4%
Joel C. Longtin	52,899	(h)	1.1%
Darius H. Gilanfar(i)	37,580	(j)	*
Louis M. Mucci	0		0%
Dean S. Oakey	0	(c)	0%
Michael H. Staenberg	0		0%
All current directors and executive officers as a group (11 persons)	2,141,787	(k)	41.3%
Series A Convertible Preferred Stock
Concept Development Partners LLC	3,000,000	(l)	100%
Fouad Z. Bashour	0	(m)	0%
Robert J. Doran	0	(m)	0%
Michael S. Rawlings	0	(m)	0%
Charles J. Hey	0		0%
Steven J. Wagenheim	0		0%
James G. Gilbertson	0		0%
Darius H. Gilanfar(i)	0		0%
Joel C. Longtin	0		0%
Louis M. Mucci	0		0%
Dean S. Oakey	0	(m)	0%
Michael H. Staenberg	0		0%
All current directors and executive officers as a group (11 persons)	0	(n)	0%

*
Represents less than one percent.

(a)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of April 13, 2012.

(b)
As set forth in the Schedule 13D filed on April 13, 2012 by Concept Development Partners LLC, a Delaware limited liability company ("CDP"), CIC Partners Firm LP, a Delaware limited partnership ("CIC Partners"), CIC II LP, a Delaware limited partnership ("CIC Fund II"), CIC II GP LLC, a Delaware limited liability company ("CIC II GP"), CDP-ME Holdings, LLC, a Delaware limited liability company ("CDP-ME"), and CDP Management Partners, LLC, a Delaware limited liability company ("CDP Management") (collectively, the "Reporting Persons"). CDP is a limited liability company organized under the laws of the State of Delaware and is primarily in the business of investing in the restaurant industry. CDP's board of directors consists of Fouad Z. Bashour, Michael S. Rawlings, Dean S. Oakey and Robert J. Doran. CDP is minority owned by CDP-ME and CDP Management. Both CDP-ME and CDP Management are investment companies jointly owned and managed by Messrs. Oakey and Doran. The present principal occupation of Mr. Oakey is Chief Concept Officer of Granite City, and the present principal occupation of Mr. Doran is Chief Executive Officer of Granite City. Each of CDP, CDP-ME and CDP Management has a principal place of business at 5724 Calpine Drive, Malibu, California 90265. CDP is majority owned by CIC CDP LLC, a Delaware limited liability company ("CIC CDP LLC"), which is itself a wholly-owned subsidiary of CIC Fund II. CIC Fund II is an investment fund managed by its general partner, CIC II GP, and ultimately owned and controlled by CIC Partners, a mid-market private equity firm headquartered in Dallas, Texas. The principal business of CIC CDP LLC is the investment in Granite City's Series A Preferred. The principal business of CIC Fund II is to be an investment fund in CIC Partners, and the principal business of CIC II GP is to act as the general partner of CIC Fund II. CIC Partners is jointly owned and managed by Marshall Payne, Drew Johnson, Michael S. Rawlings, Fouad Z. Bashour and James C. Smith. The present principal occupation of Messrs. Payne, Johnson, Rawlings, Bashour and Smith is serving as a director of CIC Partners, and together with CIC Partners, CIC Fund II and CIC II GP, each have a principal place of business at 500 Crescent Court, Suite 250, Dallas, Texas 75201. Messrs. Payne, Johnson, Rawlings, Bashour, Oakey and Doran, as well as CIC Partners, CIC Fund II, CIC II GP, CDP-ME and CDP Management disclaim beneficial ownership of such securities. Represents beneficial ownership of 7,805,964 shares of common stock, including 6,000,000 shares of common stock issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 139,298 shares of common stock issued as dividends on the Series A Preferred, and 1,666,666 shares of common stock over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW Leasing, L.L.C. ("DHW"), dated May 10, 2011. The Reporting Persons have shared voting power over all of the reported shares and shared dispositive power over 6,139,298 shares of common stock. Prior to conversion, the holder of our Series A Preferred has 0.77922 votes per preferred share and votes with the holders of our common stock as a single class, except on matters adversely affecting the holder of our Series A Preferred as a class.

(c)
The number of shares of common stock reported herein as beneficially owned by Messrs. Bashour, Doran, Oakey and Rawlings excludes the 7,805,964 shares of common stock beneficially owned by CDP. Messrs. Bashour, Doran, Oakey and Rawlings disclaim beneficial ownership of such securities. Messrs. Bashour, Doran, Oakey and Rawlings, together with another individual, are managers of CDP. Since a majority of managers of CDP is required to vote or dispose of any shares of our stock, none of such individuals is deemed a beneficial owner of the common stock beneficially owned by CDP.

(d)
Includes 5,000 shares of common stock purchasable by Mr. Hey upon the exercise of an option and 21,021 shares of common stock purchasable by Mr. Hey upon the exercise of a warrant. Because Mr. Hey may be deemed to be an indirect beneficial owner of the shares of common stock held by DHW, the number of shares of common stock reported herein as beneficially owned by Mr. Hey also includes the 1,666,666 shares of common stock beneficially owned by DHW.

(e)
DHW retains the right to dispose of such shares of common stock; however, it has granted an irrevocable proxy to vote such shares of common stock to CDP. DHW's address is 230 S. Phillips Avenue, Suite 202, Sioux Falls, SD 57104.

(f)
Includes 163,734 shares of common stock purchasable by Mr. Wagenheim upon the exercise of options. Because Mr. Wagenheim may be deemed to be an indirect beneficial owner of the securities held by Brewing Ventures LLC, the number of shares of common stock reported herein as beneficially owned by Mr. Wagenheim also includes 83,125 shares of common stock beneficially owned by Brewing Ventures LLC.

(g)
Includes 109,330 shares of common stock purchasable by Mr. Gilbertson upon the exercise of options.

(h)
Includes 30,000 shares of common stock purchasable by Mr. Longtin upon the exercise of options, 838 shares of common stock purchasable by Mr. Longtin upon the exercise of a warrant, and 2,436 shares of common stock held by Mr. Longtin's spouse's IRA. Because Mr. Longtin may be deemed to be an indirect beneficial owner of the securities held by JNB Ventures LP, the number of shares of common stock reported herein as beneficially owned by Mr. Longtin also includes 2,092 shares of common stock purchasable by JNB Ventures LP upon the exercise of a warrant.

(i)
Mr. Gilanfar resigned from his position as Chief Operating Officer of our company in November 2011.

(j)
Includes 37,500 shares of common stock purchasable by Mr. Gilanfar upon the exercise of options.

(k)
Includes 324,586 shares of common stock purchasable upon the exercise of options and 23,951 shares of common stock purchasable upon the exercise of warrants (including 2,092 shares of common stock purchasable by JNB Ventures LP). Also includes shares of common stock beneficially owned by Brewing Ventures LLC and Mr. Longtin's spouse's IRA. Excludes shares of common stock beneficially owned by CDP.

(l)
CDP's address is 5724 Calpine Drive, Malibu, CA 90265.

(m)
The number of shares of Series A Preferred reported herein as beneficially owned by Messrs. Bashour, Doran, Oakey and Rawlings excludes the 3,000,000 shares of Series A Preferred held by CDP. Messrs. Bashour, Doran, Oakey and Rawlings disclaim beneficial ownership of such securities. Messrs. Bashour, Doran, Oakey and Rawlings, together with another individual, are managers of CDP. Since a majority of managers of CDP is required to vote or dispose of any shares of our stock, none of such individuals is deemed a beneficial owner of the Series A Preferred held by CDP.

(n)
Excludes shares of Series A Preferred held by CDP.

Equity Compensation Plan Information

        The following table provides information as of the end of fiscal year 2011 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,113,445		$2.28	534,705	(1)
Equity compensation plans not approved by security holders	260,481	(2)	$2.01	0

Total	1,373,926		$2.23	534,705

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Transactions with Related Persons

        Our audit committee is responsible for reviewing any proposed transaction with a related person. In April 2007, our board of directors adopted a written policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. This policy states that the audit committee is responsible for reviewing and approving or disapproving all interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) our company will be a participant, and (c) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of any class of our voting securities, or an immediate family member of the foregoing. The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers, and the compensation paid to directors.

        The related-party transactions described below were approved by our board of directors and audit committee in accordance with our policy for the review and approval of related person transactions. All future related-party transactions will be reviewed and approved or disapproved by our board of directors and audit committee in accordance with the foregoing policy.

Relationship and Transactions with DHW

Overview

        From October 2009 until May 2011, DHW, an entity controlled by Donald A. Dunham, Jr. and Charles J. Hey, beneficially owned approximately 64% of our common stock. DHW had historically been our primary source of financing for furniture, fixtures and equipment. DHW acquired such shares pursuant to an October 2009 debt conversion transaction in which the approximately $15 million of outstanding balances on equipment leases was converted into equity in our company. In May 2011, we repurchased 3,000,000 shares of common stock from DHW for $7.05 million pursuant to a stock repurchase agreement. Following such repurchase, DHW beneficially owned 1,666,666 shares, or approximately 35.8%, of our common stock. CDP has voting power over such shares pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, dated May 10, 2011.

        Mr. Dunham, one of two principals of DHW, managing member of Dunham Capital Management, L.L.C. ("DCM") and 70% owner of Dunham Equity Management, L.L.C. ("DEM"), became one of our directors in October 2009 and served on our board until May 2011. Mr. Hey, the other principal of DHW, became one of our directors in June 2010 and served on our board until May 2011. Mr. Hey was re-elected to our board in October 2011. DHW, DCM and DEM are collectively referred to herein as the "Dunham Entities."

Real Estate Interests

        DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to our company. Mr. Dunham, as an individual, also owns a limited partnership interest in two of the limited partnerships that own real estate leased to our company. Mr. Hey, as an individual, also owns a limited partnership interest in five of the limited partnerships that lease real estate to our company. In particular, as of April 13, 2012, Messrs. Dunham and Hey held interests, directly and indirectly, in the leases of 12 of our restaurants, as follows:

	Location/Address	Owner/Landlord Name	General Partner	Dunham Percentage	Hey Percentage	Annual Rent
1	Granite City—Lincoln, NE	GC Lincoln LP	DEM	10%	13.5%	$105,200	(1)
	6150 "O" Street, Lincoln, NE
2	Granite City—Wichita, KS	GC Wichita LP	DCM	26.86%	0%	$226,800
	2244 N. Webb Road, Wichita, KS
3	Granite City—Zona Rosa, MO	GC Holdings LP	DEM	24.89%	6.26%	$298,200
	8461 Prairie View Road, Kansas City, MO
4	Granite City—Olathe, KS	GC Olathe LP	DEM	17.61%	9.69%	$290,400
	15085 W. 119th Street, Olathe, KS
5	Granite City—Omaha, NE	GC Omaha LP	DEM	40%	7.5%	$190,000	(1)
	1001 N. 102nd Street, Omaha, NE
6	Granite City—Rosedale, MN	GC Rosedale, L.L.C.	Single member LLC(2)	100%	0%	$100,175	(1)
	10 Rosedale Center, Roseville, MN

	Location/Address	Owner/Landlord Name	General Partner	Dunham Percentage	Hey Percentage	Annual Rent
7	Granite City—Creve Coeur, MO	DCM	Single member LLC	100%	0%	$155,859	(1)
	11411 Olive Street Rd., St. Louis, MO
8	Granite City—Fort Wayne, IN	DCM	Single member LLC	100%	0%	$169,779	(1)
	3809 Coldwater Road, Fort Wayne, IN
9	Granite City—West Towne	DCM	Single member LLC	100%	0%	$63,180	(1)
	66 West Towne Mall, Madison, WI
10	Granite City—Maumee, OH	DCM	Single member LLC	100%	0%	$169,670	(1)
	2300 Village Drive West, #130, Maumee, OH
11	Granite City—Cherryvale—	DCM	Single member LLC	100%	0%	$164,675	(1)
	Rockford, IL
	7140 Harrison Ave, Rockford, IL
12	Granite City—East Peoria, IL	GC Peoria, L.L.C.	N/A	(3)	(3)	$468,300
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

        In August 2010, we reached an agreement with DCM, the landlord at our South Bend, Indiana and Indianapolis, Indiana restaurant locations, and its lender, First Midwest Bank, or First Midwest, to acquire ownership of improvements leased by DCM to our company at these leased locations. The total amount of DCM debt on these improvements approximated $1.8 million. We agreed to acquire ownership of such improvements by assuming $1.35 million of DCM's debt to First Midwest, paying $429,000 of DCM's remaining obligation to First Midwest, assuming DCM's obligations under the ground leases for those locations and indemnifying DCM for losses relating to the ground leases after the date of our assumption of the ground leases. The total purchase price we will pay is based upon a 20-year amortization, with a balloon payment due January 1, 2018. This debt requires the payment of interest at 5% per year until July 1, 2015, at which time the interest rate adjusts to the then market rate, but not to exceed 7% per year. During fiscal year 2011, the largest aggregate amount of principal outstanding on our debt due First Midwest was $1,330,087, and we paid $37,952 towards principal and $65,737 towards interest. As of April 13, 2012, the amount of principal outstanding due First Midwest was $1,277,888. Our rent expense under this agreement includes $2,831 per month which we pay to First Midwest on behalf of DCM.

        In December 2010, we entered into an agreement with General Growth Properties and DCM to terminate the ground lease for the Rogers, Arkansas location. As part of the transaction, we agreed to make the termination payment to General Growth Properties on behalf of DCM, in the amount of $400,000. This debt requires the payment of interest and principal through August 1, 2015, at which time such debt is scheduled to be paid in full. In connection with the termination of the ground lease we also indemnified DCM for losses relating to the ground lease termination and the note evidencing the termination payment. In addition, we terminated the lease from DCM to our company and in return we agreed to pay DCM $1,005,158. This debt requires the payment of interest and principal through August 1, 2030, at which time such debt is scheduled to be paid in full. During fiscal year 2011, the largest aggregate amount of principal outstanding on our debt due DCM was $1,005,158, and we paid $23,532 towards principal and $37,218 towards interest, within an interest rate of 5%. As of April 13, 2012, the amount of principal outstanding due DCM under this agreement was $970,877. During fiscal year 2011, the largest aggregate amount of principal outstanding on our debt due General Growth Properties was $400,000, and we paid $81,487 towards principal and $23,584 towards interest, with an interest rate of 6%. As of April 13, 2012, the amount of principal outstanding due General Growth Properties was $292,325.

        In May 2011, we completed the purchase of an approximately two-acre site in Troy, Michigan, together with all plans, permits and related assets associated with the property, from DCM for approximately $2.6 million. Pursuant to the February 2011 real estate purchase agreement, we agreed to pay for the closing costs of the real estate transaction and to accept the property in "As Is" condition. The Troy, Michigan property was acquired by DCM on August 1, 2008 for $2.0 million for the purpose of constructing a Granite City restaurant to be leased to us. As a result of the economic challenges faced by the restaurant industry and our profit margins, we originally declined to proceed with such development and entered into an agreement with DCM to reimburse it for its carrying costs of such real estate. From August 1, 2008 to August 31, 2010, we paid an aggregate of $106,972 to DCM in reimbursement of DCM's interest expense and taxes paid with respect to such site.

        Effective June 1, 2011, DCM and GC Rosedale, L.L.C. granted us (i) a five-year option to acquire fee title to improvements on the leased premises for restaurants leased to us in Fort Wayne, Indiana; Creve Coeur, Missouri; Madison, Wisconsin; Roseville, Minnesota; Rockford, Illinois; and Maumee, Ohio, and (ii) the right to assume the ground leases on such properties by paying off the respective debt owed on the properties at the time as amortized to the date of exercise. DCM and GC Rosedale, L.L.C. agreed to reduce the debt owed to their lenders, which are secured by such properties, in accordance with the amortization schedule then in effect and agreed that they will not create additional debt against the properties through the end of the five-year option period. After our company assumes one or more of such ground leases, any maintenance or other capital expenditures required to be made on such properties would be made by us in accordance with the provisions of existing land leases for those properties. If upon exercise of one or more of our options to acquire title to the improvements and assume the related ground lease, a full release of DCM's or GC Rosedale, L.L.C.'s obligations, as applicable, under the applicable ground lease cannot be achieved, we have agreed to indemnify DCM or GC Rosedale, L.L.C., as applicable, against any obligation which has not been released.

Rent and Cash Flow Reductions

        Effective June 1, 2011, DCM entered into lease amendments with our company pursuant to which DCM agreed to reduce fixed rents on six leases by an aggregate of $300,000 per year. The leases are for restaurants leased to us in Fort Wayne, Indiana; Creve Coeur, Missouri; Madison, Wisconsin; Roseville, Minnesota; Rockford, Illinois; and Maumee, Ohio. DCM and GC Rosedale, L.L.C. also agreed that there would be no additional common area or management charges due on the properties unless they are flow-through payments required under the respective land leases. DCM and GC Rosedale, L.L.C. further agreed that to the extent DHW sells additional shares of our common stock or otherwise reduces its loans to banks (the "DHW Loans") following the May 2011 stock repurchase transaction described below, the aggregate of rents due on the above-specified leases will be decreased ratably by $0.0425 for every dollar of proceeds from DHW's sales of common stock owned by DHW or, without duplication, for each dollar of principal amount that the DHW Loans are decreased. The aggregate amount of such additional reductions resulting from such stock sales may not exceed $297,500 per year.

Stock Repurchase

        In February 2011, we entered into a stock repurchase agreement with DHW and its affiliates, including Messrs. Dunham and Hey, DCM and CDP, pursuant to which we repurchased 3,000,000 shares of our issued and outstanding common stock from DHW for $7.05 million in May 2011. The purchase price, before attributing any value to lease restructuring, options and other considerations, represents $2.35 per share. DHW acquired such shares in October 2009 at an approximate cost of $3.24 per share. The funds for the stock repurchase were provided by our sale of 3,000,000 shares of Series A Preferred to CDP for $9.0 million and a draw from the credit facility we established with Fifth Third Bank.

        DHW has granted us a right of first refusal to purchase any additional shares which DHW may determine to sell prior to the later of May 2016, or the date on which DHW has repaid in full its current obligations to its banks. Under the right of first refusal, DHW is obligated to give us written notice of such intent and we must exercise our right to purchase such shares within seven business days following a receipt of such notice, on the same terms. The purchase price for shares to be purchased in a non-public transaction will be the per share price set forth in DHW's written notice, which will be a bona fide arms-length price with a third party or, if DHW proposes to sell such shares in the public market, the purchase price will be the closing price of our common stock on the date of the notice. If we do not elect to purchase all of the common stock contained in DHW's offer notice, CDP shall have the right to purchase all or the remainder of the common stock on the terms set forth in DHW's notice.

        The stock repurchase agreement contains, or refers to, additional agreements pursuant to which (1) DHW obtained the right to appoint three observers to our board of directors, (2) we paid the reasonable legal fees of DHW's counsel in the stock repurchase transaction, including the legal and appraisal fees of DHW's banks, not to exceed $100,000 in the aggregate, (3) we amended the debt conversion agreement to provide that DHW may not sell or dispose of our shares until December 31, 2015, except as set forth in the stock repurchase agreement, (4) we terminated DHW's right to participate in future issuances of new shares, and (5) we amended our registration rights agreement with DHW to provide that DHW's registration rights were temporarily suspended.

Relationship and Transactions with Harmony

        In March 2009, we entered into a bridge loan agreement with a group of accredited investors pursuant to which we received $800,000 of partially convertible debt financing. The lead investors in the transaction were Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony"). Prior to our entry into the bridge loan agreement and prior to becoming a member of our board of directors, Joel C. Longtin, one of our directors, purchased a 1% interest in Harmony Equity Income Fund, L.L.C. and a 1.6% interest in Harmony Equity Income Fund II, L.L.C. Mr. Longtin also is an officer in the Harmony funds. In March 2011, we entered into an amendment to our bridge loan agreement that gave Harmony the right to convert the entire principal balance and accrued interest on such notes into our common stock at a conversion price of $3.00 per share. As consideration for this amendment, Harmony agreed temporarily to defer all payments of principal and interest on the notes. In May 2011, we issued 106,892 shares of common stock to each of the Harmony funds upon the conversion into equity in full of these promissory notes, which at the time aggregated $641,353 in principal and accrued interest.

Real Estate Interests of Other Directors

        Joel C. Longtin, one of our directors, holds a 4.17% limited partnership interest in the GC Holdings Limited Partnership, the partnership which holds the lease of our Zona Rosa, Kansas restaurant.

Consulting Services

        Darius H. Gilanfar, who served as our Chief Operating Officer until November 2011, is married to Heidi Martin Gilanfar, who served as a human resources/marketing consultant to our company through August 2011. We paid Ms. Gilanfar $86,500, $142,500 and $140,800 for such services in 2011, 2010 and 2009, respectively.

Personal Guaranties

        Our board of directors agreed to compensate Steven J. Wagenheim, our president, founder and one of our directors, for his personal guaranties of equipment loans entered into in August 2003, January 2004 and August 2006. The amount of annual compensation for each of these guarantees was 3% of the balance of the obligation and was calculated and accrued based on the weighted average daily balance of the obligation at the end of each monthly accounting period. As of May 10, 2011, each of such loans had been paid in full and no additional compensation expense related to such loans will accrue. During fiscal years 2011 and 2010, we recorded $6,495 and $31,509 of such compensation in general and administrative expense, respectively, and paid $21,291 and $113,163 of such compensation, respectively.

Director Independence

        Our board is comprised of a majority of "independent" directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. In this regard, our board has affirmatively determined that Messrs. Bashour, Longtin, Mucci, Rawlings and Staenberg are independent directors under that rule. Our board determined that the indirect pecuniary interests of Messrs. Bashour and Rawlings in CDP, our controlling shareholder, and Mr. Longtin's membership and beneficial interest in Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C., did not prevent it from reaching a determination that Messrs. Bashour, Rawlings and Longtin are independent. Mr. Hey, co-owner of DHW; Mr. Doran, our Chief Executive Officer; and Mr. Wagenheim, our President and Founder, are not independent directors. Milton D. Avery, who served on our board during 2011, was an independent director.

        Our board of directors has an audit committee, a compensation committee, a corporate governance and nominating committee, and an executive committee. With the exception of the executive committee, each committee consists solely of members who are independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the SEC and the IRS, respectively.

Item 14.    Principal Accountant Fees and Services.

Audit and Non-Audit Fees

        The following table presents fees for audit and other services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. for fiscal years 2011 and 2010.

	Year Ended
	December 27, 2011	December 28, 2010
Audit fees(a)	$129,545	$110,965
Audit-related fees(b)	23,065	12,400
Tax fees(c)	26,320	24,425

Total Fees	$178,930	$147,790

(a)
Audit fees consist of fees for the audit of our company's financial statements and review of financial statements included in our company's quarterly reports. Audit fees for 2011 also included assistance with our Form S-8 and other regulatory filings.

(b)
Audit-related fees include the audit of our company's 401(k) plan and accounting and reporting consultation regarding proposed transactions and acquisitions.

(c)
Tax fees consist of fees for the preparation of federal and state income tax returns. Tax fees for 2011 also included consultation regarding proposed transactions and acquisitions.

        Our audit committee reviewed the audit and non-audit services rendered by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. during fiscal year 2011 and concluded that such services were compatible with maintaining the auditor's independence.

Pre-Approval Policies and Procedures

        All services provided by our independent registered public accounting firm, Schechter, Dokken, Kanter, Andrews & Selcer, Ltd., are subject to pre-approval by our audit committee. The audit committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full audit committee meeting. Any interim approval given by an audit committee member must be reported to the audit committee no later than its next scheduled meeting. Before granting any approval, the audit committee (or a committee member, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The audit committee pre-approved all services provided by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. in our last fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(3)  Exhibits.

        The exhibits filed as part of the Annual Report on Form 10-K, as amended, are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated by reference to this Item 15.

(b)   Exhibits.

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2012.

GRANITE CITY FOOD & BREWERY LTD.
By:	/s/ ROBERT J. DORAN Robert J. Doran Chief Executive Officer and Director (Principal Executive Officer)

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT J. DORAN Robert J. Doran	Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2012
/s/ JAMES G. GILBERTSON James G. Gilbertson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 24, 2012
* Fouad Z. Bashour	Chairman
* Charles J. Hey	Director
* Joel C. Longtin	Director
* Louis M. Mucci	Director
* Michael S. Rawlings	Director

Signature		Title	Date

* Michael H. Staenberg		Director
* Steven J. Wagenheim		President, Founder and Director
*By	/s/ JAMES G. GILBERTSON James G. Gilbertson Attorney-in-Fact		April 24, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, including Certificate of Designation for Series A Preferred Stock (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 10, 2011 (File No. 000-29643)).

3.2	Amended and Restated By-laws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

10.1	Granite City Food & Brewery Ltd. 1997 Director Stock Option Plan, as amended effective November 27, 2007 (incorporated by reference to our Annual Report on Form 10-K, filed on March 10, 2008 (File No. 000-29643)).

10.2	Granite City Food & Brewery Ltd. Amended and Restated Equity Incentive Plan, effective June 17, 2010 (incorporated by reference to our Definitive Proxy Statement filed on July 21, 2010 (File No. 000-29643)).

10.3	Form of Non-Qualified Stock Option Agreement between the Registrant and certain employees of the Registrant, dated December 27, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 28, 2003 (File No. 000-29643)).

10.4	Form of Stock Option Agreement under the Registrant's 1997 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.5	Form of Employee Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.6	Form of Incentive Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.7	Form of Director Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed on March 10, 2008 (File No. 000-29643)).

10.8	Form of Director Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 11, 2011)).

10.9	Executive Employment Agreement by and between the Registrant and Robert Doran, dated May 11, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

10.10	Executive Employment Agreement by and between the Registrant and Dean Oakey, dated May 11, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

Exhibit Number	Description
10.11	Amended and Restated Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated May 10, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

10.12	Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated November 29, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on November 29, 2007 (File No. 000-29643)).

10.13	Amendment No. 1 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated December 29, 2009 (incorporated by reference to our Annual Report on Form 10-K, filed on March 19, 2009 (File No. 000-29643)).

10.14	Amendment No. 2 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).

10.15	Amendment No. 3 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated June 17, 2010 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 10, 2010 (File No. 000-29643)).

10.16	Amended and Restated Employment and Severance Agreement by and between the Company and Darius H. Gilanfar, dated August 9, 2010 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 10, 2010 (File No. 000-29643)).

10.17	Separation from Employment Letter to Darius Gilanfar, dated November 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on December 2, 2011 (File No. 000-29643)).

10.18	Lease—Business Property Agreement between the Registrant and Ellsworth Development Corp., dated December 13, 2004 (incorporated by reference to our Current Report on Form 8-K, filed on December 14, 2004 (File No. 000-29643)).

10.19	Registration Rights Agreement by and between the Registrant and DHW Leasing, L.L.C., dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.20	Master Amendment to Leases by and among GC Omaha Limited Partnership, Dunham Capital Management, L.L.C., GC Rosedale, L.L.C., GC Lincoln Limited Partnership, GC Olathe Limited Partnership, GC Eagan Limited Partnership, GC Cedar Rapids/Davenport Limited Partnership, GC Des Moines Limited Partnership, GC Holdings Limited Partnership, GC Wichita Limited Partnership, and the Registrant, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K filed on October 6, 2009 (File No. 000-29643)).

10.21	Loan Agreement by and between the Registrant, First Midwest Bank, Dunham Capital Management, L.L.C., and Donald Dunham, Jr., dated August 31, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 9, 2010 (File No. 000-29643)).

10.22	Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated February 8, 2011(incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).

10.23	Waiver and First Amendment to Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated March 17, 2011(incorporated by reference to our Current Report on Form 8-K filed on March 21, 2011 (File No. 000-29643)).

Exhibit Number	Description
10.24	Second Amendment to Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated April 5, 2011(incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011 (File No. 000-29643)).

10.25	Stock Repurchase Agreement by and between DHW Leasing, L.L.C, Donald A. Dunham, Jr., Christine Dunham, Charles T. Hey, Dunham Capital Management, L.L.C., Concept Development Partners LLC and the Registrant, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).

10.26	Amendment No. 1 to Stock Repurchase Agreement by and between DHW Leasing, L.L.C, Donald A. Dunham, Jr., Christine Dunham, Charles T. Hey, Dunham Capital Management, L.L.C., Concept Development Partners LLC and the Registrant, dated April 5, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2011 (File No. 000-29643)).

10.27	Voting Agreement and Irrevocable Proxy between DHW Leasing, LLC, Concept Development Partners LLC, and certain shareholders listed on Schedule A thereto, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).

10.28	Lease Restructuring and Option Agreement by and between Dunham Capital Management, L.L.C., GC Rosedale, L.L.C and the Registrant, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2011 (File No. 000-29643)).

10.29	Troy, Michigan Purchase Agreement by and between Dunham Capital Management, L.L.C. and the Registrant, dated February 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2011 (File No. 000-29643)).

10.30	Credit Agreement by and among the Registrant and Fifth Third Bank, dated May 10, 2011, including forms of Term Note and Line of Credit Note (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011 (File No. 000-29643)).

10.31	Guaranty, Pledge and Security Agreement among the Registrant and Fifth Third Bank, dated May 10, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 16, 2011 (File No. 000-29643)).

10.32	First Amendment to Credit Agreement among the Registrant and Fifth Third Bank, dated December 16, 2011, (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011 (File No. 000-29643)).

10.33	Amended and Substitute Line of Credit Note, dated December 16, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2011 (File No. 000-29643)).

10.34	Waiver and Second Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.35	Delayed Draw Term Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.36	Amended and Substitute Line of Credit Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

Exhibit Number	Description
10.37	Third Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated January 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012 (File No. 000-29643)).

10.38	Fourth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated March 20, 2012.*

10.39	Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated November 4, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2011 (File No. 000-29643)).

10.40	Amendment No. 1 to Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated December 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2011 (File No. 000-29643)).

10.41	Amendment No. 2 to Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated December 27, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2011 (File No. 000-29643)).

10.42	Amendment No. 3 to Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.43	Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Kendall CR, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated December 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2011 (File No. 000-29643)).

10.44	Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and CR NH, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.45	Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Granite City of Maryland, Inc. and Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.46	Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Indy CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

Exhibit Number	Description
10.47	Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Pittsburgh CR, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated January 11, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012 (File No. 000-29643)).

21	Subsidiaries.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Powers of Attorney (included on Signatures page).*

31.1	Certification by Robert J. Doran, Chief Executive Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert J. Doran, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements in XBRL format.*

*
Previously filed.