Form 10-Q
period 2012-03-27
GRANITE CITY FOOD & BREWERY LTD.
filed 2012-05-10
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1883639 (I.R.S. Employer Identification No.)

701 Xenia Avenue South

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

As of May 7, 2012, the issuer had outstanding 4,831,662 shares of common stock.

i

PART I              FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27,
	2012 (Unaudited)	December 27, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$1,347,191	$2,128,299
Inventory	1,126,010	974,232
Prepaids and other	882,386	1,524,003
Total current assets	3,355,587	4,626,534
Prepaid rent, net of current portion	191,055	191,877
Property and equipment, net	59,798,702	54,565,835
Intangible and other assets	3,194,869	1,548,171
Total assets	$66,540,213	$60,932,417

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$4,076,744	$3,545,536
Accrued expenses	6,419,242	7,729,721
Deferred rent	491,834	431,785
Line of credit	796,369	574,926
Long-term debt	1,110,666	873,801
Capital lease obligations	801,661	748,173
Total current liabilities	13,696,516	13,903,942
Deferred rent, net of current portion	3,839,834	3,717,255
Line of credit, net of current portion	7,374,905	4,925,074
Long-term debt, net of current portion	11,501,844	6,956,588
Capital lease obligations, net of current portion	32,095,746	32,266,510
Total liabilities	68,508,845	61,769,369
Shareholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 shares issued and outstanding at 3/27/12 and 12/27/11	30,000	30,000
Common stock, $0.01 par value, 90,000,000 shares authorized; 4,785,472 and 4,687,582 shares issued and outstanding at 3/27/12 and 12/27/11, respectively	47,855	46,876
Additional paid-in capital	73,647,654	73,366,527
Stock dividends distributable	462	437
Retained deficit	(75,694,603)	(74,280,792)
Total shareholders’ deficit	(1,968,632)	(836,952)
Total liabilities and shareholders’ deficit	$66,540,213	$60,932,417

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 29,
	2012	2011

Restaurant revenue	$28,570,000	$23,093,632

Cost of sales:
Food, beverage and retail	7,621,653	6,175,056
Labor	9,377,433	8,056,045
Direct restaurant operating	4,228,618	3,351,559
Occupancy	2,370,502	1,495,394
Total cost of sales	23,598,206	19,078,054

Pre-opening	234,489	—
General and administrative	2,528,694	1,813,606
Acquisition costs	364,680	—
Depreciation and amortization	1,769,131	1,525,001
Exit or disposal activities	16,885	(191,477)
Loss (gain) on disposal of assets	27,878	(82,947)
Operating income	30,037	951,395

Interest:
Income	23	1,461
Expense	(1,241,371)	(1,040,277)
Net interest expense	(1,241,348)	(1,038,816)

Net loss	$(1,211,311)	$(87,421)

Loss per common share, basic	$(0.30)	$(0.01)

Weighted average shares outstanding, basic	4,752,308	7,383,744

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 29,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,211,311)	$(87,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,769,131	1,525,001
Amortization of deferred gain	—	(7,629)
Stock warrant/option expense	81,051	181,670
Non-cash interest expense	5,481	6,591
Loss (gain) on disposal of assets	27,878	(75,318)
(Gain) loss on exit or disposal activities	—	(247,177)
Deferred rent	177,147	(1,021,821)
Changes in operating assets and liabilities:
Inventory	(151,778)	(9,530)
Prepaids and other	642,439	254,396
Accounts payable	32,570	(134,489)
Accrued expenses	(1,310,479)	(1,051,553)
Net cash provided by (used in) operating activities	62,129	(667,280)
Cash flows from investing activities:
Purchase of:
Property and equipment	(6,437,214)	(218,968)
Intangible and other assets	(1,517,441)	(2,299)
Net cash used in investing activities	(7,954,655)	(221,267)
Cash flows from financing activities:
Proceeds from line of credit	2,807,171	—
Payments on line of credit	(135,897)	—
Payments on capital lease obligations	(171,435)	(257,106)
Payments on long-term debt	(217,879)	(177,616)
Proceeds from long-term debt	5,000,000	—
Debt issuance costs	(170,046)	—
Deferred transaction costs	—	(397,152)
Proceeds from issuance of common stock	100,756	—
Payment of cash dividends on preferred stock	(101,252)	—
Net costs related to issuance of stock	—	47,360
Net cash provided by (used in) financing activities	7,111,418	(784,514)

Net decrease in cash	(781,108)	(1,673,061)
Cash and cash equivalents, beginning	2,128,299	3,104,320
Cash and cash equivalents, ending	$1,347,191	$1,431,259
Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments and long-term debt	$54,159	$1,589,720
Long-term debt incurred upon execution of lease termination agreements	$—	$1,405,158
Non-cash stock option compensation included in deferred transaction costs	$—	$193,081
Dividends paid on preferred stock through the issuance of common stock	$101,248	$—
Property and equipment, intangibles and deferred transaction costs included in accounts payable and accrued expenses	$498,637	$258,089

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen weeks ended March 27, 2012 and March 29, 2011

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates two casual dining concepts.  Its original restaurant concept is a Modern American casual dining restaurant known as Granite City Food & Brewery®.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of March 27, 2012, the Company operated 26 Granite City restaurants in 11 states.  Additionally, the Company operates a centralized beer production facility which is used to provide raw material brewing support to its Granite City restaurants to create consistent quality and operational efficiencies in the production of its custom proprietary beers.  The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process and in June 2010, was granted an additional patent for an apparatus for distributed production of beer.

In the fourth quarter of fiscal year 2011, the Company purchased the assets of two Cadillac Ranch All American Bar & Grill restaurants, one at the Mall of America in Bloomington, Minnesota and one in Miami, Florida. Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Its patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.  In the first quarter of 2012, the Company purchased the assets of three additional Cadillac Ranch restaurants in Oxon Hill and Annapolis, Maryland and Indianapolis, Indiana, along with the intellectual property of Cadillac Ranch.

Principles of consolidation and basis of presentation

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of March 27, 2012, and its results of operations for the interim periods ended March 27, 2012 and March 29, 2011, have been included.

The balance sheet at December 27, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012.

The results of operations for the thirteen weeks ended March 27, 2012 are not necessarily indicative of the results to be expected for the entire year.

Related parties

In May 2011, Concept Development Partners LLC (“CDP”) became the Company’s controlling shareholder through its purchase of Series A Convertible Preferred Stock (“Series A Preferred”) and a related shareholder and voting agreement with DHW Leasing, L.L.C. (“DHW”).  As of May 7, 2012, CDP beneficially owned approximately 72.1% of the Company’s common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, and 139,298 shares of common stock issued to CDP as dividend shares.

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

Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model.  Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company used the following assumptions within the Black-Scholes option-pricing model for the first quarters of fiscal years 2012 and 2011:

Thirteen Weeks Ended
	March 27, 2012	March 29, 2011
Weighted average risk-free interest rate	1.96% - 2.25%	3.25% - 3.65%
Expected life of options	10 years	10 years
Expected stock volatility	92.25% - 92.77%	93.50% - 95.05%
Expected dividend yield	None	None

Income tax

For income tax return purposes, the Company has federal net operating loss carryforwards and federal general business credit carryforwards.  These carryforwards are limited due to changes in control of the Company during 2009 and 2011 and, if not used, portions of these carryforwards will begin to expire in 2020.  The Company has determined, based upon its history, that it is probable that future taxable income may be insufficient to fully realize the benefits of the net operating loss carryforwards and other deferred tax assets. As such, the Company has determined that a full valuation allowance is needed at this time.

Net loss per share

Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective reporting periods.  Calculations of the Company’s net loss per common share for the first quarters of fiscal years 2012 and 2011 are set forth in the following table:

	Thirteen Weeks Ended
	March 27, 2012	March 29, 2011

Net loss	$(1,211,311)	$(87,421)
Less dividends declared	(202,500)	—
Net loss available to common shareholders	$(1,413,811)	$(87,421)

Loss per common share, basic	$(0.30)	$(0.01)

Weighted average shares outstanding, basic	4,752,308	7,383,744

Of the net loss per common share for the first quarter of fiscal year 2012, $(0.04) was attributable to dividends declared.

2.     Fair value of financial instruments

At March 27, 2012 and December 27, 2011, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Significant transaction

Cadillac Ranch asset acquisition

In November 2011, the Company entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name “Cadillac Ranch All American Bar & Grill.” Pursuant to the master asset purchase agreement, as amended, the Company acquired the following Cadillac Ranch restaurant assets:

	Fair Value of Assets Purchased	Date Acquired
Mall of America (Bloomington, MN)	$1,400,000	11/4/2011
Kendall (Miami, FL)	$1,442,894	12/21/2011
Indy (Indianapolis, IN)	$800,948	12/30/2011
Annapolis (Annapolis, MD)	$1,350,000	12/30/2011
National Harbor (Oxon Hill, MD)	$1,174,600	12/30/2011
Intangible assets (intellectual property)	$1,538,729	12/30/2011

The acquisition of the Cadillac Ranch assets was accounted for as a business combination under ASC 805, Business Combinations.  The purchase price was allocated to equipment, leasehold improvements and intangible assets comprised of, in part, licenses, trade names, trademarks, trade secrets and proprietary information.  The Company assessed the fair value of the assets acquired under the assumption that a typical Cadillac Ranch restaurant would be reasonably similar to a Granite City build-out, including kitchen equipment.  Based on the costs of assets of its Granite City restaurants, management estimated depreciation from the time the assets were placed in service until the assets were purchased by the Company.  Management believes that in the early years, the net book value of the assets at its restaurants approximates fair value.  As the assets acquired were less than three years old, management valued the assets based on estimated cost less related depreciation.  The fair values for acquired intangible assets were determined by management, in part, based on valuation discussions with an independent valuation specialist.  The Company is amortizing the intellectual property over 20 years.

In conjunction with acquiring these assets, the Company assumed the leases for the property at the five Cadillac Ranch restaurant locations.  The terms range from two to twelve years, each with options for additional terms, and the leases have been classified as operating leases.

While the assets of two of the properties were acquired prior to the beginning of fiscal year 2012 and the remaining assets were acquired shortly after the start of fiscal 2012, the acquisitions were pursuant to one master asset purchase agreement. In order to best evaluate the nature and financial effect of this transaction, the Company’s management believes a pro forma presentation of the combined acquisition is necessary. As such, the presentation below reflects the amounts of Cadillac Ranch’s revenue and earnings included in the Company’s condensed consolidated income statement for the quarter ended March 27, 2012, and the revenue and earnings of the combined entity had the acquisition date of all assets referenced above been December 29, 2010 (the first day of the Company’s fiscal year 2011). The following unaudited pro forma disclosure does not purport to report current or future operations.

	Revenue	Earnings (Loss)
Actual from 12/28/11-3/27/12	$5,040,674	$919,347
2012 supplemental unaudited pro forma from 12/28/11-3/27/12	$28,641,125	$(820,673)
2011 supplemental unaudited pro forma from 12/29/10-3/29/11	$28,537,812	$585,323

The 2012 supplemental pro forma earnings were adjusted to exclude $364,680 of acquisition-related costs incurred in fiscal year 2011.

In January 2012, the Company entered into an asset purchase agreement with the sellers of the Cadillac Ranch assets, pursuant to which it has agreed to purchase the Cadillac Ranch assets located in Pittsburgh, Pennsylvania for $900,000 (Note 9).  This asset purchase is expected to close in the second quarter of 2012.

4.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at March 27, 2012 and December 27, 2011:

	March 27, 2012	December 27, 2011

Land	$18,000	$18,000
Buildings	37,022,165	36,983,005
Leasehold improvements	13,039,005	13,486,774
Equipment and furniture	39,323,897	34,575,705
	89,403,067	85,063,484
Less accumulated depreciation	(35,272,243)	(33,604,294)
	54,130,824	51,459,190
Construction-in-progress *	5,667,878	3,106,645
	$59,798,702	$54,565,835

*Construction-in-progress includes the following approximate amounts for items yet to be placed in service:

	March 27, 2012	December 27, 2011
Prototype/Leasehold improvements/Equipment for future locations	$5,287,000	$2,995,000
Enhancements/Equipment for existing locations	$381,000	$112,000

Intangible and other assets

Intangible and other assets consisted of the following:

	March 27, 2012	December 27, 2011
Intangible assets:
Liquor licenses	$878,842	$849,514
Trademarks	1,758,376	217,902
Other:
Deferred loan costs	522,667	395,954
Security deposits	231,374	221,373
	3,391,259	1,684,743
Less accumulated amortization	(196,390)	(136,572)
	$3,194,869	$1,548,171

5.     Accrued expenses

Accrued expenses consisted of the following:

	March 27, 2012	December 27, 2011
Payroll and related	$1,715,826	$2,272,731
Deferred revenue from gift card sales	2,233,461	3,186,979
Sales taxes payable	710,754	585,729
Interest	421,363	383,373
Real estate taxes	335,780	345,380
Deferred registration costs	152,452	152,452
Credit card fees	171,305	62,236
Utilities	250,520	170,869
Acquisition costs	—	210,000
Other	427,781	359,972
	$6,419,242	$7,729,721

6.     Deferred rent

Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period.  Deferred rent also includes amounts certain of the Company’s landlords agreed to defer for specified periods of time.  The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  As of March 27, 2012 and December 27, 2011, deferred rent payable consisted of the following:

	March 27, 2012	December 27, 2011
Difference between minimum rent and straight-line rent	$4,101,815	$3,975,839
Warrant fair value	(205,030)	(210,512)
Deferred lease payments	26,781	27,685
Contingent rent expected to exceed minimum rent	176,713	117,139
Tenant improvement allowance	231,389	238,889
	$4,331,668	$4,149,040

7.     Long-term debt and line of credit

In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000.  The note was issued to obtain the liquor license for the Company’s restaurant located in South Bend, Indiana.

In the first quarter of fiscal year 2011, the Company entered into lease termination agreements regarding the restaurant in Rogers, Arkansas at which it ceased operations in August 2008.  Pursuant to these lease termination agreements, the Company issued a $400,000 promissory note to the mall owner and a $1.0 million promissory note to the developer, Dunham Capital Management, L.L.C. (“DCM”).  In the first quarters of fiscal years 2012 and 2011, $16,885 and $7,817 of interest expense related to these promissory notes, respectively, was recorded on the Company’s condensed consolidated statements of operations as exit or disposal activities.

In March 2011, the Company entered into a $1.3 million loan agreement with First Midwest Bank (“FMB”), an independent financial institution in Sioux Falls, South Dakota, for the purchase of the buildings and all related improvements associated with its Indianapolis and South Bend, Indiana restaurants.

In May 2011, the Company entered into a $10.0 million credit agreement with Fifth Third Bank (“the Bank”), collateralized by liens on the Company’s subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The credit agreement, as amended (Note 14), provides for a term loan in the amount of $5.0 million which was advanced on May 10, 2011, a term loan in the amount of $5.0 million which was advanced in on December 30, 2012, and a line of credit currently in the amount of $11.5 million.  Such amount on the line of credit will be available to the Company until the earlier to occur of (a) consummation of Granite City’s planned sale-leaseback of its real property in Troy, Michigan, or (b) June 30, 2012.  As of such date, the line of credit commitment will decrease from $11.5 million to $10 million, bringing the total credit facility amount to $20 million.  As of May 7, 2012, the Company had drawn down $9.8 million on the line of credit.

As of March 27, 2012 and December 27, 2011, the balances, interest rates and maturity dates of the Company’s long-term debt were as follows:

	March 27, 2012	December 27, 2011
South Bend (Liquor license)
Balance	$237,082	$238,114
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023

Rogers (Mall owner)
Balance	$298,946	$318,513
Annual interest rate	6.00%	6.00%
Maturity date	8/1/2015	8/1/2015

Rogers (DCM)
Balance	$973,581	$981,627
Annual interest rate	5.00%	5.00%
Maturity date	8/1/2030	8/1/2030

South Bend/Indianapolis (FMB)
Balance	$1,281,472	$1,292,135
Annual interest rate	5.00%	5.00%
Maturity date	1/1/2018	1/1/2018

Fifth Third Bank (Loan)
Balance	$9,821,429	$5,000,000
Annual interest rate	6.75%	6.75%
Maturity date	12/31/2014	12/31/2014

Fifth Third Bank (Line of Credit)
Balance	$8,171,274	$5,500,000
Annual interest rate	10.00%	10.00%
Maturity date	12/31/2014	12/31/2014

As of March 27, 2012, future maturities of long-term debt, exclusive of interest, were as follows:

Year ending:	Long-term debt
2012	$1,417,040
2013	2,426,162
2014	1,868,397
2015	12,907,475
2016	98,578
Thereafter	2,066,132
$20,783,784

The foregoing table does not include the line of credit advances from the Bank subsequent to March 27, 2012.

8.     Capital leases

As of March 27, 2012, the Company operated 22 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, three in 2027 and seven in 2030, all with renewable options for additional periods.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

Included in property and equipment as of March 27, 2012 and December 27, 2011 are the following assets held under capital leases:

	March 27, 2012	December 27, 2011
Land	$18,000	$18,000
Building	35,811,269	35,772,110
	35,829,269	35,790,110
Less accumulated depreciation	(10,201,757)	(9,731,652)
	$25,627,512	$26,058,458

Minimum future lease payments under all capital leases are as follows:

Year ending:	Capital Leases
2012	$3,320,231
2013	4,512,012
2014	4,544,626
2015	4,479,975
2016	4,579,810
Thereafter	49,493,265
Total minimum lease payments	70,929,919
Less amount representing interest	(38,032,512)
Present value of net minimum lease payments	32,897,407
Less current portion	(801,661)
Long-term portion of obligations	$32,095,746

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

9.         Commitments and contingencies

Pending acquisition

The Company and the sellers of the Cadillac Ranch restaurant assets have entered into an asset purchase agreement pursuant to which it has agreed to purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000.  The Pittsburgh asset purchase will close at such time as a liquor license can be issued by the Pennsylvania Liquor Control Board, which the parties expect to occur in the second quarter of 2012.  In January 2012, the Company entered into a third amendment to the credit agreement with the Bank to allow it to issue a promissory note in the amount of $900,000 to the sellers, and to maintain a separate bank account to be used in connection with the consulting agreement between the Company and such sellers under which the Pittsburgh location will be operated through closing.

Franklin, Tennessee lease

In February 2012, the Company entered into a 15-year lease agreement for a site in Franklin, Tennessee where it plans to construct a Granite City restaurant.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $158,000.  The Company anticipates opening this restaurant in late summer 2012.  In March 2012, the Company entered into a fourth amendment to the credit agreement with the Bank, which (1) amends certain borrower covenants to permit a landlord lien in connection with the Company’s entry into such lease and waives the requirement to obtain a collateral access agreement from such landlord, and (2) amends the effective date of the second amendment from December 30, 2011 to December 26, 2011.

Purchase and sale agreement

In October 2011, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding the Granite City restaurant in Troy, Michigan.  Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $3.6 million or the actual costs the Company incurs for the property and construction of the restaurant thereon.  Upon the closing of the sale, the Company will enter into an agreement with Store Capital whereby the Company will lease the restaurant from Store Capital for an initial term of 15 years at an annual rental rate equal to the purchase price multiplied by a capitalization rate equal to the greater of 9.25% or 5.85% plus the 15-year swap rate.  Such agreement will include options for additional terms and provisions for rental adjustments.

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of May 7, 2012, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

Employment agreements

The Company has employment agreements with its chief executive officer, chief concept officer, president and chief financial officer.  The agreements provide for an annual base salary, incentive compensation as determined by the Company’s compensation committee, and participation in the Company’s other employee benefit plans.  The agreements entitle the executives to receive severance benefits under certain conditions including a change of control of the Company.  Each executive has also agreed to certain nondisclosure, non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.  Each agreement either automatically extends, or may be extended, for additional one-year terms upon the mutual agreement of the Company and the executive.

Purchase commitments

The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.  As of March 27, 2012, the Company’s future obligations under such contracts aggregated approximately $1.0 million.

10.      Stock option plans

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan.  As of March 27, 2012, there were options outstanding under the plan for the purchase of 1,029,592 shares.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.  The Amended and Restated Equity Incentive Plan expired in February 2012.

In October 2011, the Company’s shareholders approved its Long-Term Incentive Plan.  The plan provides for flexible, broad-based incentive compensation in the form of stock-based awards of options, stock appreciation rights, warrants, restricted stock awards and restricted stock units, stock bonuses, cash bonuses, performance awards, dividend equivalents, and other equity-based awards.  The issuance of up to 400,000 shares of common stock is authorized under the plan.  All stock options issued under the plan must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant.  As of March 27, 2012, options for the purchase of 17,500 shares were issued and outstanding under the plan.

A summary of the status of the Company’s stock options as of March 27, 2012 is presented below:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Fixed Options	Shares	Exercise Price	Life	Value
Outstanding at December 28, 2010	1,121,389	$6.19	8.5 years	$68,433

Granted	190,500	3.31	8.4 years
Issued upon exchange	188,696	2.00	3.3 years
Forfeited upon exchange	(188,696)	23.15
Exercised	(20,843)	2.12
Forfeited	(174,268)	5.39
Outstanding at December 27, 2011	1,116,778	$2.32	7.3 years	$168,043

Granted	27,500	2.13	9.9 years
Exercised	(54,211)	1.86
Forfeited	(39,642)	2.38
Outstanding at March 27, 2012	1,050,425	$2.34	7.5 years	$87,104

Options exercisable at December 27, 2011	421,983	$2.48	6.8 years	$61,821
Options exercisable at March 27, 2012	569,022	$2.37	6.6 years	$50,867

Weighted-average fair value of options granted during 2012	$1.85

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on March 27, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 27, 2012.  As of March 27, 2012, there was approximately $438,527 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $241,825 is expected to be recognized during the remainder of fiscal year 2012, $133,100 in fiscal year 2013, $46,701 in fiscal year 2014, $15,840 in fiscal year 2015 and $1,061 in fiscal year 2016.

The following table summarizes information about stock options outstanding at March 27, 2012:

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.00 - $3.00	897,762	7.5 years	$2.08	476,359	$2.05
$3.01 - $6.00	149,330	7.6 years	$3.64	89,330	$3.57
$6.01 - $15.00	3,333	0.9 years	$14.70	3,333	$14.70
Total	1,050,425	7.5 years	$2.34	569,022	$2.37

11.          Common stock warrants

During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  Pursuant to the anti-dilution provisions of such agreements, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price came to be $1.60 per share.  As of March 27, 2012, warrants for the purchase of 37,309 shares with exercise prices ranging from $1.58 to $3.00 per share had been exercised and warrants for the purchase of 163,816 shares remained unexercised.

Pursuant to the bridge loan agreement entered into in March 2009 with Harmony Equity Income Fund, L.L.C., Harmony Equity Income Fund II, L.L.C. and certain other accredited investors, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  Such warrants became exercisable September 30, 2009, and remained unexercised at March 27, 2012.

In the second quarter of 2011, the Company entered into lease amendments with certain of its landlords.  In consideration of more favorable lease terms and conditions, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The number of shares purchasable under these warrants is 40,000 and the exercise price is $3.32 per share.  As of March 27, 2012, all such warrants remained unexercised.

As of March 27, 2012, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.85 per share.

12.      Preferred stock

In May 2011, the Company issued 3,000,000 shares of Series A Preferred to CDP for $9.0 million pursuant to a stock purchase agreement.  Each share of Series A Preferred is convertible into two shares of the Company’s common stock and the Series A Preferred has preference over the common stock in the event of a liquidation or dissolution of the Company.  The Company is obligated to pay 9% dividends on the Series A Preferred through 2013, one-half of which is in the form of common stock.  Pursuant to the terms of the Series A Preferred, on March 30, 2012, the Company paid $101,252 in cash dividends and issued 46,190 shares of its common stock to the preferred shareholder of record on that date.  Such amount was reflected in the liabilities and equity section of the Company’s balance sheet at March 27, 2012.

13.      Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  The Company has elected to match 10% of such contributions up to 6% of the participant’s compensation.  In the first quarter of fiscal years 2012 and 2011, the Company contributed $5,098 and $2,580 in the aggregate, respectively, under the plan.

14.       Subsequent event(s)

Amendment to credit agreement

In April 2012, the Company and the Bank entered into a fifth amendment to the credit agreement originally dated as of May 10, 2011 to adjust the temporary increase in the line of credit due to the delay of the sale-leaseback of the Company’s property in Troy, Michigan.  Pursuant to this amendment, the line of credit was decreased from $12 million to $11.5 million, effective April 17, 2012.  Such amount will be available to the Company until the earlier to occur of (a) consummation of the planned sale-leaseback of the Troy property, or (b) June 30, 2012.  As of such date, the line of credit commitment will decrease from $11.5 million to $10 million, bringing the total credit facility amount to $20 million.

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2012 for additional factors known to us that may cause actual results to vary.

Overview

We operate Modern American casual dining restaurants under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.  As of May 7, 2012, we operated 26 Granite City restaurants in and five Cadillac Ranch restaurants in 13 states.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site.  The extensive menu features moderately priced favorites served in generous portions.  Granite City’s attractive price point, high service standards, and great food and beer combine for a memorable dining experience.  Cadillac Ranch focuses on bringing authentic, All-American cuisine to customers in a fun, dynamic environment.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Although negative trends in consumer spending within the casual dining sector appear to be easing, many consumers continue to dine out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent.  We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic.  We believe these initiatives contributed to the increase in sales and guest traffic in fiscal year 2011 over 2010.

We believe that our operating results will fluctuate significantly because of several factors, including the operating results of our restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, nutritional concerns and discretionary spending patterns, competitive factors, the skill and the experience of our restaurant-level management teams, the maturity of each restaurant, adverse weather conditions in our markets, and the timing of future restaurant openings and related expenses.

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  The first quarters of 2012 and 2011 included 403 and 338 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenue from period to period as changes occur in the number of units we are operating.

Our restaurant revenue is comprised almost entirely of the sales of food and beverages.  We also obtain a small percentage of revenue from cover charges, banquet or private dining room rentals and the sale of retail items. Such sales make up less than two percent of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our new store opening team, non-cash rent costs incurred during the construction period and certain other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent.  Acquisition costs are expenses related to due diligence performed as part of the potential acquisition of assets.  Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives.  Interest expense represents the cost of interest expense on debt and capital leases net of interest income on invested assets.

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen weeks ended March 27, 2012 and March 29, 2011:

	Thirteen Weeks Ended
	March 27,	March 29,
	2012	2011

Restaurant revenue	100.0%	100.0%

Cost of sales:
Food, beverage and retail	26.7	26.7
Labor	32.8	34.9
Direct restaurant operating	14.8	14.5
Occupancy	8.3	6.5
Total cost of sales	82.6	82.6

Pre-opening	0.8	—
General and administrative	8.9	7.9
Acquisition costs	1.3	—
Depreciation and amortization	6.2	6.6
Exit or disposal activities	0.1	(0.8)
Loss (gain) on disposal of assets	0.1	(0.4)
Operating loss	0.1	4.1

Interest:
Income	0.0	0.0
Expense	(4.3)	(4.5)
Net interest expense	(4.3)	(4.5)

Net loss	(4.2)%	(0.4)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December 27, 2011, filed with the Securities and Exchange Commission on March 23, 2012.

Results of operations for the thirteen weeks ended March 27, 2012 and March 29, 2011

Revenue

We generated $28,570,000 and $23,093,632 of revenue during the first quarters of 2012 and 2011, respectively.  The 23.7% increase in the first quarter of 2012 revenue was primarily the result of the five Cadillac Ranch restaurants we acquired in November and December 2011.  Comparable restaurant revenue, which includes restaurants in operation over 18 months, increased 1.9% from the first quarter of 2011 to the first quarter of 2012 due to an increase in guest traffic of 3.6%.  The average weekly revenue per restaurant at our comparable restaurants increased $1,289 from $68,324 in the first quarter of 2011 to $69,613 in the first quarter of 2012.

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

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, were 26.7% in the first quarters of both 2012 and 2011.  While we experienced some cost increases, primarily fish, chicken and beer, such increases were offset by decreases in other protein, wine, and liquor costs. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  During the first quarter of 2012, we discontinued several tiers of sales discounting at the Granite City restaurants that we expect will decrease overall food costs as a percentage of revenue through the remainder of the year.

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

Our labor costs, as a percentage of revenue, decreased 2.1% to 32.8% in the first quarter of 2012 from 34.9% in the first quarter of 2011.  While these costs remained fairly consistent at approximately 34.6% of revenue at our Granite City restaurants, such costs were 24.6% of revenue at our Cadillac Ranch restaurants.  The Cadillac Ranch restaurants contract some services through third parties instead of employees.  As a result, those expenses are recorded in direct operating cost.  Non-cash stock-based compensation was $38,602 in the first quarter of 2012 compared to $67,409 in the first quarter of 2011.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense, as a percentage of revenue, increased 0.3% to 14.8% in the first quarter of 2012 from 14.5% in the first quarter of 2011.  While we experienced decreases in utilities, uniforms and flatware costs, we had increases in maintenance and repair, security services and marketing costs.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 1.8% as a percentage of revenue to 8.3% in 2012 from 6.5% in 2011.  The increase in occupancy cost was primarily due to the nature of our Cadillac Ranch leases. Each Cadillac Ranch lease is considered an operating lease in which all lease expense is included as rent expense.  The majority of our Granite City leases are capital leases in which a portion of the lease expense is recorded as rent expense while the remainder is recorded as interest expense and reduction of liability.

Also included in our rent expense is the difference between our current rent payments and straight-line rent expense over the initial lease term.  This non-cash rent expense was $89,047 in the first quarter of 2012 and $34,250 in the first quarter of 2011.  Additionally, in the first quarter of 2011, we entered into rental abatement agreements for two of our restaurants.  Pursuant to the agreements, we wrote off approximately $307,000 of rent expense we had recorded but withheld during negotiations.

Pre-opening

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, wages and expenses of a new restaurant opening team during periods of expansion, non-cash rental costs incurred during the construction period and certain other direct costs associated with opening new restaurants.  The majority of pre-opening costs, excluding construction-period rent, are incurred in the month of, and two months prior to, restaurant opening.

Our pre-opening costs in the first quarter of 2012 were related primarily to the Granite City restaurant we opened in Troy, Michigan in May 2012.  Non-cash construction-period rent of $16,802 related to our Franklin, Tennessee lease was included in pre-opening expense.  We expect to open such restaurant in late summer 2012.

General and administrative

General and administrative expense includes all salaries and benefits, including non-cash stock-based compensation, associated with our corporate staff that is responsible for overall restaurant quality, financial controls and reporting, restaurant management recruiting, management training, and excess capacity costs related to our beer production facility.  Other general and administrative expense includes advertising, professional fees, investor relations, office administration, centralized accounting system costs and travel by our corporate management.

General and administrative expense increased $715,088 to $2,528,694 in the first quarter of 2012 from $1,813,606 in the first quarter of 2011.  As a percentage of revenue, general and administrative expenses increased 1.0% in the first quarter of 2012 over 2011.  The primary sources of such increases were expenses related to employee compensation, travel and occupancy expense.  These increases were due primarily to the addition of several key members of management in connection with our May 2011 transaction with CDP, as well as additional personnel and travel expense related to the addition of our five Cadillac Ranch restaurants.  Aggregate non-cash stock-based compensation for employees and non-employee board members was $42,448 and $114,261 in the first quarters of 2012 and 2011, respectively.

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

Depreciation and amortization

Depreciation and amortization expense increased $244,130 to $1,769,131 in the first quarter of 2012 from $1,525,001 in the first quarter of 2011.  As a percentage of revenue, depreciation expense decreased 0.4% to 6.2% in the first quarter of 2012 from 6.6% in the first quarter of 2011, indicating that revenue generated from our new locations more than offset the related increase in depreciation expense.  We anticipate depreciation expense will increase as we complete enhancements at selected Granite City restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times during peak periods.

Exit or disposal activities

In the first quarter of fiscal year 2011, we entered into lease termination agreements and promissory notes regarding our Rogers, Arkansas restaurant which we ceased operating in August 2008.  Pursuant to these agreements, we wrote off the remaining assets and liabilities related to the leases and recorded approximately $168,000 of non-cash income in exit and disposal activities.  In the first quarters of fiscal years 2012 and 2011, interest expense related to these promissory notes of $16,885 and $7,817, respectively, was included as exit or disposal activities.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Net interest expense increased $202,532 to $1,241,348 in the first quarter of 2012 from $1,038,816 in the first quarter of 2011.  This increase was due to the increase in debt obtained to acquire our five Cadillac Ranch restaurants.  We expect our interest expense will increase as we utilize our credit facility to build new Granite City restaurants in select markets, add space through physical enhancements at key existing Granite City restaurant locations and improve operational efficiencies through upgraded technology.

Liquidity and capital resources

As of March 27, 2012, we had $1,347,191 of cash and a working capital deficit of $10,340,929 compared to $2,128,299 of cash and a working capital deficit of $9,277,408 at December 27, 2011.

During the thirteen weeks ended March 27, 2012, we obtained $7,111,418 of net cash through financing activities.  Such funds were made up of $7,807,171 in proceeds from a credit facility with the Bank and $100,756 of cash from the exercise of options, offset in part by payments we made on our debt and capital lease obligations aggregating $525,211, $170,046 of cash used for debt issuance costs and $101,252 of cash in payment of dividends on our preferred stock.  We obtained $62,129 of net cash in operating activities and used $7,954,655 of cash to purchase property and equipment, including $4.9 million to purchase the assets of three Cadillac Ranch restaurants and approximately $2.0 million for construction and equipment for our Troy, Michigan restaurant.

During the thirteen weeks ended March 29, 2011, we used $667,280 of net cash in operating activities, $221,267 of cash to purchase equipment and other assets, made payments aggregating $434,722 on our debt and capital lease obligations, and used $397,152 of cash on expenses related to the CDP transaction.  We obtained $47,360 of net cash from the exercise of stock options and stock warrants.

Credit Agreement

In May 2011, we entered into a $10.0 million credit agreement with the Bank, collateralized by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The credit agreement, as amended (Note 14), provides for a term loan in the amount of $5.0 million which was advanced on May 10, 2011, a term loan in the amount of $5.0 million which was advanced on December 30, 2011, and a line of credit currently in the amount of $11.5 million.  Such amount on the line of credit will be available to us until the earlier to occur of (a) consummation of Granite City’s planned sale-leaseback of its real property in Troy, Michigan, or (b) June 30, 2012.  As of such date, the line of credit commitment will decrease from $11.5 million to $10 million, bringing the total credit facility amount to $20 million.  As of May 7, 2012 we had drawn down $9.8 million on the line of credit.

Cadillac Ranch Asset Acquisitions and Pending Acquisition

In November 2011, we entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name “Cadillac Ranch All American Bar & Grill.”  The restaurants provide full-service casual dining in a fun, dynamic environment that uniquely melds authentic All-American cuisine and entertainment.  The master asset purchase agreement contains representations, warranties, covenants and agreements as are customary for a transaction of this size and nature, and includes the right to acquire the trademarks and goodwill of the restaurants.

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

In conjunction with acquiring these assets, we assumed the leases for the property at the five restaurant locations.  The terms range from two to twelve years, each with options for additional terms, and the leases have been classified as operating leases.

Our company and the sellers of the Cadillac Ranch restaurant assets have entered into an asset purchase agreement pursuant to which we agreed to purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000.  The Pittsburgh asset purchase will close at such time as a liquor license can be issued by the Pennsylvania Liquor Control Board, which the parties expect to occur in the second quarter of 2012.  In January 2012, we entered into a third amendment to the credit agreement with the Bank to allow us to issue a promissory note in the amount of $900,000 to the sellers, and to maintain a separate bank account to be used in connection with the consulting agreement between our company and such sellers under which the Pittsburgh location will be operated through closing.

Other Agreements

Franklin, Tennessee Lease Agreement

In February 2012, we entered into a 15-year lease agreement for a site in Franklin, Tennessee where we plan to construct a Granite City restaurant.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $158,000.  We anticipate opening this restaurant in late summer 2012.  In March 2012, we entered into a fourth amendment to the credit agreement with the Bank, which (1) amends certain borrower covenants to permit a landlord lien in connection with our entry into such lease and waives the requirement to obtain a collateral access agreement from such landlord, and (2) amends the effective date of the second amendment to the credit agreement from December 30, 2011 to December 26, 2011.

Purchase and Sale Agreement

In October 2011, we entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding the Granite City restaurant in Troy, Michigan.  Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $3.6 million or the actual costs we incur for the property and construction of the restaurant thereon.  Upon the closing of the sale, we will enter into an agreement with Store Capital whereby we will lease the restaurant from Store Capital for an initial term of 15 years at an annual rental rate equal to the purchase price multiplied by a capitalization rate equal to the greater of 9.25% or 5.85% plus the 15-year swap rate.  Such agreement will include options for additional terms and provisions for rental adjustments.

Funding Operations and Expansion:

During fiscal year 2011 and the first quarter of 2012, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  We continue to evaluate strategies for growth under the assumption that we will continue to generate positive cash flow from existing operations.  Under such assumption, with continued access to the credit facility and with the proceeds from the planned sale-leaseback of our Troy, Michigan property, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.  Furthermore, we believe the opportunity exists to begin increasing our number of Granite City restaurants and thereby our future revenue and cash flow.  In addition, we believe such expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

We expect to generate additional revenue through new store growth of our Granite City concept, primarily within our existing geographic footprint.  We have opened a new Granite City restaurant on the property we own in Troy, Michigan and we expect to open a new Granite City restaurant in Franklin, Tennessee in late summer 2012.  We are analyzing other potential new Granite City restaurant sites and expect to increase revenue through expansion.  We also expect to close on and begin operating the Cadillac Ranch restaurant in Pittsburgh, Pennsylvania during the second quarter of 2012.  At present, we have no plans to expand Cadillac Ranch in 2012.

We also seek to generate additional revenue through physical changes in some of our high volume Granite City restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties, corporate events, and reduce wait times in peak periods.  We evaluate the costs of these potential capital enhancements relative to the projected revenue gains, thereby determining the expected return on investment of these potential restaurant modifications.  We have identified five to eight existing Granite City restaurants where we believe the modifications would meet these criteria.  We enhanced four Granite City restaurants in 2011 and may complete three to four such modifications in

2012.  We are currently evaluating the results of the four modifications completed in 2011 prior to committing to additional modifications.

We also believe we can improve the efficiency of our restaurants with table management systems and kitchen management systems designed to increase table turnover, provide a higher level of service to our customers, improve overall dining experience, increase our sales, and improve our financial condition.  We had these systems fully implemented at five of our restaurants in 2011.

The above objectives assume that, in addition to continued access to the credit facility and the proceeds from the planned sale-leaseback of our Troy, Michigan property, we continue to generate positive cash flow.  If we cease generating positive cash flow, our business could be adversely affected and we may be required to alter or cease our growth, restaurant modifications and technological improvements.  Our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we may require additional equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon our ability to generate working capital.

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

	Payment due by period
Contractual		Fiscal Year	Fiscal Years	Fiscal Years	Fiscal Years
Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt, principal	$20,783,784	$1,417,040	$4,294,560	$13,006,052	$2,066,132
Interest on long-term debt	2,602,988	581,433	1,326,777	230,885	463,893
Capital lease obligations, including interest	70,929,918	3,320,231	9,056,638	9,059,784	49,493,265
Operating lease obligations, including interest	74,220,603	3,873,026	10,884,140	10,875,286	48,588,150
Purchase contracts*	998,270	139,707	338,477	440,171	79,915
Total obligations	$169,535,564	$9,331,438	$25,900,591	$33,612,179	$100,691,355

*While we are contractually obligated to make these purchases, we have the contractual right to defer such purchases into later years.  However, if we defer such purchases into later years, we may incur additional charges.

Certain amounts do not sum due to rounding.

During fiscal year 2011 and the first quarter of 2012, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  Although we expect to increase our number of Granite City restaurants through expansion, we believe that continued access to our credit facility, the proceeds from the planned sale-leaseback of our Troy, Michigan property and the cash generated from existing operations will be sufficient to fund our current obligations.

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

Subsequent Event

In April 2012, our company and the Bank entered into a fifth amendment to the credit agreement originally dated as of May 10, 2011 to adjust the temporary increase in the line of credit due to the delay of the sale-leaseback of our property in Troy, Michigan.  Pursuant to this amendment, the line of credit was decreased from $12 million to $11.5 million, effective April 17, 2012.  Such amount will be available to us until the earlier to occur of (a) consummation of our planned sale-leaseback of our Troy property, or (b) June 30, 2012.  As of such date, the line of credit commitment will decrease from $11.5 million to $10 million, bringing the total credit facility amount to $20 million.

ITEM 3                                                   Quantitative and Qualitative Disclosures about Market Risk

Our company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

Changes in interest rates:

Pursuant to the terms of our credit facility agreement with the Bank, we will have a balloon payment due of approximately $13.9 million on December 31, 2014.  If it becomes necessary to refinance such balloon balance, we may not be able to obtain financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.  As of March 27, 2012, our future obligations under such contracts aggregated approximately $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 27, 2012, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 27, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                                          Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2011, filed with the Securities and Exchange Commission on March 23, 2012.

ITEM 2                                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 On December 30, 2011, we issued 43,679 shares of our common stock as dividend payment to the holder of our Series A Preferred as required by the terms and conditions of such securities.

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

ITEM 4                           Mine Safety Disclosures

Not applicable.

ITEM 5                           Other Information

None.

ITEM 6                           Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date:	May 10, 2012	By:	/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer
(As Principal Financial Officer and Duly Authorized Officer of Granite City Food & Brewery Ltd.)

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Amended and Restated Articles of Incorporation of the Company, including the Certificate of Designation for Series A Preferred Stock (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 10, 2011 (File No. 000-29643)).

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

10.2	Delayed Draw Term Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.3	Amended and Substitute Line of Credit Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.4

Third Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated January 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012 (File No. 000-29643)).

10.5

Fourth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated March 20, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on March 23, 2012 (File No. 000-29643)).

10.6

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

10.7

Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and CR NH, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.8

Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Granite City of Maryland, Inc. and Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.9

Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Indy CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2012 (File No. 000-29643)).

10.10

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