Form 10-Q
period 2012-06-26
GRANITE CITY FOOD & BREWERY LTD.
filed 2012-08-10
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2012

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

As of August 7, 2012 the issuer had outstanding 8,003,049 shares of common stock.

i

PART I              FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26, 2012
	(Unaudited)	December 27, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$10,319,165	$2,128,299
Inventory	1,232,646	974,232
Prepaids and other	1,464,677	1,524,003
Total current assets	13,016,488	4,626,534

Prepaid rent, net of current portion	178,403	191,877
Property and equipment, net	59,994,773	54,565,835
Intangible and other assets	3,178,995	1,548,171
Total assets	$76,368,659	$60,932,417

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$3,670,881	$3,545,536
Accrued expenses	7,013,478	7,729,721
Deferred rent	566,562	431,785
Line of credit	—	574,926
Long-term debt	2,110,130	873,801
Capital lease obligations	931,391	748,173
Total current liabilities	14,292,442	13,903,942

Deferred rent, net of current portion	3,905,042	3,717,255
Line of credit, net of current portion	10,000,000	4,925,074
Long-term debt, net of current portion	10,224,332	6,956,588
Capital lease obligations, net of current portion	34,482,897	32,266,510
Total liabilities	72,904,713	61,769,369

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 shares issued and outstanding at 6/26/12 and 12/27/11	30,000	30,000
Common stock, $0.01 par value, 90,000,000 shares authorized; 7,956,662 and 4,687,582 shares issued and outstanding at 6/26/12 and 12/27/11, respectively	79,567	46,876
Additional paid-in capital	80,279,102	73,366,527
Stock dividends distributable	464	437
Retained deficit	(76,925,187)	(74,280,792)
Total shareholders’ equity (deficit)	3,463,946	(836,952)
Total liabilities and shareholders’ equity (deficit)	$76,368,659	$60,932,417

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2012	2011	2012	2011

Restaurant revenue	$30,367,622	$24,033,415	$58,937,622	$47,127,047

Cost of sales:
Food, beverage and retail	8,293,977	6,620,449	15,915,630	12,795,505
Labor	10,070,410	8,123,687	19,447,843	16,179,732
Direct restaurant operating	4,362,374	3,475,047	8,590,992	6,826,606
Occupancy	2,407,698	1,897,037	4,778,200	3,392,431
Total cost of sales	25,134,459	20,116,220	48,732,665	39,194,274

Pre-opening	514,342	—	748,831	—
General and administrative	2,362,852	1,937,442	4,891,546	3,751,048
Acquisition costs	120,505	—	485,185	—
Depreciation and amortization	1,804,163	1,542,759	3,573,294	3,067,760
Exit or disposal activities	16,390	16,917	33,275	(174,560)
Loss (gain) on disposal of assets	195,435	11,988	223,313	(70,959)
Operating income	219,476	408,089	249,513	1,359,484

Interest:
Income	9	2,715	32	4,176
Expense	(1,247,569)	(835,769)	(2,488,940)	(1,876,046)
Net interest expense	(1,247,560)	(833,054)	(2,488,908)	(1,871,870)

Net loss	$(1,028,084)	$(424,965)	$(2,239,395)	$(512,386)

Loss per common share, basic	$(0.25)	$(1.20)	$(0.55)	$(1.07)

Weighted average shares outstanding, basic	4,864,987	5,845,711	4,808,648	6,614,291

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
	June 26,	June 28,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,239,395)	$(512,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,573,294	3,067,760
Amortization of deferred loss (gain)	1,664	(15,258)
Stock warrant/option expense	146,676	471,537
Non-cash interest expense	10,962	(155,141)
Loss (gain) on disposal of assets	223,313	(55,701)
Gain on exit or disposal activities	—	(247,177)
Deferred rent	311,602	(987,191)
Changes in operating assets and liabilities:
Inventory	(258,414)	(65,846)
Prepaids and other	72,800	(159,046)
Accounts payable	53,317	(1,004,522)
Accrued expenses	(716,243)	(711,468)
Net cash provided by (used in) operating activities	1,179,576	(374,439)

Cash flows from investing activities:
Purchase of:
Property and equipment	(10,252,066)	(3,284,036)
Intangible and other assets	(1,572,746)	(327,260)
Net cash used in investing activities	(11,824,812)	(3,611,296)

Cash flows from financing activities:
Proceeds from line of credit	4,807,171	—
Payments on line of credit	(307,171)	—
Payments on capital lease obligations	(369,038)	(857,752)
Payments on long-term debt	(495,927)	(1,329,574)
Proceeds from long-term debt	5,000,000	5,000,000
Proceeds from sale leaseback	4,000,000	—
Debt issuance costs	(192,549)	—
Deferred transaction costs	—	301,425
Proceeds from issuance of preferred stock	—	9,000,000
Proceeds from issuance of common stock	6,600,756	94,823
Payments to repurchase common stock	—	(7,050,000)
Payment of cash dividends on preferred stock	(202,504)
Net costs related to issuance of stock	(4,636)	(2,714,013)
Net cash provided by financing activities	18,836,102	2,444,909
Net increase (decrease) increase in cash	8,190,866	(1,540,826)
Cash and cash equivalents, beginning	2,128,299	3,104,320
Cash and cash equivalents, ending	$10,319,165	$1,563,494

Supplemental disclosure of non-cash investing and financing activities:
Buildings acquired under sale leaseback agreements	$2,768,643	$—
Long-term debt incurred upon execution of lease termination agreements	$—	$1,405,158
Non-cash stock option compensation included in deferred transaction costs	$—	$193,081
Dividends paid on preferred stock through the issuance of common stock	$202,496	$58,500
Property and equipment, intangibles and deferred transaction costs included in accounts payable and accrued expenses	$72,028	$438,207
Long-term debt and accrued interest extinguished upon the issuance of stock, net of issuance costs	$—	$641,353

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Twenty-six weeks ended June 26, 2012 and June 28, 2011

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates two casual dining concepts: Granite City Food & Brewery and Cadillac Ranch All American Bar & Grill.  Its original restaurant concept is a polished casual American restaurant known as Granite City Food & Brewery®.   The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of June 26, 2012, the Company operated 27 Granite City restaurants.  Additionally, the Company operates a centralized beer production facility which is used to provide raw material brewing support to its Granite City restaurants to create consistent quality and operational efficiencies in the production of its custom proprietary beers.  The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process and in June 2010, was granted an additional patent for an apparatus for distributed production of beer.

In the fourth quarter of fiscal year 2011, the Company purchased the assets of two Cadillac Ranch All American Bar & Grill restaurants, one at the Mall of America in Bloomington, Minnesota and one in Miami, Florida. Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Its patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.  During the first and second quarters of 2012, the Company purchased the assets of four additional Cadillac Ranch restaurants in Oxon Hill and Annapolis, Maryland, Indianapolis, Indiana and Pittsburgh, Pennsylvania, along with the intellectual property of Cadillac Ranch.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of June 26, 2012, and its results of operations for the interim periods ended June 26, 2012 and June 28, 2011, have been included.

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

The results of operations for the thirteen and twenty-six weeks ended June 26, 2012 are not necessarily indicative of the results to be expected for the entire year.

Related parties

In May 2011, Concept Development Partners LLC (“CDP”) became the Company’s controlling shareholder through its purchase of Series A Convertible Preferred Stock (“Series A Preferred”) and a related shareholder and voting agreement with DHW Leasing, L.L.C. (“DHW”).  As of June 26, 2012, CDP beneficially owned approximately 78.7% of the Company’s common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, 3,125,000 shares of common stock purchased June 26, 2012 (Note 3), and 185,685 shares of common stock issued to CDP as dividend shares.

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

Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model. Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the following assumptions within the Black-Scholes option-pricing model for the twenty-six weeks ended June 26, 2012 and June 28, 2011:

Twenty-six Weeks Ended
	June 26, 2012	June 28, 2011
Weighted average risk-free interest rate	1.69% - 2.25%	1.87% - 3.65%
Expected life of options	10 years	10 years
Expected stock volatility	91.47% - 92.77%	93.08% - 95.05%
Expected dividend yield	None	None

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

Net loss per share

Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective reporting periods.  Calculations of the Company’s net loss per common share for the thirteen and twenty-six weeks ended June 26, 2012 and June 28, 2011 are set forth in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2012	June 28, 2011	June 26, 2012	June 28, 2011

Net loss	$(1,028,084)	$(424,965)	$(2,239,395)	$(512,386)
Less dividends declared	(202,500)	(117,000)	(405,000)	(117,000)
Less beneficial conversion feature	—	(6,459,758)	—	(6,459,758)
Net loss available to common shareholders	$(1,230,584)	$(7,001,723)	$(2,644,395)	$(7,089,144)
Loss per common share, basic	$(0.25)	$(1.20)	$(0.55)	$(1.07)
Weighted average shares outstanding, basic	4,864,987	5,845,711	4,808,648	6,614,291

Of the net loss per common share, $(0.04) and $(0.08) was attributable to dividends declared for the second quarter and first half of fiscal year 2012, respectively, while $(0.02) was attributable to dividends declared in each of the second quarter and first half of fiscal year 2011.  Of the net loss per common share, $(1.11) and $(0.98) was attributable to the beneficial conversion feature in the second quarter and first half of 2011, respectively.

2.              Fair value of financial instruments

At June 26, 2012 and December 27, 2011, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3.              Significant transactions

Cadillac Ranch asset acquisition

In November 2011, the Company entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name “Cadillac Ranch All American Bar & Grill.” Pursuant to the master asset purchase agreement, as amended, the Company acquired the following Cadillac Ranch restaurant assets in November and December 2011:

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

In January 2012, the Company and the sellers of the Cadillac Ranch restaurant assets agreed that the Company would purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000.  The asset purchase closed in May 2012 following issuance of the related liquor license by the Pennsylvania Liquor Control Board.

While the assets of two Cadillac Ranch restaurant locations were acquired prior to the beginning of fiscal year 2012 and the assets of four Cadillac Ranch restaurant locations were acquired after the start of fiscal 2012, these acquisitions were all made pursuant to one master asset purchase agreement.  In order to best evaluate the nature and financial effect of this transaction, the Company’s management believes a pro forma presentation of the combined acquisitions is necessary.  As such, the presentation below reflects the amounts of revenue and earnings of these six Cadillac Ranch restaurant locations included in the Company’s condensed consolidated income statement for the second quarter and first half of fiscal year 2012, and the revenue and earnings of the combined entity had the acquisition date of all assets referenced above been December 29, 2010 (the first day of the Company’s fiscal year 2011).  The following unaudited pro forma disclosure does not purport to report current or future operations.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2012	2011	2012	2011
Cadillac Ranch locations
Actual revenue	$4,959,800	$—	$10,000,476	$—
Actual earnings before taxes	$414,597	$—	$1,173,637	$—

Consolidated
Pro forma revenue	$31,064,086	$30,467,879	$60,695,496	$59,995,976
Pro forma (loss) earnings before taxes	$(793,869)	$409,685	$(1,452,860)	$1,156,915

The 2012 supplemental pro forma earnings were adjusted to exclude $120,505 and $485,185 of acquisition-related costs incurred in the second quarter and first half of fiscal year 2012, respectively.

Sale of common stock

In June 2012, the Company entered into a stock purchase agreement with CDP, its majority shareholder.  Pursuant to such agreement, the Company issued 3,125,000 shares of its common stock to CDP at a price of $2.08 per share, resulting in gross proceeds to the Company of $6.5 million.  The Company used $1.0 million of the net proceeds to pay down its term loan with the Bank (Note 7).  The Company plans to use the remaining net proceeds for general corporate purposes, including working capital.  As a result of this stock issuance, at June 26, 2012, CDP became the beneficial owner of approximately 78.7% of the Company’s common stock.

4.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at June 26, 2012 and December 27, 2011:

	June 26, 2012	December 27, 2011

Land	$18,000	$18,000
Buildings	40,556,220	36,983,005
Leasehold improvements	13,512,230	13,486,774
Equipment and furniture	41,734,613	34,575,705
	95,821,063	85,063,484
Less accumulated depreciation	(36,835,395)	(33,604,294)
	58,985,668	51,459,190
Construction-in-progress *	1,009,105	3,106,645
	$59,994,773	$54,565,835

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	June 26, 2012	December 27, 2011
Prototype/Leasehold improvements/Equipment for future locations	$600,000	$2,995,000
Enhancements/Equipment for existing locations	$400,000	$112,000

Interest is capitalized during the period of development based upon applying the Company’s borrowing rate to the actual development costs incurred.  Capitalized interest costs were $77,184 for the first half of 2012.  No such costs were capitalized in the first half of 2011.

Intangible and other assets

Intangible and other assets consisted of the following:

	June 26, 2012	December 27, 2011
Intangible assets:
Liquor licenses	$892,153	$849,514
Trademarks	1,769,703	217,902
Other:
Deferred loan costs	545,170	395,954
Security deposits	236,000	221,373
	3,443,026	1,684,743
Less accumulated amortization	(264,031)	(136,572)
	$3,178,995	$1,548,171

5.              Accrued expenses

Accrued expenses consisted of the following:

	June 26, 2012	December 27, 2011
Payroll and related	$2,665,247	$2,272,731
Deferred revenue from gift card sales	1,970,672	3,186,979
Sales taxes payable	772,902	585,729
Interest	450,246	383,373
Real estate taxes	291,180	345,380
Deferred registration costs	152,452	152,452
Credit card fees	184,016	62,236
Utilities	214,222	170,869
Acquisition costs	—	210,000
Other	312,541	359,972
	$7,013,478	$7,729,721

6.              Deferred rent

Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period.  Deferred rent also includes amounts certain of the Company’s landlords agreed to defer for specified periods of time.  The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  As of June 26, 2012 and December 27, 2011, deferred rent payable consisted of the following:

	June 26, 2012	December 27, 2011
Difference between minimum rent and straight-line rent	$4,224,776	$3,975,839
Warrant fair value	(199,549)	(210,512)
Deferred lease payments	24,592	27,685
Contingent rent expected to exceed minimum rent	197,896	117,139
Tenant improvement allowance	223,889	238,889
	$4,471,604	$4,149,040

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

In May 2011, the Company entered into a $10.0 million credit agreement with the Bank, collateralized by liens on the Company’s subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The credit agreement, as amended through the first quarter of 2012, provided for a term loan in the amount of $5.0 million which was advanced on May 10, 2011, a term loan in the amount of $5.0 million which was advanced on December 30, 2012, and a line of credit in the amount of $10.0 million.

On June 26, 2012, the Company entered into a sixth amendment to its credit agreement with the Bank.  Pursuant to the sixth amendment, the line of credit was increased by $2.0 million to $12.0 million and the date on which the line of credit will convert to a term loan was extended one year to December 31, 2013.  Prior to the sixth amendment, the credit agreement would have required the Company to pay down one of its term loans by 25% of the net proceeds received from the issuance of common stock to CDP in June 2012 (Note 3).  Under the sixth amendment, the required term loan repayment was decreased to $1.0 million.  Such payment was made on June 28, 2012.  As a result of the sixth amendment, the total credit facility increased to $21.0 million.  On July 24, 2012, the Company paid down $4.0 million on the line of credit.  As of August 7, 2012, the Company had $6.0 million outstanding on the line of credit.

As of June 26, 2012 and December 27, 2011, the balances, interest rates and maturity dates of the Company’s long-term debt were as follows:

	June 26, 2012	December 27, 2011
South Bend (Liquor license)
Balance	$236,034	$238,114
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023

Rogers (Mall owner)
Balance	$278,984	$318,513
Annual interest rate	6.00%	6.00%
Maturity date	8/1/2015	8/1/2015

Rogers (DCM)
Balance	$965,435	$981,627
Annual interest rate	5.00%	5.00%
Maturity date	8/1/2030	8/1/2030

South Bend/Indianapolis (FMB)
Balance	$1,270,675	$1,292,135
Annual interest rate	5.00%	5.00%
Maturity date	1/1/2018	1/1/2018

Fifth Third Bank (Loan)
Balance	$9,583,334	$5,000,000
Annual interest rate	6.75%	6.75%
Maturity date	12/31/2014	12/31/2014

Fifth Third Bank (Line of Credit)
Balance	$10,000,000	$5,500,000
Annual interest rate	10.00%	10.00%
Maturity date	12/31/2014	12/31/2014

As of June 26, 2012, future maturities of long-term debt, exclusive of interest, were as follows:

Year ending:	Long-term debt
2012	$1,555,071
2013	1,342,652
2014	1,932,631
2015	15,339,399
2016	98,578
Thereafter	2,066,131
$22,334,462

8.              Capital leases

As of June 26, 2012, the Company operated 23 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, four in 2027 and seven in 2030, all with renewable options for additional periods.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

In October 2011, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding the Granite City restaurant in Troy, Michigan.  In May 2012, pursuant to the agreement, as amended, Store Capital purchased the property and improvements for $4.0 million.  Upon the closing of the sale, the Company entered into an agreement with Store Capital whereby the Company is leasing the restaurant from Store Capital for an initial term of 15 years at an annual rental rate of $370,000.  Such agreement includes options for additional terms and provisions for rental adjustments.  The Company invested approximately $5.0 million in this site and subsequently sold it for $4.0 million, resulting in a loss of approximately $1.0 million.  Management evaluated the fair value of the property and determined it to be equal to book value, and therefore recorded such loss as a deferred loss which will be amortized over the life of the lease, pursuant to the sales leaseback guidance in ASC 840 Leases.

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

Included in property and equipment as of June 26, 2012 and December 27, 2011 are the following assets held under capital leases:

	June 26, 2012	December 27, 2012
Land	$18,000	$18,000
Building	38,362,753	35,772,110
	38,380,753	35,790,110
Less accumulated depreciation	(10,649,920)	(9,731,652)
	$27,730,833	$26,058,458

Minimum future lease payments under all capital leases are as follows:

Year ending:	Capital Leases
2012	$2,345,135
2013	4,772,754
2014	4,809,931
2015	4,749,922
2016	4,854,481
Thereafter	52,655,842
Total minimum lease payments	74,188,065
Less amount representing interest	(38,773,777)
Present value of net minimum lease payments	35,414,288
Less current portion	(931,391)
Long-term portion of obligations	$34,482,897

The foregoing table does not include leases entered into subsequent to June 26, 2012.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

9.                          Commitments and contingencies

Franklin, Tennessee lease

In February 2012, the Company entered into a 15-year lease agreement for a site in Franklin, Tennessee where it plans to construct a Granite City restaurant.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $158,000.  The Company anticipates opening this restaurant in the fourth quarter of 2012.

Indianapolis, Indiana lease

In June 2012, the Company entered into a 10-year lease agreement for a site in Indianapolis, Indiana where it plans to construct a Granite City restaurant.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  The Company anticipates opening this restaurant in the first quarter of 2013.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of August 7, 2012, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

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

Purchase commitments

The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.  As of June 26, 2012, the Company’s future obligations under such contracts aggregated approximately $0.9 million.

10.       Stock option plans

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan.  As of June 26, 2012, there were options outstanding under the plan for the purchase of 1,011,731 shares.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.  The Amended and Restated Equity Incentive Plan expired in February 2012.

In October 2011, the Company’s shareholders approved its Long-Term Incentive Plan.  The plan provides for flexible, broad-based incentive compensation in the form of stock-based awards of options, stock appreciation rights, warrants, restricted stock awards and restricted stock units, stock bonuses, cash bonuses, performance awards, dividend equivalents, and other equity-based awards.  The issuance of up to 400,000 shares of common stock is authorized under the plan.  All stock options issued under the plan must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant.  As of June 26, 2012, options for the purchase of 74,650 shares were issued and outstanding under the plan.

A summary of the status of the Company’s stock options as of June 26, 2012 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Fixed Options	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 28, 2010	1,121,389	$6.19	8.5 years	$68,433

Granted	190,500	3.31	8.4 years
Issued upon exchange	188,696	2.00	3.3 years
Forfeited upon exchange	(188,696)	23.15
Exercised	(20,843)	2.12
Forfeited	(174,268)	5.39
Outstanding at December 27, 2011	1,116,778	$2.32	7.3 years	$168,043

Granted	84,650	2.16	9.8 years
Exercised	(58,711)	1.85
Forfeited	(53,003)	2.32
Outstanding at June 26, 2012	1,089,714	$2.33	7.4 years	$100,788

Options exercisable at December 27, 2011	421,983	$2.48	6.8 years	$61,821
Options exercisable at June 26, 2012	707,225	$2.36	6.7 years	$78,069

Weighted-average fair value of options granted during 2012	$1.87

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on June 26, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 26, 2012.  As of June 26, 2012, there was approximately $445,357 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $196,589 is expected to be recognized during the remainder of fiscal year 2012, $164,946 in fiscal year 2013, $56,854 in fiscal year 2014, $23,313 in fiscal year 2015 and $3,655 in fiscal year 2016.

The following table summarizes information about stock options outstanding at June 26, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number of	Remaining	Weighted	Number of	Weighted
Range of	Options	Contractual	Average	Options	Average
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$1.00 - $3.00	937,551	7.4 years	$2.08	590,312	$2.06
$3.01 - $6.00	148,830	7.3 years	$3.64	113,580	$3.55
$6.01 - $15.00	3,333	0.6 years	$14.70	3,333	$14.70
Total	1,089,714	7.4 years	$2.33	707,225	$2.36

11.          Common stock warrants

During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  Pursuant to the anti-dilution provisions of such agreements, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price came to be $1.60 per share.  As of June 26, 2012, warrants for the purchase of 37,309 shares with exercise prices ranging from $1.58 to $3.00 per share had been exercised and warrants for the purchase of 163,816 shares remained unexercised.

Pursuant to the bridge loan agreement entered into in March 2009 with Harmony Equity Income Fund, L.L.C., Harmony Equity Income Fund II, L.L.C. and certain other accredited investors, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  Such warrants became exercisable September 30, 2009, and remained unexercised at June 26, 2012.

In the second quarter of 2011, the Company entered into lease amendments with certain of its landlords.  In consideration of more favorable lease terms and conditions, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The number of shares purchasable under these warrants is 40,000 and the exercise price is $3.32 per share.  As of June 26, 2012, all such warrants remained unexercised.

As of June 26, 2012, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.85 per share.

12.      Preferred stock

In May 2011, the Company issued 3,000,000 shares of Series A Preferred to CDP for $9.0 million pursuant to a stock purchase agreement.  Each share of Series A Preferred is convertible into two shares of the Company’s common stock and the Series A Preferred has preference over the common stock in the event of a liquidation or dissolution of the Company.  The Company is obligated to pay 9% dividends on the Series A Preferred through

2013, one-half of which is in the form of common stock.  Pursuant to the terms of the Series A Preferred, on March 30, 2012, the Company paid $101,252 in cash dividends and issued 46,190 shares of its common stock to the preferred shareholder of record on that date.  On June 29, 2012, the Company paid $101,252 in cash dividends and issued 46,387 shares of its common stock to the preferred shareholder of record on that date.  The cash and equity components of the June 29, 2012 dividend payment were reflected in the liabilities and equity section, respectively, of the Company’s balance sheet at June 26, 2012.

13.      Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  The Company has elected to match 10% of such contributions up to 6% of the participant’s compensation.  In the first half of fiscal years 2012 and 2011, the Company contributed $12,078 and $6,004 in the aggregate, respectively, under the plan.

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

Overview

We operate two casual dining concepts under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.  As of June 26, 2012, we operated 27 Granite City restaurants and six Cadillac Ranch restaurants in 15 states.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site.  The extensive menu features moderately priced favorites served in generous portions.  Granite City’s attractive price point, high service standards, and great food and beer combine for a memorable dining experience.  Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Although negative trends in consumer spending within the casual dining sector appear to be easing, many consumers continue to dine out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent.  We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic.  We believe these initiatives contributed to the increase in sales and guest traffic in the first half of fiscal year 2012 over the first half of fiscal year 2011.

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

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  The second quarters of 2012 and 2011 included 414 and 338 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  The first half of 2012 and 2011 included 817 and 676 operating weeks, respectively.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenue from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen and twenty-six weeks ended June 26, 2012 and June 28, 2011:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2012	2011	2012	2011

Restaurant revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.3	27.5	27.0	27.2
Labor	33.2	33.8	33.0	34.3
Direct restaurant operating	14.4	14.5	14.6	14.5
Occupancy	7.9	7.9	8.1	7.2
Total cost of sales	82.8	83.7	82.7	83.2

Pre-opening	1.7	—	1.3	—
General and administrative	7.8	8.1	8.3	8.0
Acquisition costs	0.4	—	0.8	—
Depreciation and amortization	5.9	6.4	6.1	6.5
Exit or disposal activities	0.1	0.1	0.1	(0.4)
Loss (gain) on disposal of assets	0.6	0.0	0.4	(0.2)
Operating income	0.7	1.7	0.4	2.9

Interest:
Income	0.0	0.0	0.0	0.0
Expense	(4.1)	(3.5)	(4.2)	(4.0)
Net interest expense	(4.1)	(3.5)	(4.2)	(4.0)

Net loss	(3.4)%	(1.8)%	(3.8)%	(1.1)%

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

Results of operations for the thirteen and twenty-six weeks ended June 26, 2012 and June 28, 2011

Revenue

We generated $30,367,622 and $24,033,415 of revenue during the second quarters of 2012 and 2011, respectively.  The 26.4% increase in the second quarter of 2012 revenue was primarily the result of the six Cadillac Ranch restaurants we acquired in late 2011 and early 2012, and our Granite City restaurant in Troy, Michigan which opened in May 2012.  Comparable restaurant revenue, which includes restaurants we have operated over 18 months, increased 1.5% from the second quarter of 2011 to the second quarter of 2012 due primarily to an increase in guest traffic of 1.6%.  The average weekly revenue per restaurant at our comparable restaurants increased $1,050 from $71,105 in the second quarter of 2011 to $72,155 in the second quarter of 2012.

We generated $58,937,622 and $47,127,047 of revenue during the first half of 2012 and 2011, respectively.  The 25.1% increase in the first half of 2012 revenue was primarily the result of the Cadillac Ranch restaurants we acquired and the Granite City restaurant we opened in Troy, Michigan.  Comparable restaurant revenue, which includes restaurants we have operated over 18 months, increased 1.7% from the first half of 2011 to the first half of 2012 due primarily to an increase in guest traffic of 2.6%.  The average weekly revenue per restaurant at our comparable restaurants increased $1,169 from $69,715 in the first half of 2011 to $70,884 in the first half of 2012.

We expect that restaurant revenue will vary from quarter to quarter.  Continued seasonal fluctuations in restaurant revenue are due in part to the availability of outdoor seating and weather conditions.  Due to the honeymoon effect that periodically occurs with the opening of a restaurant, we expect the timing of any future restaurant openings to cause fluctuations in restaurant revenue.  Additionally, other factors outside of our control, such as timing of holidays, consumer confidence in the economy and changes in consumer preferences may affect our future revenue.

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 0.2% to 27.3% in the second quarter of 2012 from 27.5% in the second quarter of 2011.  Such costs decreased 0.2% as a percentage of revenue to 27.0% in the first half of 2012 from 27.2% in the first half of 2011.  While we experienced some cost increases, primarily fish, chicken and beer, such increases were offset by decreases in other protein, wine, some produce and soft drinks. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our weekly specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  During the first half of 2012, we discontinued several tiers of sales discounting at the Granite City restaurants that we expect will decrease overall food costs as a percentage of revenue through the remainder of the year.

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

Our labor costs, as a percentage of revenue, decreased 0.6% to 33.2% in the second quarter of 2012 from 33.8% in the second quarter of 2011.  Such costs decreased 1.3% as a percentage of revenue to 33.0% in the first half of 2012 from 34.3% in the first half of 2011.  The Cadillac Ranch restaurants use third parties to provide certain services which are provided by the Company’s employees at the Granite City restaurants.  As a result, those expenses are recorded in direct operating cost instead of labor expense.  Non-cash stock-based compensation was $83,033 in the first half of 2012 compared to $139,631 in the first half of 2011.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense, as a percentage of revenue, decreased 0.1% to 14.4% in the second quarter of 2012 from 14.5% in the second quarter of 2011.  Such costs increased 0.1% to 14.6% in the first half of 2012 for 14.5% in the first half of 2011.  While we experienced decreases in utilities, marketing and credit card fees, we had increases in maintenance and repair, security services and janitorial supplies on a year-to-date basis.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

As a percentage of revenue, our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, were 7.9% in the second quarters of 2012 and 2011.  Such costs increased 0.9% to 8.1% in the first half of 2012 from 7.2% in the first half of 2011.  The primary source of the year-to-date increase was the non-cash difference between our current rent payments and straight-line rent expense over the initial lease term which is included in occupancy costs.  This non-cash rent expense was $178,922 in the first half of 2012 and $(230,332) in the first half of 2011.  The credit balance in the first half of 2011 was due to the rental abatement agreements entered into for two of our restaurants.  Pursuant to such agreements, we wrote off approximately $307,000 of rent expense we had recorded but withheld during negotiations.

While we have seen a decrease in property tax expense due to lower assessed valuations by taxing authorities, we have seen an increase in fixed rent expense year over year due to the nature of our Cadillac Ranch leases. Each Cadillac Ranch lease is considered an operating lease in which all lease expense is included in occupancy expense.  In contrast, the majority of our Granite City leases are capital leases in which a portion of the lease expense is recorded as occupancy expense while the remainder is recorded as interest expense and reduction of liability.

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

Our pre-opening costs in the first quarter of 2012 were related primarily to the Granite City restaurant we opened in Troy, Michigan in May 2012.  Non-cash construction-period rent of $58,048 related to our Franklin, Tennessee lease was included in pre-opening expense.  We expect to open such restaurant in the fourth quarter of 2012.

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

General and administrative expense increased $425,410 to $2,362,852 in the second quarter of 2012 from $1,937,442 in the second quarter of 2011.  As a percentage of revenue, general and administrative expenses decreased 0.3% in the second quarter of 2012 over 2011 due to the higher revenue provided primarily by the Cadillac Ranch restaurants.  Such costs increased $1,140,498 to $4,891,546 in the first half of 2012 from $3,751,048 in the first half of 2011.  As a percentage of revenue, general and administrative expenses increased 0.3% in the first half of 2012 over 2011.  The primary sources of such increase were expenses related to employee compensation, travel and occupancy expense.  These increases were due primarily to the addition of several key members of management in connection with our May 2011 transaction with Concept Development Partners LLC (“CDP”), our majority shareholder, as well as additional personnel and travel expense related to the addition of our six Cadillac Ranch restaurants.  Aggregate non-cash stock-based compensation for employees and non-employee board members was $63,643 and $331,906 in the first half of 2012 and 2011, respectively.

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

Depreciation and amortization

Depreciation and amortization expense increased $261,404 to $1,804,163 in the second quarter of 2012 from $1,542,759 in the second quarter of 2011.  Such costs increased $505,534 to $3,573,294 in the first half of 2012 from $3,067,760 in the first half of 2011.  As a percentage of revenue, depreciation expense decreased 0.5% and 0.4% in the second quarter and first half of 2012 compared to the same periods of 2011, respectively, indicating that revenue generated from our new locations more than offset the related increase in depreciation expense.  We anticipate depreciation expense will increase as we complete enhancements at selected Granite City restaurants, including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times during peak periods.

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

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Net interest expense increased $414,506 to $1,247,560 in the second quarter of 2012 from $833,054 in the second quarter of 2011.  Such expense increased $617,038 to $2,488,908 in the first half of 2012 from $1,871,870 in the first half of 2011.  These increases were due to the increase in the amount borrowed to acquire our six Cadillac Ranch restaurants.  We expect our interest expense will increase as we utilize our credit facility to build new Granite City restaurants in select markets, add space through physical enhancements at key existing Granite City restaurant locations and improve operational efficiencies through upgraded technology.

Liquidity and capital resources

As of June 26, 2012, we had $10,319,165 of cash and a working capital deficit of $1,275,954 compared to $2,128,299 of cash and a working capital deficit of $9,277,408 at December 27, 2011.

During the twenty-six weeks ended June 26, 2012, we obtained $1,179,576 of net cash in operating activities and $18,836,102 of net cash through financing activities.  The funds from financing activities were made up of $9,807,171 in proceeds from a credit facility with Fifth Third Bank (the “Bank”), $6,596,120 of net cash from the issuance of common stock and $4,000,000 in proceeds from the sale leaseback of our Troy, Michigan property, offset in part by payments we made on our debt and capital lease obligations aggregating $1,172,136, cash used for debt issuance costs in the amount of $192,549,  and $202,504 of cash in payment of dividends on our preferred stock.  We used $11,824,812 of cash to purchase property and equipment, including $5,764,277 to purchase the assets of four Cadillac Ranch restaurants, including intellectual property, and approximately $3,600,000 for construction and equipment for our Troy, Michigan restaurant.

During the twenty-six weeks ended June 28, 2011, we obtained $2,444,909 of net cash through financing activities.  Such funds were made up of $9,000,000 in cash proceeds from the sale of our Series A Preferred, the receipt of $5,000,000 in proceeds from a loan agreement with the Bank and $94,823 of cash from the exercise of options and warrants, offset in part by payments we made on our debt and capital lease obligations aggregating $2,187,326, $7,050,000 of cash used to repurchase 3,000,000 shares of our common stock and $2,412,589 of cash for costs associated with the May 2011 transaction with CDP.  We used $374,439 of net cash in operating activities and $3,611,296 of cash for debt issuance costs and to purchase property and equipment.

Sale of common stock

In June 2012, we entered into a stock purchase agreement with CDP.  Pursuant to such agreement, we issued 3,125,000 shares of our common stock to CDP at a price of $2.08 per share, resulting in gross proceeds of $6.5 million.  We used $1.0 million of the net proceeds to pay down our term loan with the Bank.  We plan to use the remaining net proceeds for general corporate purposes, including working capital.  As a result of this stock issuance, at June 26, 2012, CDP became the beneficial owner of approximately 78.7% of our common stock.

Credit agreement

In May 2011, we entered into a $10.0 million credit agreement with the Bank, collateralized by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The credit agreement, as amended through the first quarter of 2012, provided for a term loan in the amount of $5.0 million which was advanced on May 10, 2011, a term loan in the amount of $5.0 million which was advanced on December 30, 2011, and a line of credit in the amount of $10.0 million.  On June 26, 2012, we entered into a sixth amendment to our credit agreement with the Bank.  Pursuant to the sixth amendment, the line of credit was increased by $2.0 million to $12.0 million and the date on which the line of credit will convert to a term loan was extended one year to December 31, 2013.  Prior to the sixth amendment, the credit agreement would have required us to pay down one of our term loans by 25% of the net proceeds received from the issuance of our common stock to CDP in June 2012.  Under the sixth amendment, the required term loan repayment was decreased to $1.0 million.  Such payment was made on June 28, 2012.  As a result of the sixth amendment, the total credit facility increased to $21.0 million.  On July 24, 2012, we paid down $4.0 million on the line of credit.  As of August 7, 2012, the Company had $6.0 million outstanding on the line of credit.

Cadillac Ranch asset acquisitions

In November 2011, we entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name “Cadillac Ranch All American Bar & Grill.”  Pursuant to the master asset purchase agreement, as amended, we acquired the following Cadillac Ranch restaurant assets in November and December 2011:

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

In January 2012, our company and the sellers of the Cadillac Ranch restaurant assets entered into an asset purchase agreement pursuant to which we agreed to purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000.  This asset purchase closed in May 2012 following issuance of the related liquor license issued by the Pennsylvania Liquor Control Board.

Other agreements

Franklin, Tennessee lease agreement

In February 2012, we entered into a 15-year lease agreement for a site in Franklin, Tennessee where we plan to construct a Granite City restaurant.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $158,000.  We anticipate opening this restaurant in the fourth quarter of 2012.

Indianapolis, Indiana lease agreement

In June 2012, we entered into a 10-year lease agreement for a site in Indianapolis, Indiana where we plan to construct a Granite City restaurant.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  We anticipate opening this restaurant in the first quarter of 2013.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales.

Purchase and sale agreement

In October 2011, we entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding the Granite City restaurant in Troy, Michigan.  In May 2012, pursuant to the agreement, as amended, Store Capital purchased the property and improvements for $4.0 million.  Upon the closing of the sale, we entered into an agreement with Store Capital whereby we are leasing the restaurant from Store Capital for an initial term of 15 years at an annual rental rate of $370,000.  Such agreement includes options for additional terms and provisions for rental adjustments.  We invested approximately $5.0 million in this site and subsequently sold it for $4.0 million, resulting in a loss of approximately $1.0 million.  Our management evaluated the fair value of the property and determined it to be equal to book value, and therefore we recorded such loss as a deferred loss which will be amortized over the life of the lease, pursuant to the sales leaseback guidance of ASC 840 Leases.

Funding operations and expansion:

During fiscal year 2011 and the first half of 2012, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  We continue to evaluate strategies for growth under the assumption that we will continue to generate positive cash flow from existing operations.  Under such assumption, with continued access to the credit facility and with the proceeds from the sale-leaseback of our Troy, Michigan property and the sale of our common stock to CDP, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.

We expect to generate additional revenue and cash flow through new store growth of our Granite City concept, primarily within our existing geographic footprint.  We have opened a new Granite City restaurant in Troy, Michigan and we expect to open new Granite City restaurants in Franklin, Tennessee in the fourth quarter of 2012 and in Indianapolis, Indiana in the first quarter of 2013.  We are analyzing other potential new Granite City restaurant sites and expect to increase revenue through expansion.  We further believe that expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

We also seek to generate additional revenue through physical changes in some of our high volume Granite City restaurants, including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties, corporate events, and reduce wait times in peak periods.  We evaluate the costs of these potential capital enhancements relative to the projected revenue gains, thereby determining the expected return on investment of these potential restaurant modifications.  We have identified five to eight existing Granite City restaurants where we believe the modifications would meet these criteria.  We enhanced four Granite City restaurants in 2011 and may complete three to four such modifications in 2012.  As part of these enhancements, we have recorded non-cash losses related to the assets replaced that were not fully depreciated.  We continue to evaluate the results of the four modifications completed in 2011 prior to committing to additional modifications.

We also believe we can improve the efficiency of our restaurants with table management systems and kitchen management systems designed to increase table turnover, provide a higher level of service to our customers, improve overall dining experience, increase our sales, and improve our financial condition.  We had these systems fully implemented at five of our restaurants in 2011 and will continue to evaluate the results prior to committing to additional implementations.

The above objectives assume that, in addition to continued access to the credit facility and the proceeds from the sale-leaseback of our Troy, Michigan property and the sale of our common stock to CDP, we continue to generate positive cash flow.  If we cease generating positive cash flow, our business could be adversely affected and we may be required to alter or cease our growth, restaurant modifications and technological improvements.  Our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we may require additional equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon our ability to generate working capital.

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

	Payment due by period
		Fiscal Year	Fiscal Years	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt, principal	$22,334,462	$1,555,071	$3,275,283	$15,437,976	$2,066,132
Interest on long-term debt	2,745,496	411,209	1,589,207	281,187	463,893
Capital lease obligations, including interest	74,188,066	2,345,135	9,582,684	9,604,404	52,655,842
Operating lease obligations, including interest	78,266,343	2,773,597	11,594,689	11,651,386	52,246,671
Purchase contracts*	897,518	92,871	284,561	440,171	79,915
Total obligations	$178,431,885	$7,177,883	$26,326,424	$37,415,125	$107,512,453

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

Changes in interest rates:

Pursuant to the terms of our credit facility agreement with the Bank, we will have a balloon payment due of approximately $11.6 million on December 31, 2014.  If it becomes necessary to refinance such balloon balance, we may not be able to obtain financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.  As of June 26, 2012, our future obligations under such contracts aggregated approximately $0.9 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 26, 2012, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 26, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)           We previously included information regarding our June 2012 sale of common stock to CDP in a Current Report on Form 8-K.

On March 30, 2012, we issued 46,190 shares of our common stock as dividend payment to the holder of our Series A Preferred as required by the terms and conditions of such securities.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  The certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements.  The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the Securities and Exchange Commission.  No discount or commission was paid in connection with such issuance of such common stock.

ITEM 3                 Defaults upon Senior Securities

None.

ITEM 4                 Mine Safety Disclosures

Not applicable.

ITEM 5                 Other Information

The following information is reported pursuant to Item 8.01 of Form 8-K:

On July 26, 2012, we entered into Amendment No. 4 to James Gilbertson’s employment agreement to extend the term of such agreement to December 31, 2012, to be consistent with the terms of the employment agreements of our other executive officers (the “Amendment”).  Pursuant to the Amendment, the term of Mr. Gilbertson’s employment agreement will automatically renew for successive one-year periods unless either party elects not to extend employment and gives written notice thereof at least 60 days prior to the termination date.  This summary is qualified in its entirety by reference to the Amendment, which is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6                 Exhibits

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date: August 10, 2012	By:	/s/ James G. Gilbertson
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

3.2	Amended and Restated Bylaws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

10.1	Amendment No. 4 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated July 26, 2012.

10.2	Form of Incentive Stock Option Agreement pursuant to the Registrant’s Long-Term Incentive Plan.

10.3	Form of Non-Qualified Director Stock Option Agreement pursuant to the Registrant’s Long-Term Incentive Plan.

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the Registrant’s Long-Term Incentive Plan.

10.5

Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated June 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 11, 2012 (File No. 000-29643)).

10.6

Fifth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated April 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 20, 2012 (File No. 000-29643)).

10.7

Waiver and Sixth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated June 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 26, 2012 (File No. 000-29643)).

31.1	Certification by Robert J. Doran, Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert J. Doran, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements in XBRL format. .