Form 10-Q
period 2012-09-25
GRANITE CITY FOOD & BREWERY LTD.
filed 2012-11-09
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2012

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

As of November 6, 2012 the issuer had outstanding 8,051,712 shares of common stock.

i

PART I       FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25, 2012 (Unaudited)	December 27, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$2,413,261	$2,128,299
Inventory	1,380,235	974,232
Prepaids and other	1,679,734	1,524,003
Total current assets	5,473,230	4,626,534
Prepaid rent, net of current portion	149,615	191,877
Property and equipment, net	60,472,404	54,565,835
Intangible and other assets	3,160,262	1,548,171
Total assets	$69,255,511	$60,932,417

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$3,821,251	$3,545,536
Accrued expenses	6,002,390	7,729,721
Deferred rent	623,462	431,785
Line of credit	—	574,926
Long-term debt	1,343,687	873,801
Capital lease obligations	974,523	748,173
Total current liabilities	12,765,313	13,903,942
Deferred rent, net of current portion	4,043,859	3,717,255
Line of credit, net of current portion	6,000,000	4,925,074
Long-term debt, net of current portion	9,712,877	6,956,588
Capital lease obligations, net of current portion	34,229,405	32,266,510
Total liabilities	66,751,454	61,769,369

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 shares issued and outstanding at 9/25/12 and 12/27/11, respectively	30,000	30,000
Common stock, $0.01 par value, 90,000,000 shares authorized; 8,003,882 and 4,687,582 shares issued and outstanding at 9/25/12 and 12/27/11, respectively	80,039	46,876
Additional paid-in capital	80,410,191	73,366,527
Stock dividends distributable	460	437
Retained deficit	(78,016,633)	(74,280,792)
Total shareholders’ equity (deficit)	2,504,057	(836,952)
Total liabilities and shareholders’ equity (deficit)	$69,255,511	$60,932,417

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2012	2011	2012	2011

Restaurant revenue	$31,135,288	$22,945,303	$90,072,910	$70,072,350

Cost of sales:
Food, beverage and retail	8,412,835	6,252,503	24,328,465	19,048,008
Labor	10,293,142	7,803,658	29,740,985	23,983,390
Direct restaurant operating	4,749,016	3,583,686	13,340,009	10,410,292
Occupancy	2,573,685	1,858,212	7,351,885	5,250,643
Total cost of sales	26,028,678	19,498,059	74,761,344	58,692,333

Pre-opening	166,582	6,608	915,413	6,608
General and administrative	2,315,538	1,985,543	7,207,083	5,736,591
Acquisition costs	199,560	—	684,745	—
Depreciation and amortization	1,920,425	1,458,486	5,493,719	4,526,246
Exit or disposal activities	15,986	17,660	49,261	(156,900)
Loss (gain) on disposal of assets	144,950	36,340	368,263	(34,619)
Operating income (loss)	343,569	(57,393)	593,082	1,302,091

Interest:
Income	—	20	32	4,197
Expense	(1,232,515)	(948,013)	(3,721,455)	(2,824,059)
Net interest expense	(1,232,515)	(947,993)	(3,721,423)	(2,819,862)

Net loss	$(888,946)	$(1,005,386)	$(3,128,341)	$(1,517,771)

Loss per common share, basic	$(0.14)	$(0.26)	$(0.64)	$(1.39)

Weighted average shares outstanding, basic	8,002,478	4,653,852	5,873,258	5,961,102

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
	September 25,	September 27,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,128,341)	$(1,517,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,493,719	4,526,246
Amortization of deferred loss (gain)	6,657	(22,887)
Stock warrant/option expense	223,747	676,075
Non-cash interest expense	16,443	(150,466)
Loss (gain) on disposal of assets	368,263	(11,732)
Gain on exit or disposal activities	—	(247,177)
Deferred rent	501,838	(960,037)
Changes in operating assets and liabilities:
Inventory	(406,003)	(95,230)
Prepaids and other	(113,469)	(137,306)
Accounts payable	535,847	(89,971)
Accrued expenses	(1,727,331)	(1,603,708)
Net cash provided by operating activities	1,771,370	366,036

Cash flows from investing activities:
Purchase of:
Property and equipment	(13,079,586)	(4,419,115)
Intangible and other assets	(1,599,507)	(342,858)
Net cash used in investing activities	(14,679,093)	(4,761,973)

Cash flows from financing activities:
Proceeds from line of credit	4,807,171	1,000,000
Payments on line of credit	(4,307,171)	—
Payments on capital lease obligations	(579,398)	(1,017,331)
Payments on long-term debt	(1,773,825)	(1,367,799)
Proceeds from long-term debt	5,000,000	5,000,000
Proceeds from sale leaseback	4,000,000	—
Debt issuance costs	(199,695)	—
Deferred transaction costs	—	301,425
Proceeds from issuance of preferred stock	—	9,000,000
Proceeds from issuance of common stock	6,601,651	101,321
Payments to repurchase common stock	—	(7,050,000)
Payment of cash dividends on preferred stock	(303,755)	—
Net costs related to issuance of stock	(52,293)	(3,240,666)
Net cash provided by financing activities	13,192,685	2,726,950

Net increase (decrease) increase in cash	284,962	(1,668,987)
Cash and cash equivalents, beginning	2,128,299	3,104,320
Cash and cash equivalents, ending	$2,413,261	$1,435,333

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments and long-term debt	$2,768,643	$—
Long-term debt incurred upon execution of lease termination agreements	$—	$1,405,158
Non-cash stock option compensation included in deferred transaction costs	$—	$193,081
Dividends paid on preferred stock through the issuance of common stock	$303,745	$101,249
Property and equipment, intangibles and deferred transaction costs included in accounts payable	$260,132	$444,434
Long-term debt and accrued interest extinguished upon the issuance of stock, net of issuance costs	$—	$641,353

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and Thirty-nine weeks ended September 25, 2012 and September 27, 2011

1.     Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates two casual dining concepts: Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.

Its original restaurant concept is a polished casual American restaurant known as Granite City Food & Brewery.   The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of September 25, 2012, the Company operated 27 Granite City restaurants.  Additionally, the Company operates a centralized beer production facility which facilitates the initial stages of its brewing process.  The product produced at its beer production facility is then transported to the fermentation vessels at each of the Company’s Granite City restaurants where the brewing process is completed.  The Company believes that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process and in June 2010, was granted an additional patent for an apparatus for distributed production of beer.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of September 25, 2012, and its results of operations for the interim periods ended September 25, 2012 and September 27, 2011, have been included.

The balance sheet at December 27, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2011, filed with the SEC on March 23, 2012.

The results of operations for the thirteen and thirty-nine weeks ended September 25, 2012 are not necessarily indicative of the results to be expected for the entire year.

Related parties

In May 2011, Concept Development Partners LLC (“CDP”) became the Company’s controlling shareholder through its purchase of Series A Convertible Preferred Stock (“Series A Preferred”) and a related shareholder and voting agreement with DHW Leasing, L.L.C. (“DHW”).  As of September 25, 2012, CDP beneficially owned approximately 78.4% of the Company’s common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, 3,125,000 shares of common stock purchased June 26, 2012 (Note 3), and 231,683 shares of common stock issued to CDP as dividends.

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

Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model.  Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company used the following assumptions within the Black-Scholes option-pricing model for the thirty-nine weeks ended September 25, 2012 and September 27, 2011:

Thirty-nine Weeks Ended
	September 25, 2012	September 27, 2011
Weighted average risk-free interest rate	1.58% - 2.25%	1.87% - 3.65%
Expected life of options	10 years	5-10 years
Expected stock volatility	91.06% - 92.77%	93.08% - 95.05%
Expected dividend yield	None	None

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

Net loss per share

Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective reporting periods.  Calculations of the Company’s net loss per common share for the thirteen and thirty-nine weeks ended September 25, 2012 and September 27, 2011 are set forth in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2012	2011	2012	2011

Net loss	$(888,946)	$(1,005,386)	$(3,128,341)	$(1,517,771)
Less dividends declared	(202,500)	(202,500)	(607,500)	(319,500)
Less beneficial conversion feature	—	—	—	(6,459,758)
Net loss available to common shareholders	$(1,091,446)	$(1,207,886)	$(3,735,841)	$(8,297,029)

Loss per common share, basic	$(0.14)	$(0.26)	$(0.64)	$(1.39)

Weighted average shares outstanding, basic	8,002,478	4,653,852	5,873,258	5,961,102

Of the net loss per common share, $(0.03) and $(0.10) was attributable to dividends declared for the third quarter and first three quarters of fiscal year 2012, respectively, while $(0.04) and $(0.05) was attributable to dividends declared in the third quarter and first three quarters of fiscal year 2011.  Of the net loss per common share, $(1.08) was attributable to the beneficial conversion feature in the first three quarters of 2011.

2.     Fair value of financial instruments

At September 25, 2012 and December 27, 2011, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

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

While the assets of two Cadillac Ranch restaurant locations were acquired prior to the beginning of fiscal year 2012 and the assets of four Cadillac Ranch restaurant locations were acquired after the start of fiscal 2012, these acquisitions were all made pursuant to one master asset purchase agreement.  In order to best evaluate the nature and financial effect of this transaction, the Company’s management believes a pro forma presentation of the combined acquisitions is necessary.  As such, the presentation below reflects the amounts of revenue and earnings of these six Cadillac Ranch restaurant locations included in the Company’s condensed consolidated income statement for the third quarter and first three quarters of fiscal year 2012, and the revenue and earnings of the combined entity had the acquisition date of all assets referenced above been December 29, 2010 (the first day of the Company’s fiscal year 2011).  The following unaudited pro forma disclosure does not purport to report current or future operations.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2012	2011	2012	2011
Cadillac Ranch locations
Actual revenue	$5,889,925	$—	$15,890,400	$—
Actual earnings before taxes	$467,655	$—	$1,641,289	$—

Consolidated
Pro forma revenue	$31,135,288	$29,379,766	$92,087,244	$89,375,743
Pro forma (loss) earnings before taxes	$(888,946)	$(170,737)	$(2,268,621)	$986,180

The 2012 supplemental pro forma earnings were adjusted to exclude $199,560 and $684,745 of acquisition-related costs incurred in the third quarter and first three quarters of fiscal year 2012, respectively.

Sale of common stock

In June 2012, the Company entered into a stock purchase agreement with CDP, its majority shareholder.  Pursuant to such agreement, the Company issued 3,125,000 shares of its common stock to CDP at a price of $2.08 per share, resulting in gross proceeds to the Company of $6.5 million.  The Company used $5.0 million of the net proceeds to pay down its credit facility with Fifth Third Bank (the “Bank”), $1.0 million of which was a required pay-down (Note 7) and the other $4.0 million was paid on the line of credit to reduce the Company’s interest expense.  The Company plans to use the remaining net proceeds for general corporate purposes, including working capital and new restaurant construction.  The Company will borrow from its line of credit as needed.

4.              Non-current assets

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets held under capital leases and leasehold improvements are computed on the straight-line method for financial reporting purposes.  The following is a summary of the Company’s property and equipment at September 25, 2012 and December 27, 2011:

	September 25, 2012	December 27, 2011

Land	$18,000	$18,000
Buildings	40,445,793	36,983,005
Leasehold improvements	13,733,354	13,486,774
Equipment and furniture	42,291,080	34,575,705
	96,488,227	85,063,484
Less accumulated depreciation	(38,519,970)	(33,604,294)
	57,968,257	51,459,190
Construction-in-progress *	2,504,147	3,106,645
	$60,472,404	$54,565,835

*Construction in progress includes the following approximate amounts for items yet to be placed in service:

	September 25, 2012	December 27, 2011
Prototype/Leasehold improvements/Equipment for future locations	$2,061,000	$2,995,000
Enhancements/Equipment for existing locations	$443,000	$112,000

Interest is capitalized during the period of development based upon applying the Company’s borrowing rate to the actual development costs incurred.  Capitalized interest costs were $21,316 in the third quarter of 2012 and $98,500 in the first three quarters of 2012.  No such costs were capitalized in the first three quarters of 2011.

Intangible and other assets

Intangible and other assets consisted of the following:

	September 25, 2012	December 27, 2011
Intangible assets:
Liquor licenses	$929,992	$849,514
Trademarks	1,774,068	217,902
Other:
Deferred loan costs	552,316	395,954
Security deposits	237,000	221,373
	3,493,376	1,684,743
Less accumulated amortization	(333,114)	(136,572)
	$3,160,262	$1,548,171

5.     Accrued expenses

Accrued expenses consisted of the following:

	September 25, 2012	December 27, 2011
Payroll and related	$1,803,485	$2,272,731
Deferred revenue from gift card sales	1,846,861	3,186,979
Sales taxes payable	728,925	585,729
Interest	414,720	383,373
Real estate taxes	480,749	345,380
Deferred registration costs	152,452	152,452
Credit card fees	157,445	62,236
Utilities	172,469	170,869
Acquisition costs	—	210,000
Other	245,284	359,972
	$6,002,390	$7,729,721

6.     Deferred rent

Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period.  Deferred rent also includes amounts certain of the Company’s landlords agreed to defer for specified periods of time.  The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  As of September 25, 2012 and December 27, 2011, deferred rent payable consisted of the following:

	September 25, 2012	December 27, 2011
Difference between minimum rent and straight-line rent	$4,390,204	$4,003,524
Warrant fair value	(194,068)	(210,512)
Contingent rent expected to exceed minimum rent	254,796	117,139
Tenant improvement allowance	216,389	238,889
	$4,667,321	$4,149,040

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

On June 26, 2012, the Company entered into a sixth amendment to its credit agreement with the Bank.  Pursuant to the sixth amendment, the line of credit was increased by $2.0 million to $12.0 million and the date on which the line of credit will convert to a term loan was extended one year to December 31, 2013.  Prior to the sixth amendment, the credit agreement would have required the Company to pay down one of its term loans by 25% of the net proceeds received from the issuance of common stock to CDP in June 2012 (Note 3).  Under the sixth amendment, the required term loan repayment was decreased to $1.0 million.  Such payment was made on June 28, 2012.  As a result of the sixth amendment, the total credit facility increased to $21.0 million.  In July 2012, the Company paid down $4.0 million on the line of credit to lower its interest expense.  In November, the Company took an advance of $1.0 million on the line of credit to fund construction of its Franklin, Tennessee restaurant.  As of November 6, 2012, the Company had $7.0 million outstanding on the line of credit.

As of September 25, 2012 and December 27, 2011, the balances, interest rates and maturity dates of the Company’s long-term debt were as follows:

	September 25, 2012	December 27, 2011
South Bend (Liquor license)
Balance	$234,965	$238,114
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023

Rogers (Mall owner)
Balance	$258,722	$318,513
Annual interest rate	6.00%	6.00%
Maturity date	8/1/2015	8/1/2015

Rogers (DCM)
Balance	$957,187	$981,627
Annual interest rate	5.00%	5.00%
Maturity date	8/1/2030	8/1/2030

South Bend/Indianapolis (FMB)
Balance	$1,259,742	$1,292,135
Annual interest rate	5.00%	5.00%
Maturity date	1/1/2018	1/1/2018

Fifth Third Bank (Loan)
Balance	$8,345,948	$5,000,000
Annual interest rate	6.75%	6.75%
Maturity date	12/31/2014	12/31/2014

Fifth Third Bank (Line of Credit)
Balance	$6,000,000	$5,500,000
Annual interest rate	6.75%	6.75%
Maturity date	12/31/2014	12/31/2014

As of September 25, 2012, future maturities of long-term debt, exclusive of interest, were as follows:

Year ending:	Long-term debt
2012	$277,591
2013	1,342,652
2014	1,509,655
2015	11,762,176
2016	98,578
Thereafter	2,065,912
$17,056,564

8.     Capital leases

As of September 25, 2012, the Company operated 23 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, four in 2027 and seven in 2030, all with renewable options for additional periods.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

Included in property and equipment as of September 25, 2012 and December 27, 2011 are the following assets held under capital leases:

	September 25, 2012	December 27, 2011
Land	$18,000	$18,000
Building	38,274,518	35,772,110
	38,292,518	35,790,110
Less accumulated depreciation	(11,142,285)	(9,731,652)
	$27,150,233	$26,058,458

Minimum future lease payments under all capital leases are as follows:

Year ending:	Capital Leases
2012	$1,175,791
2013	4,767,407
2014	4,804,584
2015	4,744,576
2016	4,849,135
Thereafter	52,576,653
Total minimum lease payments	72,918,146
Less amount representing interest	(37,714,218)
Present value of net minimum lease payments	35,203,928
Less current portion	(974,523)
Long-term portion of obligations	$34,229,405

The foregoing table does not include leases entered into subsequent to September 25, 2012.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

9.         Commitments and contingencies

Leases

In February 2012, the Company entered into a 15-year lease agreement for a site in Franklin, Tennessee where it plans to construct a Granite City restaurant.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $158,000.  The Company anticipates opening this restaurant in the first quarter of 2013.

In June 2012, the Company entered into a 10-year lease agreement for a site in Indianapolis, Indiana where it plans to construct a Granite City restaurant.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  The Company anticipates opening this restaurant in the third quarter of 2013.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.

In October 2012, the Company entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where it plans to construct a Granite City restaurant.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $456,850.  The Company anticipates opening this restaurant in the summer of 2013.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of November 6, 2012, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

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

Purchase commitments

The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.   As of September 25, 2012, the Company’s future obligations under such contracts aggregated approximately $0.8 million.

10.      Stock option plans

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan.  As of September 25, 2012, there were options outstanding under the plan for the purchase of 999,019 shares.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.  The Amended and Restated Equity Incentive Plan expired in February 2012.

In October 2011, the Company’s shareholders approved its Long-Term Incentive Plan.  The plan provides for flexible, broad-based incentive compensation in the form of stock-based awards of options, stock appreciation rights, warrants, restricted stock awards and restricted stock units, stock bonuses, cash bonuses, performance awards, dividend equivalents, and other equity-based awards.  The issuance of up to 400,000 shares of common stock is authorized under the plan.  All stock options issued under the plan must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant.  As of September 25, 2012, options for the purchase of 74,650 shares were issued and outstanding under the plan and options for the purchase of 325,350 shares remained available for issuance.

A summary of the status of the Company’s stock options as of September 25, 2012 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 28, 2010	1,121,389	$6.19	8.5 years	$68,433

Granted	190,500	3.31	8.4 years
Issued upon exchange	188,696	2.00	3.3 years
Forfeited upon exchange	(188,696)	23.15
Exercised	(20,843)	2.12
Forfeited	(174,268)	5.39
Outstanding at December 27, 2011	1,116,778	$2.32	7.3 years	$168,043

Granted	89,650	2.16	9.6 years
Exercised	(55,044)	1.85
Forfeited	(74,382)	2.23
Outstanding at September 25, 2012	1,077,002	$2.34	7.1 years	$185,397

Options exercisable at December 27, 2011	421,983	$2.48	6.8 years	$61,821
Options exercisable at September 25, 2012	706,268	$2.37	6.4 years	$129,564

Weighted-average fair value of options granted during 2012	$1.87

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on September 25, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 25, 2012.  As of September 25, 2012, there was approximately $343,958 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $95,440 is expected to be recognized during the remainder of fiscal year 2012, $163,559 in fiscal year 2013, $57,221 in fiscal year 2014, $23,708 in fiscal year 2015 and $4,030 in fiscal year 2016.

The following table summarizes information about stock options outstanding at September 25, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $3.00	924,839	7.1 years	$2.08	587,105	$2.06
$3.01 - $6.00	148,830	7.1 years	$3.64	115,830	$3.59
$6.01 - $15.00	3,333	0.4 years	$14.70	3,333	$14.70
Total	1,077,002	7.1 years	$2.34	706,268	$2.37

11.          Common stock warrants

During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  Pursuant to the anti-dilution provisions of such agreements, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price came to be $1.60 per share.  As of September 25, 2012, warrants for the purchase of 37,309 shares with exercise prices ranging from $1.58 to $3.00 per share had been exercised and warrants for the purchase of 163,816 shares remained unexercised.

Pursuant to the bridge loan agreement entered into in March 2009 with Harmony Equity Income Fund, L.L.C., Harmony Equity Income Fund II, L.L.C. and certain other accredited investors, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  Such warrants became exercisable September 30, 2009, and remained unexercised at September 25, 2012.

In the second quarter of 2011, the Company entered into lease amendments with certain of its landlords.  In consideration of more favorable lease terms and conditions, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The number of shares purchasable under these warrants is 40,000 and the exercise price is $3.32 per share.  As of September 25, 2012, all such warrants remained unexercised.

As of September 25, 2012, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.85 per share.

12.      Preferred stock

In May 2011, the Company issued 3,000,000 shares of Series A Preferred to CDP for $9.0 million pursuant to a stock purchase agreement.  Each share of Series A Preferred is convertible into two shares of the Company’s common stock and the Series A Preferred has preference over the common stock in the event of a liquidation or dissolution of the Company.  The Company is obligated to pay 9% dividends on the Series A Preferred through 2013, one-half of which is in the form of common stock.  Pursuant to the terms of the Series A Preferred, on March 30, 2012, the Company paid $101,252 in cash dividends and issued 46,190 shares of its common stock to the preferred shareholder of record on that date.  On June 29, 2012, the Company paid $101,252 in cash dividends and issued 46,387 shares of its common stock to the preferred shareholder of record on that date.  On September 28, 2012, the Company paid $101,252 in cash dividends and issued 45,998 shares of its common stock to the preferred shareholder of record on that date.  The cash and equity components of the September 28, 2012 dividend payment were reflected in the liabilities and equity section, respectively, of the Company’s balance sheet at September 25, 2012.

13.      Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  The Company has elected to match 10% of such contributions up to 6% of the participant’s compensation.  In the first three quarters of fiscal years 2012 and 2011, the Company contributed $18,126 and $11,093 in the aggregate, respectively, under the plan.

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012 for additional factors known to us that may cause actual results to vary.

Overview

We operate two casual dining concepts under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.  As of September 25, 2012, we operated 27 Granite City restaurants and six Cadillac Ranch restaurants in 15 states.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site.  The extensive menu features moderately priced favorites served in generous portions.  Granite City’s attractive price point, high service standards, and great food and beer combine for a memorable dining experience.  Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

Additionally, we operate a centralized beer production facility which facilitates the initial stages of our brewing process.  The product produced at our beer production facility is then transported to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed.  We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  In 2007, we were granted a patent by the United States Patent Office for our brewing process and in June 2010, were granted an additional patent for an apparatus for distributed production of beer.

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Although negative trends in consumer spending within the casual dining sector appear to be easing, many consumers continue to dine out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent.  We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic.  We believe these initiatives contributed to the increase in sales in the first three quarters of fiscal year 2012 over the first three quarters of fiscal year 2011.

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

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  The third quarters of 2012 and 2011 included 429 and 338 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  The first three quarters of 2012 and 2011 included 1,246 and 1,014 operating weeks, respectively.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenue from period to period as changes occur in the number of units we are operating.

Our restaurant revenue is comprised almost entirely of the sales of food and beverages.  We also obtain a small percentage of revenue from cover charges, banquet or private dining room rentals and the sale of retail items. Such sales make up less than two percent of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our new restaurant opening team, non-cash rent costs incurred during the construction period and certain other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent.  Acquisition costs are expenses related to due diligence performed as part of the potential acquisition of assets.  Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives.  Interest expense represents the cost of interest expense on debt and capital leases net of interest income on invested assets.

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the thirteen and thirty-nine weeks ended September 25, 2012 and September 27, 2011:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2012	2011	2012	2011

Restaurant revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.0	27.2	27.0	27.2
Labor	33.1	34.0	33.0	34.2
Direct restaurant operating	15.3	15.6	14.8	14.9
Occupancy	8.3	8.1	8.2	7.5
Total cost of sales	83.6	85.0	83.0	83.8

Pre-opening	0.5	0.0	1.0	0.0
General and administrative	7.4	8.7	8.0	8.2
Acquisition costs	0.6	—	0.8	—
Depreciation and amortization	6.2	6.4	6.1	6.5
Exit or disposal activities	0.1	0.1	0.1	(0.2)
Loss (gain) on disposal of assets	0.5	0.2	0.4	(0.0)
Operating loss	1.1	(0.3)	0.7	1.9

Interest:
Income	—	—	—	—
Expense	(4.0)	(4.1)	(4.1)	(4.0)
Net interest expense	(4.0)	(4.1)	(4.1)	(4.0)

Net loss	(2.9)%	(4.4)%	(3.5)%	(2.2)%

Certain percentage amounts do not sum due to rounding.

Critical accounting policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December 27, 2011, filed with the SEC on March 23, 2012.

Results of operations for the thirteen and thirty-nine weeks ended September 25, 2012 and September 27, 2011

Revenue

We generated $31,135,288 and $22,945,303 of revenue during the third quarters of 2012 and 2011, respectively.  The 35.7% increase in the third quarter of 2012 revenue was primarily the result of the six Cadillac Ranch restaurants we acquired in late 2011 and early 2012, and our Granite City restaurant in Troy, Michigan which opened in May 2012.  Comparable restaurant revenue, which includes restaurants we have operated over 18 months, increased 2.5% from the third quarter of 2011 to the third quarter of 2012 due primarily to reduction of discounts offered to our guests.  The average weekly revenue per restaurant at our comparable restaurants increased $1,678 from $67,886 in the third quarter of 2011 to $69,564 in the third quarter of 2012.

We generated $90,072,910 and $70,072,350 of revenue during the first three quarters of 2012 and 2011, respectively.  The 28.5% increase in the first three quarters of 2012 revenue was primarily the result of the Cadillac Ranch restaurants we acquired and the Granite City restaurant we opened in Troy, Michigan.  Comparable restaurant revenue, which includes restaurants we have operated over 18 months, increased 1.9% from the first three quarters of 2011 to the first three quarters of 2012 due primarily to reduction of discounts offered to our guests.  The average weekly revenue per restaurant at our comparable restaurants increased $1,339 from $69,105 in the first three quarters of 2011 to $70,444 in the first three quarters of 2012.

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

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 0.2% to 27.0% in both the third quarter and first three quarters of 2012 from 27.2% in both the third quarter and first three quarters of 2011.  While we experienced some cost increases, primarily fish, chicken and beer, such increases were offset by decreases in other protein, wine, some produce and soft drinks. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we believe we can produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  During the first three quarters of 2012, we discontinued several tiers of sales discounting at the Granite City restaurants.  As such, we expect overall food costs as a percentage of revenue will continue at a similar level through the fourth quarter of 2012.

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

Our labor costs, as a percentage of revenue, decreased 0.9% to 33.1% in the third quarter of 2012 from 34.0% in the third quarter of 2011.  Such costs decreased 1.2% as a percentage of revenue to 33.0% in the first three quarters of 2012 from 34.2% in the first three quarters of 2011.  The Cadillac Ranch restaurants use third parties to provide certain security services which are provided by the Company’s employees at the Granite City restaurants.  As a result, those expenses are recorded in direct operating cost instead of labor expense.  Non-cash stock-based compensation was $107,476 in the first three quarters of 2012 compared to $200,726 in the first three quarters of 2011.

We expect that labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses.  We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense, as a percentage of revenue, decreased 0.3% to 15.3% in the third quarter of 2012 from 15.6% in the third quarter of 2011.  Such costs decreased 0.1% to 14.8% in the first three quarters of 2012 from 14.9% in the first three quarters of 2011.  While we experienced increases in maintenance and repair, security services and janitorial supplies, we saw decreases in utilities, credit card fees and marketing on a year-to-date basis.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

As a percentage of revenue, our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.2% in the third quarter of 2012 to 8.3% from 8.1% in the third quarter of 2011.  Such costs increased 0.7% to 8.2% in the first three quarters of 2012 from 7.5% in the first three quarters of 2011.  The primary source of the year-to-date increase was the non-cash difference between our current rent payments and straight-line rent expense over the initial lease term which is included in occupancy costs.  This non-cash rent expense was $279,696 in the first three quarters of 2012 and $(195,228) in the first three quarters of 2011.  The credit balance in the first three quarters of 2011 was due to the rental abatement agreements entered into for two of our restaurants.  Pursuant to such agreements, we wrote off approximately $307,000 of rent expense we had recorded but withheld during negotiations.

While fixed rent has decreased as a percentage of revenue due to the higher revenue base, we have seen an increase of $838,026 in fixed rent expense when comparing the first three quarters year over year due in part to the nature of our Cadillac Ranch leases. Each Cadillac Ranch lease is considered an operating lease in which all lease expense is included in occupancy expense.  In contrast, the majority of our Granite City leases are capital leases in which a portion of the lease expense is recorded as occupancy expense while the remainder is recorded as interest expense and reduction of liability.

Pre-opening

Pre-opening costs, which are expensed as incurred, consist of expenses related to hiring and training the initial restaurant workforce, wages and expenses of our new restaurant opening team, cash and non-cash rental costs incurred during the construction period and certain other direct costs associated with opening new restaurants.  The majority of pre-opening costs, excluding construction-period rent, are incurred in the month of, and two months prior to, restaurant opening.

Our pre-opening costs in the first two quarters of 2012 were related primarily to the Granite City restaurant we opened in Troy, Michigan in May 2012 while such costs incurred in the third quarter of 2012 were primarily related to our Franklin, Tennessee restaurant, which we expect to open in the first quarter of 2013.

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

General and administrative expense increased $329,995 to $2,315,538 in the third quarter of 2012 from $1,985,543 in the third quarter of 2011.  As a percentage of revenue, general and administrative expenses decreased 1.3% in the third quarter of 2012 over 2011 due to the higher revenue provided primarily by the Cadillac Ranch and Troy, Michigan restaurants.  Such costs increased $1,470,492 to $7,207,083 in the first three quarters of 2012 from $5,736,591 in the first three quarters of 2011.  As a percentage of revenue, general and administrative expenses decreased 0.2% in the first three quarters of 2012 over 2011.  Employee compensation, travel and occupancy expense increased general and administrative cost due primarily to the addition of several key members of management in connection with our May 2011 transaction with Concept Development Partners LLC (“CDP”), our majority shareholder, as well as additional personnel and travel expense related to the addition of our six Cadillac Ranch restaurants.  Aggregate non-cash stock-based compensation for employees and non-employee board members was $116,271 and $475,349 in the first three quarters of 2012 and 2011, respectively.  While we expect similar general and administrative expenses in future months, we believe that the benefit of restaurant, menu and food upgrades and future restaurant unit growth will help to reduce general and administrative expenses as a percentage of revenue.

Depreciation and amortization

Depreciation and amortization expense increased $461,939 to $1,920,425 in the third quarter of 2012 from $1,458,486 in the third quarter of 2011.  Such costs increased $967,473 to $5,493,719 in the first three quarters of 2012 from $4,526,246 in the first three quarters of 2011.  As a percentage of revenue, depreciation expense decreased 0.2% and 0.4% in the third quarter and first three quarters of 2012 compared to the comparable periods of 2011, respectively, indicating that revenue generated from our new locations more than offset the related increase in depreciation expense.  We anticipate depreciation expense will increase as we open additional restaurants and complete enhancements at selected Granite City restaurants, including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times during peak periods.

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

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Net interest expense increased $284,522 to $1,232,515 in the third quarter of 2012 from $947,993 in the third quarter of 2011.  Such expense increased $901,561 to $3,721,423 in the first three quarters of 2012 from $2,819,862 in the first three quarters of 2011.  These increases were due to the increase in the amount borrowed to acquire our six Cadillac Ranch restaurants.  We expect our interest expense will increase as we utilize our credit facility to build new Granite City restaurants in select markets, add space through physical enhancements at key existing Granite City restaurant locations and improve operational efficiencies through upgraded technology.

Liquidity and capital resources

As of September 25, 2012, we had $2,413,261 of cash and a working capital deficit of $7,292,083 compared to $2,128,299 of cash and a working capital deficit of $9,277,408 at December 27, 2011.

During the thirty-nine weeks ended September 25, 2012, we obtained $1,771,370 of net cash in operating activities and $13,192,685 of net cash through financing activities.  The funds from financing activities were made up of $9,807,171 in proceeds from a credit facility with Fifth Third Bank (the “Bank”), $6,549,358 of net cash from the issuance of common stock and $4,000,000 in proceeds from the sale leaseback of our Troy, Michigan property, offset in part by payments we made on our debt and capital lease obligations aggregating $6,660,394, cash used for debt issuance costs in the amount of $199,695,  and $303,755 of cash in payment of dividends on our preferred stock.  We used $14,679,093 of cash to purchase property and equipment, including $5,764,277 to purchase the assets of four Cadillac Ranch restaurants, including intellectual property, and approximately $3,700,000 for construction and equipment for our Troy, Michigan restaurant.

During the thirty-nine weeks ended September 27, 2011, we obtained $2,726,950 of net cash through financing activities.  Such funds were made up of $9,000,000 in cash proceeds from the sale of our Series A Preferred, the receipt of $6,000,000 in proceeds from a credit facility with the Bank and $101,321 of cash from the exercise of options and warrants, offset in part by payments we made on our debt and capital lease obligations aggregating $2,385,129, $7,050,000 of cash used to repurchase 3,000,000 shares of our common stock from DHW Leasing, L.L.C. and $2,939,241 of cash for costs associated with the CDP transaction.  We obtained $366,036 of net cash in operating activities and used $4,761,973 of cash for debt issuance costs and to purchase property and equipment.

Sale of common stock

In June 2012, we entered into a stock purchase agreement with CDP.  Pursuant to such agreement, we issued 3,125,000 shares of our common stock to CDP at a price of $2.08 per share, resulting in gross proceeds of $6.5 million.  We used $5.0 million of the net proceeds to pay down our credit facility with the Bank, $1.0 million of which was a required pay-down and the other $4.0 million was paid on the line of credit to reduce our interest expense.  We plan to use the remaining net proceeds for general corporate purposes, including working capital and new restaurant construction.  We will borrow from our line of credit as needed.  Including this stock issuance, at September 25, 2012, CDP beneficially owned approximately 78.4% of our common stock.

Credit agreement

In May 2011, we entered into a $10.0 million credit agreement with the Bank, collateralized by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The credit agreement, as amended through the first quarter of 2012, provided for a term loan in the amount of $5.0 million which was advanced on May 10, 2011, a term loan in the amount of $5.0 million which was advanced on December 30, 2011, and a line of credit in the amount of $10.0 million.  On June 26, 2012, we entered into a sixth amendment to our credit agreement with the Bank.  Pursuant to the sixth amendment, the line of credit was increased by $2.0 million to $12.0 million and the date on which the line of credit will convert to a term loan was extended one year to December 31, 2013.  Prior to the sixth amendment, the credit agreement would have required us to pay down one of our term loans by 25% of the net proceeds received from the issuance of our common stock to CDP in June 2012.  Under the sixth amendment, the required term loan repayment was decreased to $1.0 million.  Such payment was made on June 28, 2012.  As a result of the sixth amendment, the total credit facility increased to $21.0 million.  On July 24, 2012, we paid down $4.0 million on the line of credit to lower our interest expense.  In November, we took an advance of $1.0 million from the line of credit to fund construction of our Franklin, Tennessee restaurant.  As of November 6, 2012, the Company had $7.0 million outstanding on the line of credit.

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

Other lease agreements

In February 2012, we entered into a 15-year lease agreement for a site in Franklin, Tennessee where we plan to construct a Granite City restaurant.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $158,000.  We anticipate opening this restaurant in the first quarter of 2013.

In June 2012, we entered into a 10-year lease agreement for a site in Indianapolis, Indiana where we plan to construct a Granite City restaurant.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  We anticipate opening this restaurant in the third quarter of 2013.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales.

In October 2012, we entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where we plan to construct a Granite City restaurant.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $456,850.  We anticipate opening this restaurant in the summer of 2013.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales.

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

Funding operations and expansion:

During fiscal year 2011 and the first three quarters of 2012, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  We continue to evaluate strategies for growth under the assumption that we will continue to generate positive cash flow from existing operations.  Under such assumption, with continued access to the credit facility and with the proceeds from the sale-leaseback of our Troy, Michigan property and the sale of our common stock to CDP, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.

We expect to generate additional revenue and cash flow through new restaurant growth of our Granite City concept, primarily within our existing geographic footprint.  We have opened a new Granite City restaurant in Troy, Michigan and we expect to open new Granite City restaurants in Franklin, Tennessee, Indianapolis, Indiana and Lyndhurst, Ohio in 2013.  We are analyzing other potential new Granite City restaurant sites and expect to increase revenue through expansion.  We further believe that expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

We also seek to generate additional revenue through physical changes in some of our high volume Granite City restaurants, including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties, corporate events, and reduce wait times in peak periods.  We evaluate the costs of these potential capital enhancements relative to the projected revenue gains, thereby determining the expected return on investment of these potential restaurant modifications.  We have identified five to eight existing Granite City restaurants where we believe the modifications would meet these criteria.  We enhanced four Granite City restaurants in 2011 and may complete additional such modifications in 2012.  As part of these enhancements, we have recorded non-cash losses related to the assets replaced that were not fully depreciated.  We continue to evaluate the results of the four modifications completed in 2011 prior to committing to additional modifications.

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

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of September 25, 2012 and the timeframe within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company coupled with a termination of employment or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
		Fiscal Year	Fiscal Years	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt, principal	$17,056,564	$277,591	$2,852,307	$11,860,753	$2,065,913
Interest on long-term debt	3,058,622	274,777	2,058,886	261,066	463,893
Capital lease obligations, including interest	72,918,147	1,175,791	9,571,992	9,593,711	52,576,653
Operating lease obligations, including interest	76,981,186	1,389,819	11,604,405	11,661,103	52,325,860
Purchase contracts*	811,426	60,636	230,704	440,171	79,915
Total obligations	$170,825,945	$3,178,613	$26,318,293	$33,816,804	$107,512,234

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

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.  As of September 25, 2012, our future obligations under such contracts aggregated approximately $0.8 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 25, 2012, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 25, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A      Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2011, filed with the SEC on March 23, 2012.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2012, we issued 46,387 shares of our common stock as dividend payment to the holder of our Series A Preferred as required by the terms and conditions of such securities.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: November 9, 2012	By:	/s/ James G. Gilbertson
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

10

Amendment No. 4 to Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated July 26, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2012 (File No. 000-29643)).

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