Form 10-K
period 2012-12-25
GRANITE CITY FOOD & BREWERY LTD.
filed 2013-03-20
CIK 1048620

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2012.
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 26, 2012, the aggregate market value of the registrant's common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are "affiliates") was approximately $6,117,131 (based on the closing sale price of the registrant's common stock as reported on the NASDAQ Capital Market). The number of shares of common stock outstanding at that date was 7,956,662 shares.

         The number of shares of common stock outstanding as of March 8, 2013 was 8,099,441.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

PART I

Item 1.    Business.

Overview

        We operate two casual dining concepts under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®. As of March 8, 2013, we operated 28 Granite City restaurants in 13 states and six Cadillac Ranch restaurants in five states. We intend to open two additional Granite City restaurants in 2013.

        Restaurants.    The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City's award-winning signature line of hand-crafted beers finished on-site. The extensive menu features moderately priced favorites served in generous portions. Granite City's attractive price point, high service standards, and great food and beer combine for a memorable dining experience.

        Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment. Patrons enjoy a warm, Rock N' Roll inspired atmosphere, with plenty of room for friends, music and dancing. The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

        Locations.    The location of each of our restaurants in operation and the month and year of its opening, or acquisition, appear in the following chart.

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06
15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06
18	Madison, Wisconsin	Dec-06
19	Rockford, Illinois	Jul-07
20	East Peoria, Illinois	Oct-07
21	Orland Park, Illinois	Dec-07
22	St. Louis, Missouri	Jan-08
23	Ft. Wayne, Indiana	Jan-08
24	Toledo, Ohio	Feb-08
25	South Bend, Indiana	Jul-08
26	Indianapolis, Indiana	Feb-09
27	Bloomington, Minnesota (Cadillac Ranch)	Nov-11
28	Miami, Florida (Cadillac Ranch)	Dec-11
29	Oxon Hill, Maryland (Cadillac Ranch)	Dec-11
30	Annapolis, Maryland (Cadillac Ranch)	Dec-11
31	Indianapolis, Indiana (Cadillac Ranch)	Dec-11
32	Troy, Michigan	May-12
33	Pittsburgh, Pennsylvania (Cadillac Ranch)	May-12
34	Franklin, Tennessee	Feb-13

        Craft Beers.    We operate a centralized production facility in Ellsworth, Iowa for our craft beer varieties. This facility combines the ingredients for the initial stages of our brewing process. The product or "wort" created at our beer production facility is then transported to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed. We believe that this proprietary brewing process enables us to control the quality and consistency of our beers and improves the economics of microbrewing by eliminating the initial stages of brewing and storage at each restaurant, as well as third-party distribution costs. In 2007, we were granted a patent by the United States Patent Office for our brewing process and in June 2010, were granted an additional patent for an apparatus for distributed production of beer.

        Industry Conditions.    The restaurant and microbrewing industries can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Although negative trends in consumer spending within the casual dining sector appear to be easing, many consumers continue to dine out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. To offset the negative impact of decreased sales, we undertook a series of initiatives to renegotiate the pricing of various aspects of our business, effectively reducing our cost of food, insurance, payroll processing, shipping, supplies and our property and equipment rent. We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic. We believe these initiatives contributed to the increase in sales in fiscal year 2012 over fiscal year 2011.

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

Change in Control

        In May 2011, we completed a preferred stock financing transaction with Concept Development Partners, LLC ("CDP") by issuing 3,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred") to CDP for $9.0 million. CDP acquired control of our company through its purchase of Series A Preferred and a related shareholder and voting agreement. On the same day, we also completed a common stock repurchase transaction with DHW Leasing, L.L.C. ("DHW"), formerly our primary source of financing for furniture, fixtures and equipment, by repurchasing 3,000,000 shares of common stock from DHW for approximately $7.1 million. DHW beneficially owned a majority of our common stock from October 2009 to May 2011. The May 2011 transactions also resulted in changes at our board and senior management levels.

        The outstanding Series A Preferred has preference over our common stock in the event of an involuntary or voluntary liquidation or dissolution of our company, and we are obligated to pay a dividend of 9% per annum on the preferred stock through 2013, one-half of which is in the form of common stock. The consent of at least a majority of the preferred would be required for us to authorize stock on a parity with or preferential to the preferred, to adversely amend the rights of the preferred, or to make a material acquisition of another company or sale of substantially all our assets. Each share of preferred stock is convertible into two shares of our common stock, at the holder's option, until a full, automatic conversion on the first business day on or after December 31, 2014, on which the average closing sale prices of our common stock for the trading days within the 90 calendar day period ending on the date prior to the automatic conversion date is greater than $4.00 per share. Each holder of preferred stock has 0.77922 votes per preferred share on all matters submitted to our shareholders, subject to proportionate adjustment upon adjustment to the conversion price under the certificate of designation upon a stock split or reverse stock split. The existence of this preferred stock, especially held by a controlling shareholder, may delay, deter or prevent takeover attempts and other changes in control of our company, which may prevent our other shareholders from realizing a premium over the then-prevailing market price of our common stock and may depress the price of our common stock.

        In June 2012, we entered into a stock purchase agreement with CDP. Pursuant to such agreement, we issued 3,125,000 shares of our common stock to CDP at a price of $2.08 per share, resulting in gross proceeds of $6.5 million. We used $5.0 million of the net proceeds to pay down our credit facility with Fifth Third Bank (the "Bank"), $1.0 million of which was a required pay-down and the other $4.0 million was paid on the line of credit to reduce our interest expense. We plan to use the remaining net proceeds for general corporate purposes, including working capital and new restaurant construction. We will borrow from our line of credit as needed.

        As of March 8, 2013, given CDP's ability to convert its preferred stock to common stock, its receipt of dividends in the form of common stock on such preferred stock, its purchase of 3,125,000 shares of our common stock, and its right to vote all of the shares of common stock owned by DHW under a shareholder and voting agreement with DHW, CDP beneficially owned 11,069,080 shares of our common stock, representing approximately 78.5 percent of our common stock. As a result of the pre-conversion limitation on voting the preferred stock, the foregoing beneficial ownership represents the power to cast 7,406,740 votes, representing approximately 71.0 percent of our voting securities.

        Under the shareholder and voting agreement with DHW, CDP has the right to nominate five members of our board and DHW has the right to nominate two members of our board. CDP and DHW have also agreed to vote for each others' nominees. This shareholder and voting agreement terminates on the earliest to occur of (1) the mutual agreement of CDP and DHW, (2) May 10, 2016, (3) the date on which DHW and its affiliates no longer own at least 250,000 shares of our common stock, (4) the date on which DHW's loans to its primary lenders are reduced to an aggregate principal amount of $250,000 or less and (5) the date on which CDP and its affiliates no longer own any of our capital stock. The combination of the preferred stock transaction and our repurchase of common shares from DHW effectively reduced DHW's beneficial ownership of our common stock to approximately 20.6 percent (or approximately 11.8 percent assuming full conversion of the preferred stock acquired by CDP) as of March 8, 2013.

Credit Agreement

        In May 2011, we entered into a $10.0 million credit agreement with the Bank, collateralized by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired. The credit agreement, as amended through the first quarter of 2012, provided for a term loan in the amount of $5.0 million which was advanced on May 10, 2011, a term loan in the amount of $5.0 million which was advanced on December 30, 2011, and a line of credit in the amount of $10.0 million. On June 26, 2012, we entered into a sixth amendment to our credit agreement with the Bank. Pursuant to the sixth amendment, the line of credit was increased by $2.0 million to $12.0 million and the date on which the line of credit will convert to a term loan was extended one year to December 31, 2013, with quarterly principal payments commencing March 31, 2014. Prior to the sixth amendment, the credit agreement would have required us to pay down one of our term loans by 25% of the net proceeds received from the issuance of our common stock to CDP in June 2012. Under the sixth amendment, the required term loan repayment was decreased to $1.0 million. Such payment was made on June 28, 2012. As a result of the sixth amendment, the total credit facility increased to $21.0 million. On July 24, 2012, we paid down $4.0 million on the line of credit to lower our interest expense. As of March 8, 2013, the Company had $8.0 million outstanding on the line of credit.

Cadillac Ranch Asset Acquisitions

        In November 2011, we entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name "Cadillac Ranch All American Bar & Grill." Pursuant to the master asset purchase agreement, as amended, we acquired the following Cadillac Ranch restaurant assets for an aggregate purchase price of approximately $7.7 million in November and December 2011:

  Mall of America (Bloomington, MN)
  Kendall (Miami, FL)
  Indy (Indianapolis, IN)
  Annapolis (Annapolis, MD)
  National Harbor (Oxon Hill, MD)
  Intangible assets (intellectual property)

        In January 2012, our company and the sellers of the Cadillac Ranch restaurant assets entered into an asset purchase agreement pursuant to which we agreed to purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000. This asset purchase closed in May 2012.

        In conjunction with acquiring these assets, we assumed the leases for the property at the six restaurant locations. The terms range from two to twelve years, each with options for additional terms, and the leases have been classified as operating leases.

Sale Leaseback Agreement

        In October 2011, we entered into a sale leaseback agreement with Store Capital Acquisitions, LLC ("Store Capital") regarding the Granite City restaurant in Troy, Michigan. In May 2012, pursuant to the agreement, as amended, Store Capital purchased the property and improvements for $4.0 million. Upon the closing of the sale, we entered into an agreement with Store Capital whereby we are leasing the restaurant from Store Capital for an initial term of 15 years at an annual rental rate of $370,000. Such agreement includes options for additional terms and provisions for rental adjustments. We invested approximately $5.0 million in this site and subsequently sold it for $4.0 million, resulting in a loss of approximately $1.0 million. Our management evaluated the fair value of the property and determined it to be equal to book value, and therefore we recorded such loss as a deferred loss which will be amortized over the life of the lease, pursuant to the sale leaseback guidance of ASC 840 Leases.

Concepts and Business Strategy

        Our objective is to operate restaurants by consistently exceeding our guests' expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry. Our expansion plans include continued restaurant development, enhancing of existing restaurants and improvement in company earnings in an effort to provide returns for our shareholders. Our concepts target a broad guest base by offering high quality, made-from-scratch, casual, value-priced food, and, at our Granite City restaurants, fresh, handcrafted, quality beers. We believe these concepts differentiate us from many of our competitors, who feature pre-prepared, smaller portioned entrees. The key elements of our concepts and business strategy are as follows:

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

        As with our recent acquisition of six Cadillac Ranch restaurants, we remain open to look at acquisition opportunities that fit our strategy in the casual dining field.

Locations

        As of March 8, 2013, we operated 28 Granite City Food & Brewery restaurants and six Cadillac Ranch All American Bar & Grill restaurants as set forth in "Business—Overview."

        Our prototypical Granite City restaurant consists of an approximately 9,800 square foot facility conveniently located just off one or more interstate highways and centrally located within the respective area's retail, lodging and transportation activity. Granite City restaurants have open atmospheres as well as floor-to-ceiling window systems creating, where designs permit, expansive views of outdoor patio areas used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

        The average size of our Cadillac Ranch restaurants is approximately 10,000 square feet. The atmospheres are warm, Rock N' Roll-inspired with plenty of room for friends, music and dancing in a fun, dynamic environment. Classic Rock, Modern Rock and more play through our state of the art sound system, with multiple large-screen televisions throughout. The spacious floor plan allows for catered events such as wedding receptions, corporate events, or any other private party. The Indianapolis location, while similar in appearance to our other Cadillac Ranch locations, is a 20,000 square foot unit that has a much higher percentage of alcohol sales than our other Cadillac Ranch locations.

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

Menu

        The core of our Granite City concept is our varied 85-item menu, which is freshly prepared from scratch and served in generous portions. This is complemented by a wide selection of hand-crafted cocktails, wines and our own signature beers. Our menu is committed to full-flavored ingredients and is based on strict preparation of distinctive items not generally featured on restaurant chain menus. We create new menu items and monthly specials on a regular basis that are staff and guest-tested and refined before menu implementation.

        Our Granite City menu is designed to cater to a diverse customer base for a variety of dining occasions and is strategically tailored for guests with greater price sensitivity toward lunch items than dinner. Upon opening our menu, our guests find lunch selections featured at prices currently ranging from $6.95 to $9.95, providing a premium meal at a special value for midday diners. We also offer Signature Selections which are marketed as our chefs' personal favorites as well as our guests' favorites. Our overall menu prices currently range from $4.29 for a cup of soup to $32.95 for our Center Cut Choice Filet. Most of our 85 menu items currently range from $9.95 to $18.95. Our average check per person during 2012 ranged from $12.40 to $15.00, varying by market.

        Some of the more popular items on our Granite City menu include our daily soups, Idaho Nachos, Asian Chicken Salad, The Crispy Shrimp Taco Trio, Chicken with Asparagus and Linguini, and our Grilled Garlic Butter Sirloin. We currently offer six to seven special menu items monthly, including appetizers, entrees, desserts and cocktails. This approach allows us to be innovative, keeping our menu fresh and interesting. Approximately 4.6 percent of food sales during 2012 were generated through weekly specials which are solicited through many sources, including guests' preferences.

        Our Cadillac Ranch menu offers a diverse selection of classic American cuisine, with regional favorites highlighted at each location. We offer burgers, steaks, chops, flatbreads and salads as well as an assortment of unique and inspiring specialty drinks. Margherita Flat Bread Pizza and Mini Fish Tacos highlight our appetizer menu. Our lunch options start at $7.99 and include Chicken Wraps, Capellini Salmon Pasta, and great soup and salad combinations. Some of our most popular dinner entrees include Candied Pecan Pork Chops, Chicken Diablo Pasta, The Cadillac Steak Burger and the Bone-In Ribeye Steak. Our entrée menu prices range from $13.95 for the Lemon Mushroom Chicken to $32.95 for our 21 ounce Ribeye Steak.

        To ensure that we are serving food of consistently high quality, we have developed quality control practices, including (a) the participation by each member of our kitchen staff in a thorough training program, (b) strict recipe and purchasing specifications that ensure that only high quality specified ingredients are used in our food and (c) the requirement that each of our cooking personnel prepare each menu item consistently. We believe through these efforts that we are able to provide a superior value-oriented dining experience for our guests.

Purchasing

        We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources. Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we generally purchase these commodities from national and regional suppliers at negotiated prices. In order to control the cost of such purchasing, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 25, 2012, our future obligations under such contracts aggregated approximately $967,000.

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

Brewing Operations—Fermentus Interruptus®

        Granite City's flagship brews consist of five styles available every day. In addition, we also produce specialty or seasonal beers which are designed to attract beer enthusiasts. Seasonal beers are often tied to particular events like Oktoberfest and St. Patrick's Day. Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions. This ability to craft beers to our events builds customer appeal and provides customers with a different feel or experience on subsequent visits, which we believe promotes repeat business. Additionally, we sell our beers at various stadiums and arenas.

        We operate a centrally-located beer production facility in Ellsworth, Iowa which facilitates the initial stage of our patented brewing process. We believe that this proprietary brewing process enables us to control the quality and consistency of our beers and improves the economics of microbrewing by eliminating the initial stages of brewing and storage at each restaurant, as well as third-party distribution costs. Additionally, having a common starting point, the beer production creates consistency of taste for our product from restaurant to restaurant. The initial product produced at our beer production facility is transported by truck to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed.

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

Marketing

        We focus our business strategy on providing high-quality, Modern American cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of each of our restaurants, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. While we believe word-of-mouth advertising and hospitality are key components in driving guests' initial and subsequent visits, we do use grass roots marketing and social media to attract new guests and retain customer loyalty. In 2013 we intend to increase our focus on various social media initiatives. We also believe we have the potential to continue to grow our customer traffic and guest frequency through our local marketing programs in each restaurant market. Furthermore, we will continue to focus on the growth of our. "Mug Club" loyalty program database. As of March 8, 2013, we had grown this database to over 317,000 Mug Club members. We have introduced several initiatives to bolster our relationship with members, to drive additional restaurant traffic and to increase sales of high-margin proprietary beers. Outside media expense was less than one percent of revenue in 2012 and 2011, which we believe is significantly less than the industry average.

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

        During 2011, we began to introduce kitchen management systems and table management systems into a select group of restaurants for the purpose of enhancing the customer experience and increasing table turns. At present, we are fully utilizing technology at eight of our locations and we plan to expand this program to up to six other restaurants in 2013.

Management and Employees

        As of March 8, 2013, we had approximately 3,236 employees, consisting of approximately 2,992 part-time employees and approximately 244 full-time employees.

Restaurant Employees

        Our ability to effectively manage restaurants in multiple geographic areas is critical to our success. Our managers are trained under the instruction of dedicated trainers and veteran managers. Our seven to ten week training program consists of both "hands on" as well as classroom training for all aspects of management. Each member of the team is cross-trained in all operational areas and receives incentive bonuses based upon quantitative and qualitative performance criteria. Granite City restaurant-level management teams consist of a managing partner, a culinary partner and generally four to six assistant managers. Our Cadillac Ranch management teams consist of a general manager, a kitchen manager and three to four assistant managers. Each of our restaurants employs approximately 88 hourly employees, all of whom are part time. All employees are trained and follow tenured employees for a period of time before they are scheduled to work independently.

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

Corporate Employees

        As of March 8, 2013, we had 43 corporate-level employees. Our restaurant-level management teams are managed by five regional directors of operations. We may need to add additional employees, including additional regional personnel, to ensure proper management, support and controls as we expand. Our regional directors of operations receive incentive bonuses based upon quantitative and qualitative performance criteria.

Hours of Operation

        Although our hours vary somewhat from location to location, our Granite City restaurants are open seven days a week, generally from 11:00 a.m. to 12:00 a.m., Monday through Thursday, 11:00 a.m. to 1:00 a.m. Friday and Saturday and from 9:00 a.m. to 10:00 p.m. on Sunday. We offer a buffet style brunch in most locations on Sundays beginning at 9:00 a.m. Our brunch features both breakfast and lunch items, following our high quality standards and price/value relationship. We are open most holidays.

        While the hours at our Cadillac Ranch restaurants vary, we are generally open daily from 11:00 a.m. until early morning with the exception of our Indianapolis location which is open Thursday through Saturday beginning at 4:00 p.m.until 3:00 a.m. We offer a Sunday brunch at our Kendall, Pittsburgh and Annapolis locations from 11:00 a.m. to 3:00 p.m., which features some unique breakfast items as well as our full regular menu.

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

        Each of our restaurants is required by a state authority and, in certain locations, county and/or municipal authorities, to obtain a license to brew beer and/or a license to sell beer, wine and liquor on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We require participation in our alcohol training programs designed to educate employees as to compliance with liquor regulations. However, from time to time we have incurred fines or sanctions, including license suspensions, due to infractions of such regulations. Our failure to receive or retain a license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere. We have not encountered any material difficulties in obtaining or retaining alcoholic beverage licenses to date; however, following discussions with the Kansas Alcoholic Beverage Control Division, which regulates the licensure and ownership of microbreweries in Kansas, we transferred the operations of our Kansas restaurants to a separate corporation to comply with Kansas statutes and regulations. For additional information regarding the ownership structure used in Kansas to satisfy the licensing statutes of that state, see Note 1 to our consolidated financial statements entitled "Summary of significant accounting policies."

        We are subject to "dram-shop" statutes in the states in which our restaurants are located. These statutes generally establish the liability of establishments arising out of the sale of alcohol to visibly intoxicated persons or minors who subsequently cause death or injury to third parties as a result of alcohol-related car crashes. We carry liquor liability coverage as part of our existing insurance program, which pays damages because of injury if liability is imposed on us because of the sale of alcoholic beverages. We carry $1.0 million per occurrence. In addition, we carry a $10.0 million umbrella policy that extends over the liquor liability coverage. We believe our coverage is consistent with coverage carried by other entities in the restaurant industry.

        Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Specifically, Florida, Illinois, Michigan, Missouri and Ohio, where we currently operate restaurants, have minimum wages that are higher than the federal level. Significant numbers of hourly personnel at our other restaurants are paid the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs.

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

Competition

        The restaurant industry is intensely competitive. We positioned the Granite City concept in the high-quality casual dining segment. Our Cadillac Ranch restaurants compete in the mid-sector of casual dining as it relates to service and food quality. Both concepts compete with a number of well-established national, regional and local restaurants, many of which have substantially greater financial, marketing, personnel and other resources than we do. We compete with established local restaurants and established national chains such as The Cheesecake Factory, PF Chang's, Olive Garden, Red Robin, CPK, Applebee's, Chili's, and Ruby Tuesday, as well as Rock Bottom, which also has on-premises brewing. Throughout the United States, there are microbreweries of various sizes and qualities, some of which feature food.

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

Trademarks, Service Marks and Patents

        We have federal registrations for the trademarks "GC Granite City Food & Brewery and Design," "Granite City Food & Brewery," "Granite City," "GC," "Fermentus Interruptus," "Cadillac Ranch All American Bar & Grill," "Cadillac Ranch Rock-N-Country Bar & Grill," and "Cadillac Ranch." We have Minnesota state registrations for the word and design marks "Granite City Food & Brewery," "Brother Benedict's Mai Bock," "Victory Lager," "Pride of Pilsen," "Northern Light" and "Duke of Wellington." Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

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

        Although our competitors in the microbrewing industry may seek to develop similar technologies and beer delivery strategies, we believe our centralized production technology and strategy gives us a proprietary and competitive advantage.

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

Executive Officers of the Registrant

        The following table provides information with respect to our executive officers as of March 8, 2013. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Robert J. Doran	66	Chief Executive Officer and Director
Dean S. Oakey	55	Chief Development Officer
James G. Gilbertson	51	Chief Financial Officer and Assistant Secretary
Monica A. Underwood	53	Vice President of Finance and Corporate Secretary

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

        Dean S. Oakey became our Chief Concept Officer in May 2011 and is currently our Chief Development Officer. He has been a Managing Partner of CDP Management since April 2009. From June 1997 to April 2010, Mr. Oakey served as Managing Director of Investment Banking for SMH Capital Corp., an investment banking firm. In this capacity, Mr. Oakey was responsible for business development and management duties, with a focus on the consumer products and services industries. Mr. Oakey has served as a director of People's Liberation Inc., a publicly traded company engaged in marketing and selling high-end casual apparel, from November 2005 to December 2011, and as a director of RT Holdings, LLC, the privately held parent company of Ruby Tequilas Mexican Kitchen, since February 2008.

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

Risks Related to Our Business

        Our expansion strategy involves risks and we may fail to realize the anticipated benefits of such strategy.    We may not successfully execute our expansion strategy of building new Granite City restaurants, creating private dining rooms and expanding bar areas of existing Granite City restaurants and improving our technology. Furthermore, even with our lease restructurings and permanent rent reductions, we may not be able to continue to generate cash flow from operations to meet our obligations, and will need substantial additional capital to grow our business. Failure to develop successful strategies and implement a business plan that achieves our objectives or to access capital required to fund our growth, would have an adverse impact on our company and the market price of our shares.

        The integration and operation of our newly-acquired Cadillac Ranch restaurants may disrupt our business and create additional expenses, and we may not realize the full anticipated benefits of the acquisition of the Cadillac Ranch restaurants.    Between November 2011 and May 2012, we completed the acquisition of the assets of six Cadillac Ranch restaurants and related intellectual property. The integration and operation of these Cadillac Ranch restaurants may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. Integration of an acquisition involves numerous risks, including the diversion of management's attention and resources from other business concerns, challenges in integrating information systems, computer systems and supply chains, increased accounting and financial reporting risk, the potential loss of key employees, difficulties in completing strategic initiatives already underway in the acquired or acquiring companies, and unfamiliarity with suppliers and vendors of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. In addition, the majority of the Cadillac Ranch restaurants are located in markets which are new to us. New markets may have different competitive conditions, consumer tastes and discretionary patterns than our current markets. Therefore, we may not be able to realize the full synergies, goodwill, business opportunities and growth prospects anticipated in connection with these acquisitions.

        We may seek to acquire companies or interests in companies that complement our business. Our inability to complete acquisitions may render us less competitive.    We cannot be sure that we will be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our credit agreement or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current financial covenants.

        We may face challenges integrating the operations of future acquisitions that could adversely affect our financial performance.    The process of integrating any acquired operations into our existing business may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel and problems coordinating technology and supply chain arrangements. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our revenue. Similarly, our business depends on effective information technology systems and implementation delays or poor execution of the integration of different information technology systems could disrupt our operations and increase costs. Possible future acquisitions could result in the incurrence of additional debt and related interest expense or contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results and/or cash flow. If the goodwill resulting from a business combination were deemed to be impaired, we would need to take a charge to earnings to write down the goodwill to its fair value. In addition, acquisitions may result in significant amortization expenses related to intangible assets.

        We have significant capital needs and cannot give assurance that financing will be available to us to pursue expansion.    We require significant capital for our operations and for expansion of our Granite City concept. We cannot assure you that we will be able to obtain financing for expansion on favorable terms or at all. If we raise additional capital through the issuance of our equity securities, such issuance may be at prices below the market prices of our common stock, and our shareholders may suffer significant dilution. Further, additional debt financing, if available, may involve significant cash payment obligations, more restrictive covenants and financial ratios that could adversely affect our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. The failure to obtain financing for growth could materially adversely affect our business, financial condition, results of operations and cash flows. Further, we may be adversely affected by changes in interest rates. Changes in interest rates will also affect our lease rates and can be expected to adversely impact our operating results.

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

        We estimate that our cost of opening a new Granite City restaurant ranges from $1.6 million to $2.3 million, which includes furniture, fixtures and equipment and pre-opening costs. This assumes the land is leased from a third party, and building costs are partially offset by a landlord tenant improvement allowance ranging from $1.0 million to $2.0 million. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant, conditions in the local real estate and employment markets, and sale leaseback terms or other leasing arrangements.

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

        We may not be able to manage expansion.    We face many additional business risks in connection with expansion, including the risk that our existing management, information systems and financial controls will be inadequate. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that expansion imposes on management and these systems and controls. Expansion also places increased demands on human resources, purchasing and restaurant opening teams. If we fail to continue to improve management, information systems and financial controls, or if we encounter unexpected difficulties, we may be unable to grow and/or maintain current levels of operating performance in our existing restaurants.

        We have a history of losses and no assurance of future profitability.    We have incurred losses in each fiscal year since inception. We had net losses of approximately $4.1 million for the fiscal year ended December 25, 2012 and approximately $4.6 million for the fiscal year ended December 27, 2011. As of December 25, 2012, we had a retained deficit of approximately $79.2 million. We cannot assure you that we will materially increase our revenue, and even if we substantially increase our revenue, we cannot assure you that we will achieve profitability or positive cash flow. If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future because our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions, and the level of competition in our markets.

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

        Consumer confidence has not recovered from historic lows impacting the public's ability and/or desire to spend money eating out.    While sales and guest traffic gains have been made by the restaurant industry and our restaurants, much of the economic improvement in the restaurant industry has come from cost savings initiatives. If this current weak economic recovery continues for a prolonged period of time and/or deepens in magnitude returning to the negative trends of prior years, our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected. Deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenue. This could result in reductions in staff levels, asset impairment charges and potential restaurant closures.

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

        Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. The economic downturn that began to affect the restaurant industry in 2008 has reduced consumer confidence and affected consumers' ability or desire to spend disposable income. A continued deterioration in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, personal bankruptcies, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenue. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

        In May 2011, we replaced a majority of the members of our board and made changes in our senior management, including our chief executive officer. Our failure to successfully capitalize on these management changes or the failure of new senior management to successfully manage our operations may adversely affect our business.    Upon the closing of our preferred stock issuance to Concept Development Partners LLC, or CDP, which we refer to as the CDP transaction, four of our incumbent directors resigned, the size of our board was increased from seven to eight persons, and the following persons were elected to our board: Fouad Z. Bashour, Robert J. Doran, Louis M. Mucci, Michael S. Rawlings and Michael H. Staenberg. Mr. Bashour was also appointed to serve as our Chairman of the Board and Mr. Doran was also elected to serve as our Chief Executive Officer. Our future success depends on the ability of our board and our senior management team to successfully implement our strategies and manage our operations.

        Our principal shareholder, CDP, has substantial control over us, which could reduce your ability to receive a premium for your shares through a change in control.    As of March 8, 2013, CDP beneficially owned approximately 78.5 percent of our common stock. In addition, under our stock purchase agreement with CDP dated February 8, 2011, CDP nominated five persons to serve on our board of directors. Finally, CDP and DHW, formerly our majority shareholder and the direct or indirect landlord of 12 of our locations, have entered into a shareholder and voting agreement, pursuant to which:

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

        Our geographic concentration could have a material adverse effect on our business, results of operations and financial condition.    We operate substantially all of our restaurants in the Midwestern United States and may be particularly susceptible to adverse trends and economic conditions in this geographic market, including its labor market, which could adversely impact our operating results. Our planned expansion to Northeastern and Southeastern states may not reduce our geographic concentration or lessen our exposure to adverse geographic trends.

        Healthcare reform legislation could have an impact on our business.    During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that have increased our healthcare costs include the removal of annual plan limits and the mandate that health plans provide 100% coverage on expanded preventative care. In addition, our healthcare costs could increase significantly as the new legislation and accompanying regulations require us to automatically enroll employees in health coverage, potentially cover more variable hour employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. While much of the cost of the recent healthcare legislation enacted will occur in or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs. Specifically, we may not be able to increase our food and beverage pricing to guests to offset increased costs of employee healthcare benefits.

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

        We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.    Our leases generally are long term in nature. Most of our leases have 10 to 18 years remaining on their terms with options to renew in five-year increments (at increased rates). All but one of our leases require fixed annual rent, although some require payment of additional contingent rent if restaurant sales exceed a negotiated amount. Generally, our leases are "triple net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Future sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

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

        Our profitability depends in large measure on food, beverage and supply costs which are not within our control.    We must anticipate and react to changes in food, beverage and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food and beverage costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items. Historically, commodity prices have fluctuated, often increasing, due to seasonal or economic issues and we cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. We are also subject to the general risks of inflation. Our restaurants' operating margins are further affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. Because we transport "wort" created at our centralized production facility in Ellsworth, Iowa to our restaurant locations we also are affected by increases in the cost of fuel. The failure to anticipate and respond effectively to an adverse change in any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

        The need for additional advertising may arise, which could increase our operating expenses.    We have generally relied on our high profile locations, operational excellence, "word-of-mouth," and limited paid advertising to attract and retain restaurant guests. During 2012, our radio and television advertising costs accounted for less than one percent of our net sales. Should we conclude that additional paid advertising is necessary to attract and retain guests, our operating expenses could increase and our financial results could be adversely affected.

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

        Health concerns or negative publicity regarding our restaurants or food products could affect consumer preferences and could negatively impact our results of operations.    Like other restaurant chains, consumer preferences could be affected by health concerns or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning salmonella, E. coli, "mad cow" or "foot-and-mouth" disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants. Furthermore, any contamination of the "wort" created at our centralized production facility for our craft beer varieties, or negative publicity surrounding such contamination, would adversely affect us. A decrease in customer traffic to our restaurants as a result of health concerns or negative publicity could materially adversely affect our business, financial condition, results of operations and cash flows.

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

        We may not be able to obtain and maintain necessary federal, state and local permits, which could adversely affect existing operations or delay or prevent the opening of future restaurants.    Our business depends upon obtaining and maintaining required food service, liquor and brewing licenses for each of our restaurants. If we fail to hold all necessary licenses, we may be forced to close affected restaurants or limit the food and beverage offerings at our affected locations. We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as licensing requirements of states and municipalities where we operate restaurants, including regulations relating to alcoholic beverage control, the purchase, preparation and sale of food, public health and safety, sanitization, building, zoning and fire codes, and employment and related tax matters. From time to time we have incurred fines or sanctions, including license suspensions, due to infractions of regulations. Failure to comply with federal, state or local regulations could cause our licenses to be revoked or force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked and suspended for cause at any time. All of these regulations impact not only our current operations but also our ability to open future restaurants. We will be required to comply with applicable state and local regulations in new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce revenue at an existing location, either of which would materially and adversely affect our business, results of operations and financial condition. We also are at risk that state regulations concerning brewery restaurants or the interpretation of these regulations may change.

        Regulations affecting the operation of our restaurants, including increases in the minimum wage, could increase our operating costs and restrict expansion.    We are subject to a variety of federal and state labor laws, such as minimum wage and overtime pay requirements, unemployment tax rates, workers' compensation insurance rates and citizenship requirements. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase our labor costs and reduce our operating margins. Several of our restaurants are located in states where the minimum wage is higher than the federal minimum wage. The federal minimum wage may be increased and there likely will be additional minimum wage increases implemented in states in which we operate or seek to operate. A substantial majority of employees working in our restaurants receive compensation equal to the applicable minimum wage, and future increases in the minimum wage may have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons. Additional governmental mandates such as an increase in paid leaves of absence, extensions of health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our operating results.

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

        We may be exposed to potential risks relating to our internal controls over financial reporting.    If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected. In addition, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected.

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

        If our centralized beer production facility were to be damaged or impaired, our craft beer production would be materially adversely affected.    We operate a centralized production facility in Ellsworth, Iowa for our craft beer varieties. This facility combines the ingredients for the initial stages of our brewing process. The product or "wort" created at our beer production facility is then transported to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed. If such facility were to be destroyed or otherwise inaccessible to us, we would be unable to produce beer in sufficient quantities to supply our restaurants with our craft beer varieties. In such event, our ability to efficiently recommence craft beer production also would be adversely affected.

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

        We have received a NASDAQ staff determination that our common stock will be delisted from NASDAQ unless we successfully appeal the staff's determination. If our common stock were to be delisted from NASDAQ, it would adversely affect our ability to grow and could hinder our investors' ability to trade our common stock in the secondary market.    We need to maintain certain financial and corporate governance qualifications to keep our shares listed on the NASDAQ Capital Market. On March 20, 2013, we notified NASDAQ Listing Qualifications that our common stock is subject to delisting because our shareholders' equity of approximately $1.5 million as of December 25, 2012 was not in compliance with NASDAQ's $2.5 million shareholders' equity requirement for continued listing. Given our history of non-compliance, on March 20, 2013, we received notice from NASDAQ Listing Qualifications that trading in our common stock will be suspended at the open of business on April 1, 2013, and removed from listing thereafter, unless we appeal such determination on or before March 27, 2013. We cannot assure you that we will sucessfully appeal the staff's determination, regain compliance with this listing requirement or maintain compliance with the other requirements for continued listing.

        In the event of delisting, trading, if any, would be conducted in the over-the-counter market on the OTC Bulletin Board or in the so-called "pink sheets". In addition, our shares could become subject to the SEC's "penny stock rules." These rules would impose additional requirements on broker-dealers who effect trades in our shares, other than trades with their established customers and accredited investors. Consequently, the delisting of our shares and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our shares, which may adversely affect your ability to resell our shares, and there would likely be a reduction in the coverage of our company by securities analysts and the news media. If any of these events take place, you may not be able to sell as many shares as you desire, you may experience delays in the execution of your transactions and our shares may trade at a lower market price than they otherwise would. In addition, the delisting of our shares may adversely affect our ability to finance growth through the issuance of equity.

        A substantial number of shares are eligible for future sale by our current investors and the sale of those shares could adversely affect our stock price.    We have registered approximately 2.0 million shares of our common stock for resale, including shares issuable upon the exercise of warrants and upon the conversion of our preferred stock, and have various outstanding registration obligations. In particular, though the holder of our preferred stock, CDP, has for the time being waived its registration rights, we are contractually obligated to register for resale the approximately 6.0 million additional shares it holds, including shares representing common stock issuable upon conversion of Series A Preferred and the dividends we are required to issue in the form of common stock on such preferred stock through December 31, 2013. If any of the foregoing shares, or additional shares that may be eligible for resale into the market, are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our corporate headquarters is located in Minneapolis, Minnesota. We occupy this facility under a lease agreement which expires in November 2015. This office space is rented to us at an annual rate of $171,837.

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

        As of March 8, 2013, we operated 28 Granite City Food & Brewery restaurants and six Cadillac Ranch All American Bar & Grill restaurants. We lease the land and building at all but three of these restaurants. At our Fargo, South Bend and Indianapolis locations, we own the buildings and lease the land. The majority of our existing leases are for initial terms of 10 to 20 years with options to extend. We typically lease our restaurant facilities under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, contingent rent based on sales in excess of specified amounts.

        The following table sets forth data regarding our restaurant locations as of March 8, 2013:

Location	Opened		Square Feet
St. Cloud, Minnesota	Jun-99		10,000
Sioux Falls, South Dakota	Dec-00		10,600
Fargo, North Dakota	Nov-01		9,276
Des Moines, Iowa	Sep-03		9,449
Cedar Rapids, Iowa	Nov-03		9,449
Davenport, Iowa	Jan-04		9,449
Lincoln, Nebraska	May-04		9,449
Maple Grove, Minnesota	Jun-04		9,449
East Wichita, Kansas	Jul-05		9,449
Eagan, Minnesota	Sep-05		7,600
Kansas City, Missouri	Nov-05		9,449
Kansas City, Kansas	Jan-06		9,449
Olathe, Kansas	Mar-06		9,449
West Wichita, Kansas	Jul-06		9,412
St. Louis Park, Minnesota	Sep-06		7,250
Omaha, Nebraska	Oct-06		9,000
Roseville, Minnesota	Nov-06		9,531
Madison, Wisconsin	Dec-06		9,000
Rockford, Illinois	Jul-07		9,000
East Peoria, Illinois	Oct-07		9,000
Orland Park, Illinois	Dec-07		9,000
St. Louis, Missouri	Jan-08		11,360
Ft. Wayne, Indiana	Jan-08		8,550
Toledo, Ohio	Feb-08		8,550
South Bend, Indiana	Jul-08		8,729
Indianapolis, Indiana	Feb-09		8,550
Bloomington, Minnesota	Nov-11	*	10,940
Miami, Florida	Dec-11	*	9,900
Oxon Hill, Maryland	Dec-11	*	9,389
Annapolis, Maryland	Dec-11	*	8,045
Indianapolis, Indiana	Dec-11	*	20,000
Troy, Michigan	May-12		9,830
Pittsburgh, Pennsylvania	May-12	*	10,000
Franklin, Tennessee	Feb-13		9,815

*
Represents date of acquisition of Cadillac Ranch restaurant assets.

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

        In the opinion of our management, each of our existing locations is adequately covered by insurance. For further information on property leases, please refer to "Management's Discussion and Analysis and Results of Operations—Commitments" and Note (9) to our consolidated financial statements.

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

Period	High	Low
2012
First Quarter	$2.39	$2.01
Second Quarter	$2.58	$2.00
Third Quarter	$2.45	$2.10
Fourth Quarter	$2.29	$2.07
2011
First Quarter	$6.08	$1.94
Second Quarter	$4.40	$2.75
Third Quarter	$3.33	$2.16
Fourth Quarter	$2.75	$1.80

        On March 8, 2013, there were 97 registered holders of record of our company's common stock.

        We have not historically paid any cash dividends on our common stock. We intend to retain any earnings for use in the operation of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determinations as to the declaration or payment of dividends will depend upon our financial condition, results of operations and such other factors as our board of directors deems relevant. Further, our existing loan agreements limit our ability to pay dividends.

        We did not repurchase any shares of our common stock in the fourth quarter of 2012.

        See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sale of Unregistered Securities during the Fourth Quarter of 2012

        On September 28, 2012, we issued 45,998 shares of our common stock as dividend payment to the holders of our Series A Preferred as required by the terms and conditions of such securities. The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act. The certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements. The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the SEC. No discount or commission was paid in connection with the issuance of such common stock.

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

Overview

        We operate two casual dining concepts under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®. As of March 8, 2013, we operated 28 Granite City restaurants and six Cadillac Ranch restaurants in 16 states. We plan to open two additional Granite City restaurants in 2013. The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City's award-winning signature line of hand-crafted beers finished on-site. The extensive menu features moderately priced favorites served in generous portions. Granite City's attractive price point, high service standards, and great food and beer combine for a memorable dining experience. Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment. Patrons enjoy a warm, Rock N' Roll inspired atmosphere, with plenty of room for friends, music and dancing. The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

        Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations. In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Although negative trends in consumer spending within the casual dining sector appear to be easing, many consumers continue to dine out less frequently than in the past and/or have decreased the amount they spend on meals while dining out. To offset the negative impact of decreased sales, we continue to seek to renegotiate the pricing of various aspects of our business. We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic. We believe these initiatives contributed to the increase in sales in fiscal year 2012 over fiscal year 2011.

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

        We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations. All references to "2012" and "2011" within the following discussion represent the fiscal years ended December 25, 2012 and December 27, 2011, respectively. Fiscal years 2012 and 2011 each consisted of 52 weeks. Our fiscal year ended December 25, 2012 included 1,675 operating weeks, which is the sum of the actual number of weeks each restaurant operated. Our fiscal year ended December 27, 2011 included 1,360 restaurant weeks. We provide the statistical measure of restaurant weeks to enhance the comparison of revenue from period to period as changes occur in the number of restaurants we are operating.

        Our restaurant revenue is comprised almost entirely of the sales of food and beverages. We also obtain a small percentage of revenue from cover charges, banquet or private dining room rentals and the sale of retail items. Such sales make up approximately one percent of total revenue. Product costs include the costs of food, beverages and retail items. Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees. Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs. Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our new restaurant opening team, cash and non-cash rent costs incurred during the construction period and certain other direct costs associated with opening new restaurants. General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent. Acquisition costs are expenses related to due diligence performed as part of the acquisition of assets. Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives. Interest expense represents the cost of interest expense on debt and capital leases net of interest income on invested assets.

Results of Operations as a Percentage of Sales

        The following table sets forth results of our operations expressed as a percentage of sales for fiscal years 2012 and 2011.

	Fiscal Year Ended
	December 25, 2012	December 27, 2011
Restaurant revenue	100.0%	100.0%
Cost of sales:
Food, beverage and retail	27.1	27.3
Labor	32.9	34.3
Direct restaurant operating	15.0	15.3
Occupancy	8.3	7.7

Total cost of sales	83.3	84.5

Pre-opening	0.9	0.1
General and administrative	8.0	8.8
Acquisition costs	0.6	0.9
Depreciation and amortization	6.1	6.4
Exit or disposal activities	0.1	(0.1)
Loss on disposal of assets	0.4	0.2

Operating income (loss)	0.7	(0.8)

Interest:
Income	0.0	0.0
Expense	(4.1)	(4.1)

Net interest expense	(4.1)	(4.1)

Net loss	(3.4)%	(4.9)%

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

        Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the termination date. There is potential for variability in our "rent holiday" period which begins on the date we take possession of the leased premises and ends on the date the restaurant opens, during which no cash rent payments are typically due. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater pre-opening rent expense recognized during the rent holiday period.

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

Recently Issued Accounting Standards

        In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This update amends ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

        In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB ASU 2010-22 (SEC Update)" in ASU No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements" in ASU No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification ("ASC"). These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

Results of Operations for the Fiscal Years Ended December 25, 2012 and December 27, 2011

Revenue

        We generated $120,931,643 and $93,222,655 of revenue during fiscal years 2012 and 2011, respectively, an increase of 29.7%. Approximately $21,650,647 of such increased revenue was generated from the Cadillac Ranch restaurants we acquired between November 4, 2011 and May 31, 2012. Comparable restaurant revenue, which we define as revenue from restaurants in operation over 18 months, includes 26 of our Granite City restaurants but none of our Cadillac Ranch restaurants. Comparable restaurant revenue increased 2.6% from 2011 to 2012. The average weekly revenue per restaurant at our comparable restaurants increased $1,751 from $68,437 in 2011 to $70,188 in 2012.

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

Restaurant Costs

Food and beverage

        Our food and beverage costs, as a percentage of revenue, decreased 0.2% to 27.1% in 2012 from 27.3% in 2011. While we experienced some cost increases, primarily fish, chicken and beer, such increases were offset by decreases in other protein, wine, liquor and retail products. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences. We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences. Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our specials which provide variety and value to our guests. Our varieties of craft brewed beer, which we believe we can produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty. We anticipate increases in commodity prices in 2013. While we will seek to offset such increases with new menu offerings and specials, we expect our food and beverage costs as a percent of revenue to increase approximately two percentage points in 2013.

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

        Our labor costs, as a percentage of revenue, decreased 1.4% to 32.9% in 2012 from 34.3% in 2011. Although we experienced a slight increase in insurance, performance compensation and labor relating to the security and janitorial services we brought in-house at a number of our locations, virtually all other labor costs decreased year over year. Non-cash stock-based compensation decreased $122,628 from $251,162 in 2011 to $128,534 in 2012.

        We expect that benefit costs will increase as new health insurance regulations are implemented. Additionally, we expect labor costs will vary as minimum wage laws, local labor laws and practices, and unemployment rates vary from state to state, as will hiring and training expenses. We believe that retaining good employees and more experienced staff ensures high quality guest service and may reduce hiring and training costs.

Direct restaurant operating

        Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable. Our direct restaurant operating expense, as a percentage of revenue, decreased 0.3% to 15.0% in 2012 from 15.3% in 2011. While we experienced cost increases in maintenance and repair, security service and janitorial supplies, those cost increases were offset by cost decreases in marketing, utilities, and credit card discounts.

        We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

        Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.6% as a percentage of revenue to 8.3% in 2012 from 7.7% in 2011. The primary source of the increase was the non-cash difference between our current rent payments and straight-line rent expense over the initial lease term which is included in occupancy costs. This non-cash rent expense was $377,337 in 2012 and $(158,979) in 2011. The credit balance in 2011 was due to the rental abatement agreements entered into for two of our restaurants. Pursuant to such agreements, we wrote off approximately $307,000 of rent expense we had recorded but withheld during negotiations.

        While fixed rent has decreased as a percentage of revenue due to the higher revenue base, we have seen an increase of $1,143,920 in fixed rent expense year over year due in part to the nature of our Cadillac Ranch leases. Each Cadillac Ranch lease is considered an operating lease in which all lease expense is included in occupancy expense. In contrast, the majority of our Granite City leases are capital leases in which a portion of the lease expense is recorded as occupancy expense while the remainder is recorded as interest expense and reduction of liability. Additionally, the majority of our leases include a provision for additional rent based upon restaurant sales. As such, with our increased revenue base, our percentage rent has increased as well.

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

        In 2012, our pre-opening costs were related to our restaurant in Troy, Michigan which opened in May 2012 and our restaurant in Franklin, Tennessee which opened in February 2013. In 2011, such costs were related to the Troy, Michigan restaurant.

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

        General and administrative expense increased $1,527,396 to $9,714,095 in 2012 from $8,186,699 in 2011. As a percentage of revenue, general and administrative expenses decreased 0.8% from 8.8% in 2011 to 8.0% in 2012 due to the higher revenue provided primarily by the Cadillac Ranch and Troy, Michigan restaurants. Employee compensation, travel and occupancy expense increased general and administrative cost due primarily to the addition of several key members of management in connection with our May 2011 transaction with Concept Development Partners LLC ("CDP"), our majority shareholder, as well as additional personnel and travel expense related to the addition of our six

Cadillac Ranch restaurants. Aggregate non-cash stock-based compensation for employees and non-employee board members was $181,295 and $569,286 in 2012 and 2011, respectively. While we expect similar general and administrative expenses in future months, we believe that the benefit of restaurant, menu and food upgrades and future restaurant unit growth will help to reduce general and administrative expenses as a percentage of revenue.

        As we seek new ways to build revenue, we will continue to closely monitor our general and administrative costs and attempt to reduce these expenses as a percentage of revenue while preserving an infrastructure that remains suitable for our current operations. With our growth plans, we will need to recruit additional personnel to provide continued oversight of operations. To the extent our turnover increases above our expectations, additional costs could be incurred in our recruiting and training expenses.

Depreciation and Amortization

        Depreciation and amortization expense increased $1,407,765 to $7,405,705 in 2012 from $5,997,940 in 2011. As a percentage of revenue, depreciation and amortization expense decreased 0.3% to 6.1% in 2012 from 6.4% in 2011, indicating that revenue generated from our new locations more than offset the related increase in depreciation expense. We anticipate depreciation expense will increase as we open additional restaurants and complete enhancements at selected restaurants, including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times during peak periods.

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

Interest

        Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand. Net interest expense increased $1,058,869 to $4,911,425 in 2012 from $3,852,556 in 2011. This increase was due to the increase in the amount borrowed to acquire our six Cadillac Ranch restaurants. We expect our interest expense will increase as we utilize our credit facility to build new Granite City restaurants in select markets, add space through physical enhancements at key existing restaurant locations and improve operational efficiencies through upgraded technology.

Liquidity and Capital Resources

        As of December 25, 2012, we had $2,566,034 of cash and a working capital deficit of $8,905,723 compared to $2,128,299 of cash and a working capital deficit of $9,277,408 at December 27, 2011. As of March 8, 2013, we had additional cash availability of $4.0 million under our line of credit facility with the Bank.

        During the year ended December 25, 2012, we obtained $4,038,847 of net cash in operating activities and $14,570,584 of net cash through financing activities. The funds from financing activities were made up of $11,807,171 in proceeds from a credit facility with the Bank, $6,550,398 of net cash from the issuance of common stock and $4,000,000 in proceeds from the sale leaseback of our Troy, Michigan property, offset in part by payments we made on our other debt and capital lease obligations aggregating $7,179,983, cash used for debt issuance costs in the amount of $201,995 and $405,007 of cash in payment of dividends on our preferred stock. We used $18,171,696 of cash to purchase property and equipment, including approximately $5.8 million to purchase the assets of four Cadillac Ranch restaurants, including intellectual property, approximately $3.7 million for construction and equipment for our Troy, Michigan restaurant, approximately $3.8 million for construction and equipment related to our Franklin, Tennessee restaurant, approximately $0.7 million related to the Indianapolis, Indiana and Lyndhurst, Ohio locations we plan to open in 2013 and approximately $4.0 million for upgrades and improvements on our existing restaurants.

        During the year ended December 27, 2011, we obtained $6,414,541 of net cash through financing activities. Such funds were made up of $9.0 million in cash proceeds from the sale of Series A Preferred, the receipt of $10.5 million in proceeds from a credit facility with the Bank and $101,320 of cash from the exercise of options and warrants, offset in part by payments we made on our debt and capital lease obligations aggregating $2,635,609, $7,050,000 of cash used to repurchase 3,000,000 shares of our common stock from DHW, $2,933,828 of cash for costs associated with the CDP transaction, $407,592 cash used for debt issuance costs and $159,750 of cash in payment of dividends on our preferred stock. We obtained $1,867,415 of net cash in operating activities and used $9,257,977 of cash to purchase property and equipment, including $2,842,894 to purchase the assets of two Cadillac Ranch restaurants, which we completed during the fiscal year ended December 27, 2011.

Change in Control

        In May 2011, we completed a preferred stock financing transaction with CDP whereby we issued $9.0 million of newly issued Series A Preferred to CDP, entered into a $10.0 million credit agreement with the Bank providing for senior credit facilities, repurchased 3,000,000 shares of common stock from DHW for approximately $7.1 million and purchased real property in Troy, Michigan from DHW for approximately $2.6 million. As a result of its purchase of Series A Preferred and its contemporaneous entry into a shareholder and voting agreement with DHW, CDP acquired a controlling interest in our company. Under such shareholder and voting agreement and related irrevocable proxy, CDP has the right to nominate five members of our board, DHW has the right to nominate two members of our board, and CDP has voting power over DHW's shares. CDP and DHW have also agreed to vote for each others' nominees. As of March 8, 2013, CDP beneficially owned approximately 78.5% of our common stock. CDP is majority-owned by an affiliate of CIC Partners' fund, CIC II LP, and CDP Management Partners, LLC.

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

        As of March 8, 2013, given CDP's ability to convert its preferred stock to common stock, its receipt of dividends in the form of common stock on such preferred stock, its purchase of 3,125,000 shares of our common stock, and its right to vote all of the shares of common stock owned by DHW under a shareholder and voting agreement with DHW, CDP beneficially owned 11,069,080 shares of our common stock, representing approximately 78.5 percent of our common stock. As a result of the pre-conversion limitation on voting the preferred stock, the foregoing beneficial ownership represents the power to cast 7,406,740 votes, representing approximately 71.0 percent of our voting securities.

Credit Agreement

Entry into Credit Facility

        In May 2011, we entered into a $10.0 million credit agreement with the Bank, collateralized by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired. The credit agreement, as amended through the first quarter of 2012, provided for a term loan in the amount of $5.0 million which was advanced on May 10, 2011, a term loan in the amount of $5.0 million which was advanced on December 30, 2011, and a line of credit in the amount of $10.0 million. On June 26, 2012, we entered into a sixth amendment to our credit agreement with the Bank. Pursuant to the sixth amendment, the line of credit was increased by $2.0 million to $12.0 million and the date on which the line of credit will convert to a term loan was extended one year to December 31, 2013, with quarterly principal payments commencing March 31, 2014. Prior to the sixth amendment, the credit agreement would have required us to pay down one of our term loans by 25% of the net proceeds received from the issuance of our common stock to CDP in June 2012. Under the sixth amendment, the required term loan repayment was decreased to $1.0 million. Such payment was made on June 28, 2012. As a result of the sixth amendment, the total credit facility increased to $21.0 million. On July 24, 2012, we paid down $4.0 million on the line of credit to lower our interest expense. As of March 8, 2013, we had $8.0 million outstanding on the line of credit.

        The term and credit line loans bear interest at our option at (a) a fluctuating per annum rate equal to (i) a base rate plus 3.5% per annum or (ii) LIBOR plus 6.0% per annum, and (b) the term loan interest may also be paid at a fixed rate of 6.75%. Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans). We pay a line of credit commitment fee equal to the difference between the total line of credit commitment and the amount outstanding under the line of credit, plus outstanding letters of credit equal to either 0.50% of the unused line if the outstanding balance of the line is equal to or less than 50% of the total line of credit commitment, or 0.375% of the unused line of credit commitment (if the outstanding balance of the line of credit is greater of the total line of credit commitment). The credit agreement contains various financial covenants, including:

  •
  the maintenance of a maximumleverage ratio of 4.85 for the quarter ended December 25, 2012 and the last day of each fiscal quarter ending thereafter;

  •
  as of the last day of any fiscal quarter, we may not permit our senior leverage ratio to be greater than 3.25;

  •
  as of the last day of each fiscal quarter, we must maintain a ratio of not less than 1.20 of adjusted EBITDA for the four fiscal quarters then ended to fixed charges; and

  •
  our company and our subsidiaries may not make capital expenditures for any fiscal year commencing with the fiscal year ending December 25, 2012 in excess of $10,000,000, subject to carryovers of up to $2,500,000 of an unutilized portion of the prior year limitation.

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

Cadillac Ranch Asset Acquisitions

Master Asset Purchase Agreement and Acquisitions

        In November 2011, we entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name "Cadillac Ranch All American Bar & Grill." Pursuant to the master asset purchase agreement, as amended, we acquired the following Cadillac Ranch restaurant assets in November and December 2011:

	Fair Value of Assets Purchased	Date Acquired
Mall of America (Bloomington, MN)	$1,400,000	11/4/2011
Kendall (Miami, FL)	$1,442,894	12/21/2011
Indy (Indianapolis, IN)	$800,948	12/30/2011
Annapolis (Annapolis, MD)	$1,350,000	12/30/2011
National Harbor (Oxon Hill, MD)	$1,174,600	12/30/2011
Intangible assets (intellectual property)	$1,538,729	12/30/2011

        In January 2012, our company and the sellers of the Cadillac Ranch restaurant assets entered into an asset purchase agreement pursuant to which we agreed to purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000. This asset purchase closed in May 2012.

        In conjunction with acquiring these assets, we assumed the leases for the property at the six restaurant locations. The terms range from two to twelve years, each with options for additional terms, and the leases have been classified as operating leases.

Terminated Acquisitions

        In January 2012, we notified the selling parties that we had terminated our obligation to buy the Cadillac Ranch restaurant assets of 3720 Indy, LLC ("Keystone"), the restaurant then under construction in Indianapolis, Indiana, based on, among other matters, the parties' failure to close by January 13, 2012, as provided in the master asset purchase agreement, as amended; the parties' failure to agree upon and enter into a separate asset purchase agreement for the purchase of the assets of Keystone; and the fact that, as of January 13, 2012, our board of directors had not approved the purchase of the assets, our lender had not approved or funded the acquisition, and we were not satisfied with the results of our due diligence investigation of the proposed asset acquisition.

        Under the master asset purchase agreement, as amended, the purchase of the Cadillac Ranch restaurant assets of CR Florida, LLC ("Hallendale"), in Hallendale Beach, Florida, was subject to the approval of our board of directors in its sole business discretion. In January 2012, our board determined not to approve the purchase of the Hallendale assets.

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

Rent Reduction Agreements:

        In 2011, we entered into rent-reduction agreements with certain of our landlords. In consideration of such rent reductions, we issued five-year warrants to purchase our common stock to such landlords. At the time of issuance, the aggregate number of shares underlying such warrants aggregated 40,000 and the exercise price was $3.32 per share. The value of these warrants of $95,465 is being amortized over the underlying lease terms.

        In 2011, Dunham Capital Management, L.L.C. ("DCM") entered into a lease restructuring and option agreement with our company pursuant to which DCM agreed to reduce fixed rents on six leases by $300,000 per year. DCM and GC Rosedale, L.L.C. further agreed that to the extent DHW sells additional shares of our common stock or otherwise reduces its loans to banks, the aggregate of rents due on such six leases will be decreased ratably by $0.0425 for every dollar of proceeds from DHW's sales of common stock owned by DHW or, without duplication, for each dollar of principal amount that the DHW Loans are decreased. The aggregate amount of such additional reductions resulting from such stock sales may not exceed $297,500 per year.

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

Sale Leaseback Agreement:

        In October 2011, we entered into a sale leaseback agreement with Store Capital Acquisitions, LLC ("Store Capital") regarding the Granite City restaurant in Troy, Michigan. In May 2012, pursuant to the agreement, as amended, Store Capital purchased the property and improvements for $4.0 million. Upon the closing of the sale, we entered into an agreement with Store Capital whereby we are leasing the restaurant from Store Capital for an initial term of 15 years at an annual rental rate of $370,000. Such agreement includes options for additional terms and provisions for rental adjustments. We invested approximately $5.0 million in this site and subsequently sold it for $4.0 million, resulting in a loss of approximately $1.0 million. Our management evaluated the fair value of the property and determined it to be equal to book value, and therefore we recorded such loss as a deferred loss which will be amortized over the life of the lease, pursuant to the sale leaseback guidance of ASC 840 Leases.

Lease Agreements:

        In February 2012, we entered into a 15-year lease agreement for the site upon which we built our Franklin, Tennessee Granite City restaurant. The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $158,000. We opened this restaurant on February 5, 2013.

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

Funding Operations and Expansion

        During fiscal years 2011 and 2012, we operated at a level that allowed us to fund our existing operations. We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future. We continue to pursue growth under the assumption that we will continue to generate positive cash flow from existing operations. Under such assumption, with continued access to the credit facility, proceeds from the sale-leaseback of our Troy, Michigan property, the June 2012 sale of our common stock to CDP and anticipated continued access to funds through future sale-leaseback transactions, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.

        We expect to generate additional revenue and cash flow through new restaurant growth of our Granite City concept, primarily within our existing geographic footprint. We have opened new Granite City restaurants in Troy, Michigan and Franklin, Tennessee, and expect to open new Granite City restaurants in Indianapolis, Indiana and Lyndhurst, Ohio in 2013. We are analyzing other potential new Granite City restaurant sites and expect to increase revenue through expansion. We further believe that expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

        We also seek to generate additional revenue through physical changes in some of our high volume Granite City restaurants, including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties, corporate events, and reduce wait times in peak periods. At some locations we are updating and refreshing the look of our restaurant in order to provide a better experience for the guest. We evaluate the costs of these potential capital enhancements relative to the projected revenue gains, thereby determining the expected return on investment of these potential restaurant modifications. We enhanced five Granite City restaurants through 2012 and we plan to complete five additional such modifications in 2013. As part of these enhancements, we have recorded non-cash losses related to the assets replaced that were not fully depreciated.

        We also believe we can improve the efficiency of our restaurants with table management systems and kitchen management systems designed to increase table turnover, provide a higher level of service to our customers, improve overall dining experience, increase our sales, and improve our financial condition. We have these systems fully implemented at eight of our restaurants and plan to expand the program to up to six additional restaurants in 2013.

        The above objectives assume that, in addition to continued access to the credit facility, proceeds from the sale-leaseback of our Troy, Michigan property, the sale of our common stock to CDP and continued access to funds through anticipated future sale-leaseback transactions, we continue to generate positive cash flow. If we cease generating positive cash flow, our business could be adversely affected and we may be required to alter or cease our growth, restaurant modifications and technological improvements. Our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control. If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we may require additional equity or debt financing to meet ongoing obligations. The amount of any such required funding would depend upon our ability to generate working capital.

Commitments

Capital Leases:

Property leases

        As of December 25, 2012, we operated 23 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, four in 2027 and seven in 2030, all with renewable options for additional periods. Included in this number is the lease resulting from the sale leaseback of our Troy, Michigan property described above. Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales. At the inception and the amendment date of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

  •
  We entered into a long-term debt agreement related to the building and all related improvements associated with our Indianapolis and South Bend, Indiana restaurants. While we retained approximately $1.3 million in assets collateralized by such debt, we removed approximately $3.0 million in capital lease assets and capital lease liabilities from our balance sheet.

  •
  We entered into lease amendments for eight of our restaurant leases. Pursuant to the terms of such amendments, we reduced our assets and liabilities by approximately $1.6 million each in the aggregate.

  •
  We terminated leases at two of our locations and entered into new lease agreements at each. Pursuant to the terms of such amendments, we increased our assets and liabilities by approximately $2.4 million each in the aggregate.

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

Operating Leases:

        The land portions of the 23 property leases referenced above are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, we have obligations under the following operating leases:

        In January 2001, we entered into a 20-year operating lease for the land upon which we built our Fargo, North Dakota restaurant. Under the lease terms, we are obligated to annual rent of $72,000 plus contingent rent based upon restaurant sales.

        In August 2005, we entered into a 38-month lease agreement for office space for our corporate offices. In November 2007 and again in December 2009, we entered into amendments to such lease to include additional space and rent reduction. The amended lease expired in November 2011. We rented the space on a month-by-month basis through February 2012 at which time we entered into a 46-month lease agreement for approximately 8,831 square feet of office space. Annual rent for this space is $171,837.

        In March 2006, we entered into a lease agreement for the land and building for our St. Louis Park, Minnesota restaurant. Rental payments for this lease are $154,339 annually. This operating lease expires in 2016 with renewal options for additional periods.

        We lease the land upon which we operate our restaurants in South Bend and Indianapolis, Indiana. Annual lease payments are $279,830 and $285,912, respectively, and such leases expire in 2028 and 2024, respectively. Each lease has renewal options for additional periods.

        We assumed the leases at the six Cadillac Ranch restaurants we acquired in 2011 and 2012. The terms range from two to twelve years, each with options for additional terms, and the leases have been classified as operating leases. Annual lease payments range from $137,100 to $382,900.

Employment Agreements:

        Effective January 1, 2013, we entered into new employment agreements with our Chief Executive Officer Robert J. Doran; our Chief Development Officer Dean S. Oakey (formerly our Chief Concept Officer); our Chief Financial Officer James G. Gilbertson; and our Founder, Steven J. Wagenheim (formerly our President and Founder). Each agreement is effective January 1, 2013 and provides for employment with our company through December 31, 2014. If during that time our company terminates any of these executives without cause, or one of them should terminate his agreement for good reason, each as defined in the agreements, the terminated executive is entitled to severance benefits including one year of base salary and a partial performance bonus, if earned, through the date of termination. If our company terminates the employment of Mr. Doran without cause, we have also agreed to pay him his base salary through the remainder of the agreement.

        In the event of a termination without cause of Mr. Doran following a change in control of our company, we have agreed to pay to Mr. Doran, in addition to the balance of his compensation for the remainder of the agreement and the basic one-year severance payment, an additional six months of base salary. In the event of a termination without cause of Mr. Gilbertson following a change in control of our company, we have agreed to pay to him, in addition to the basic one-year severance payment, an additional six months of base salary.

        Additional information regarding these employment agreements appears under the caption "Employment Agreements with Executive Officers" in Item 11 of this Annual Report.

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

Summary of Contractual Obligations

        The following table summarizes our obligations under contractual agreements as of December 25, 2012 and the timeframe within which payments on such obligations are due. This table does not include amounts related to contingent rent as such future amounts are not determinable. In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company coupled with a termination of employment or other unforeseeable events. Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
Contractual Obligations	Total	Fiscal Year 2013	Fiscal Years 2014 - 2015	Fiscal Years 2016 - 2017	Fiscal Years Thereafter
Long-term debt, principal	$18,777,383	$1,346,030	$15,266,941	$202,386	$1,962,027
Interest on long-term debt	2,921,435	1,269,438	1,076,102	219,749	356,147
Capital lease obligations, including interest	71,763,981	4,767,682	9,549,881	9,807,730	47,638,689
Operating lease obligations, including interest	75,631,464	5,738,910	11,793,060	11,525,779	46,573,716
Purchase contracts*	967,068	137,130	525,832	304,106	—

Total obligations	$170,061,332	$13,259,189	$38,211,816	$22,059,749	$96,530,578

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

Changes in interest rate:

        Pursuant to the terms of our credit facility agreement with the Bank, we will have a balloon payment due of approximately $13.6 million on December 31, 2014. If it becomes necessary to refinance such balloon balance, we may not be able to obtain financing at the same interest rate. The effect of a higher interest rate would depend upon the negotiated financing terms.

Changes in commodity prices:

        Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control. Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us. These commodities are generally purchased based upon market prices established with vendors. To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing. As of December 25, 2012, our future obligations under such contracts aggregated approximately $967,000.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 25, 2012, our disclosure controls and procedures were effective.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that as of December 25, 2012, our internal control over financial reporting was effective based on those criteria.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC that permit the company, as a smaller reporting company, to provide only management's report in its annual report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 25, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        The following information is reported pursuant to Item 3.01(a) and (b) of Form 8-K: On March 20, 2013, we notified the NASDAQ Stock Market ("NASDAQ") Listing Qualifications Department that our common stock is subject to delisting because our shareholders' equity of approximately $1.5 million as of December 25, 2012 was not in compliance with NASDAQ's $2.5 million shareholders' equity requirement for continued listing set forth in NASDAQ Listing Rule 5550(b)(1). Given our history of non-compliance, on March 20, 2013, we received notice from NASDAQ Listing Qualifications that trading in our common stock will be suspended at the open of business on April 1, 2013, and removed from listing thereafter, unless we appeal such determination on or before March 27, 2013. There can be no assurance that we will be able to successfully appeal the staff's determination, regain compliance with this NASDAQ continued listing requirement or maintain compliance with NASDAQ's other requirements for continued listing. If our common stock were delisted, the delisting would likely have an adverse impact on the price of our shares, the volatility of the price of our shares, and/or the liquidity of an investment in our shares.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Directors

        Our directors are elected annually, by a plurality of the votes cast, to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified. There are no familial relationships between any director or officer.

        As a result of its May 2011 purchase of $9.0 million of newly issued Series A Preferred and its contemporaneous entry into a shareholder and voting agreement with DHW Leasing, L.L.C. ("DHW"), Concept Development Partners LLC ("CDP") acquired a controlling interest in our company. Under such shareholder and voting agreement and related irrevocable proxy, CDP has the right to nominate five members of our board, DHW has the right to nominate two members of our board, and CDP has voting power over DHW's shares. CDP and DHW have also agreed to vote for each others' nominees. CDP is majority-owned by an affiliate of CIC Partners' fund, CIC II LP, and CDP Management Partners, LLC ("CDP Management"). CIC Partners is a mid-market private equity firm based in Dallas, Texas.

        In connection with the above-referenced May 2011 financing transaction, Fouad Z. Bashour, Robert J. Doran, Michael S. Rawlings, Louis M. Mucci and Michael H. Staenberg became members of our board of directors, and Mr. Doran and Dean S. Oakey became executive officers. Mr. Bashour is a founding partner of CIC Partners and its Chief Financial Officer, Mr. Doran is Managing Member and 50% owner of CDP Management, Mr. Oakey is 50% owner of CDP Management, and Mr. Rawlings is a founding partner of CIC Partners and its Vice-Chairman. Messrs. Bashour and Rawlings are investors in one or more of the CIC Partners funds invested in CDP, and Messrs. Mucci, Staenberg and Oakey are investors in one or more of the non-controlling CDP Management funds invested in CDP.

        The following table and related narrative set forth certain information concerning the members of our board of directors as of March 8, 2013.

Name	Age	Principal Occupation	Position with Granite City	Director Since	Independent Director
Robert J. Doran(1)	66	Chief Executive Officer and Director of Granite City and Managing Partner of CDP Management	Chief Executive Officer and Director	2011
Fouad Z. Bashour(1)(2)(3)	37	Founding Partner of CIC Partners	Chairman of the Board	2011	X
Charles J. Hey	77	Chairman of the Board of School Bus, Inc.	Director	2011
Joel C. Longtin(1)(2)(3)(4)	52	President and Chief Executive Officer of JKL Enterprises, Inc. and Longtin Leasing, LLC	Director	2009	X
Louis M. Mucci(3)(4)	71	Business Consultant	Director	2011	X
Michael S. Rawlings(1)	58	Mayor of Dallas and Founding Partner of CIC Partners	Director	2011	X
Michael H. Staenberg(2)(4)	58	President of The Staenberg Group and THF Realty	Director	2011	X
Steven J. Wagenheim(1)	59	Founder and Director of Granite City	Founder and Director	1997

(1)
Member of the executive committee.

(2)
Member of the compensation committee.

(3)
Member of the corporate governance and nominating committee.

(4)
Member of the audit committee.

        Pursuant to the above-referenced shareholder and voting agreement and irrevocable proxy, CDP has nominated Messrs. Bashour, Doran, Rawlings, Mucci and Staenberg for re-election as directors, and DHW has nominated Messrs. Hey and Longtin for re-election as directors.

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

        Fouad Z. Bashour, who became Chairman of the Board of Granite City in May 2011, is a founding partner of CIC Partners Firm LP ("CIC Partners") and its current Chief Financial Officer, and has been with CIC Partners and its predecessor since 1999. Prior to joining CIC Partners, he worked at The Boston Consulting Group, a leading strategy consulting firm. Mr. Bashour currently serves as Chairman of the Board of TM Restaurant Holdings (doing business as Taco Mac) and as a director of Red Mango, Inc. and Schuepbach Energy LLC. He is a former director of Bagby Energy Holdings, LP, Triumph Pacific Oil and Gas Company, Buffet Partners, L.P. (doing business as Furr's) and GreenLeaf Auto Recyclers LLC, where he served as co-chairman. Mr. Bashour brings business strategy consulting, capital markets and private equity experience to our board.

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

        Louis M. Mucci joined our board in May 2011. From February 2007 until June 2009, Mr. Mucci was a senior advisor to SMH Capital Corp., an investment banking group, a company with shares registered pursuant to Section 12 of the Securities Exchange Act of 1934. Mr. Mucci has served on the board of directors of Build-A-Bear Workshop, Inc. since November 2004. Mr. Mucci is also the "audit committee financial expert" at Build-A-Bear and serves as Audit Committee Chairman and a member of the Corporate Governance and Nominating Committee. He held the position of Chief Financial Officer at BJ's Restaurants, Inc., a public company, and served on that company's board of directors from May 2002 until September 2005. Mr. Mucci also served as an advisor to the board of directors of BJ's Restaurants through December 2008. He retired from PricewaterhouseCoopers, LLP in 2001 after 25 years as a partner with the firm. Mr. Mucci's most recent position at PricewaterhouseCoopers was Chairman of the West Coast Retail Group. In this role, he served on the firm's National Retail Executive Committee. He was also the firm's National Restaurant Leader. Mr. Mucci had also served as the West Coast Personnel and Business Development partner. He led several quality control reviews of various offices within PricewaterhouseCoopers and has extensive securities experience, including initial public offerings, registration statements and other filings, and correspondence and dialog with the SEC. He also has significant litigation support experience in acting as an accounting expert witness for his clients. Mr. Mucci is a member of the American Institute of Certified Public Accountants, Charter Global Management Accountant, the California State Society of Certified Public Accountants and the Retail Executive Forum. Mr. Mucci obtained extensive financial and accounting expertise while serving as a partner of an independent accounting firm. During his tenure as Chief Financial Officer of BJ's Restaurants, he gained additional financial and accounting expertise in addition to store operations, human resources, workers compensation, insurance, corporate administration, and strategic planning experience. Mr. Mucci brings extensive financial expertise to our board and qualifies as an "audit committee financial expert" as such term is defined under applicable SEC rules. In addition, given his experience with other consumer-focused businesses, Mr. Mucci provides valuable insights and perspectives regarding financing and operations to our board.

        Michael S. Rawlings, who joined our board in May 2011, is a founding partner of CIC Partners and its current Vice-Chairman, and has been with the firm since 2004. In June 2011, Mr. Rawlings was elected mayor of Dallas, Texas. From 1997 to 2003, Mr. Rawlings was President of Pizza Hut, Inc. Before joining Pizza Hut, he was Chief Executive Officer of DDB Needham Dallas Group (formerly Tracy-Locke), the largest marketing communications agency in the Southwest, whose clients have included Frito-Lay, Pepsi, GTE and American Airlines. Mr. Rawlings currently serves as a director of TM Restaurant Holdings (doing business as Taco Mac). He is the former Chairman of the Board of Legends Hospitality Management, LLC and a former director of Buffet Partners, Main Street Restaurant Group, Inc., Quiznos, and Signstorey, Inc. Mr. Rawlings formerly served as the City of Dallas Park and Recreation Board President and as Dallas' Homeless Czar and Chairman for the Dallas Convention & Visitors Bureau. In addition, he is on the Board of Trustees at Jesuit College Preparatory and has been an active lecturer at many universities, as well as an adjunct professor at Southern Methodist University. Mr. Rawlings brings restaurant operations and leadership, marketing and communications and private equity experience to our board.

        Michael H. Staenberg, who joined our board in May 2011, has been the President of Staenberg Group, Inc., doing business as The Staenberg Group, since he founded the company in December 2012. Mr. Staenberg has also been the President of THF Realty since he co-founded the company in September 1991. Both companies are leasing, development, and real estate management companies. THF Realty currently has over 22 million square feet of property and retail shopping centers under management. Mr. Staenberg has served as the developer of more than 100 shopping centers in over 25 states. Prior to co-founding THF Realty, Mr. Staenberg was employed as a real estate broker and served as Senior Vice President and Director of Real Estate for Leo Eisenberg Company, a national real estate development company, from 1981 to 1990. Mr. Staenberg has served on the Advisory Board of Directors of US Bank, N.A. since March 2011. Mr. Staenberg is involved with a variety of organizations, including Center for Contemporary Arts, Variety Club, St. Louis Zoo Foundation, Regional Business Council—Executives for Regional Growth and Civic Change, Jewish Community Center of St. Louis and American Society for Technion—Israel Institute of Technology and Holocaust

Museum. In addition, he has been a member of the International Council of Shopping Centers since 1976 and the Metropolitan St. Louis Board of Realtors since 1984. Mr. Staenberg brings extensive real estate leasing, development and management experience to our board.

        Steven J. Wagenheim, who served as our Chief Executive Officer from June 1997 through May 2011 and our President from June 1997 through December 2012, currently serves as our Founder and one of our directors. He has been a board member since 1997 and served as Chairman of the Board of Granite City from July 2006 to February 2009. Mr. Wagenheim has over 30 years of hospitality industry experience as a corporate executive, owner/operator, manager and consultant for hotels, resorts, and individual and multi-unit restaurant operations. Mr. Wagenheim previously served as Chief Executive Officer and principal shareholder of New Brighton Ventures, Inc., an investment holding company that formerly operated a Champps Americana restaurant in New Brighton, Minnesota. Between 1989 and 1997, Mr. Wagenheim was involved in the expansion and operations of Champps restaurants, holding positions with Champps Entertainment, Inc., Champps Development Group, Inc. and Americana Dining Corporation. Mr. Wagenheim brings three decades of hospitality industry experience to our board.

Our Executive Officers

        Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of our Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that one report on Form 4 for Mr. Longtin setting forth his open market purchase of 1,000 shares at $2.117 per share on August 8, 2012 was not filed on a timely basis.

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

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2012 and 2011. Messrs. Doran and Wagenheim, who also serve as directors, receive no additional compensation for their board service.

Name and Principal Position(a)	Year	Salary ($)(b)	Bonus ($)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	All Other Compensation ($)(f)	Total ($)
Robert J. Doran	2012	355,000	30,000	0	0	140,891	65,115	591,006
Chief Executive Officer	2011	225,289	0	2,917,500	0	0	103,257	3,246,046
Dean S. Oakey	2012	300,000	67,000	0	0	119,063	27,864	513,927
Chief Development Officer	2011	190,385	0	2,917,500	0	0	90,251	3,198,136
James G. Gilbertson	2012	225,000	35,000	0	0	89,297	4,200	353,497
Chief Financial Officer	2011	225,000	0	0	12,115	65,543	4,200	306,858
Steven J. Wagenheim	2012	300,000	0	0	0	111,125	7,655	418,780
Founder and Former President	2011	300,000	0	0	34,228	86,100	14,150	434,478

(a)
In connection with the May 2011 closing of the CDP transaction, Robert J. Doran became our Chief Executive Officer and a member of our board of directors and Dean S. Oakey became our Vice President—Chief Concept Officer. In January 2013, Mr. Oakey became our Chief Development Officer. Messrs. Doran and Oakey are control persons of CDP, which beneficially owns a majority of our common stock, and their appointments were in conjunction with that change in control. James G. Gilbertson serves as our Chief Financial Officer. Steven J. Wagenheim, our former President, serves as Founder and a director of our company.

(b)
As of January 1, 2013, our named executive officers had the following annual base salaries: Mr. Doran, $355,000; Mr. Oakey, $300,000; Mr. Gilbertson, $240,000; and Mr. Wagenheim, $225,000.

(c)
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

(d)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 25, 2012. The company used a 9.9 percent forfeiture rate assumption in fiscal year 2012.

(e)
Further information regarding our non-equity incentive plan appears below in the subsection captioned "Components of Executive Officer Compensation."

(f)
All other compensation for fiscal year 2012 was as follows:

Name	Housing Allowance	Car Allowance	Insurance	Total
Robert J. Doran	$35,076	$0	$30,039	$65,115
Dean S. Oakey	27,864	0	0	27,864
James G. Gilbertson	0	4,200	0	4,200
Steven J. Wagenheim	0	7,655	0	7,655

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

Employment Agreements with Executive Officers

        In May 2011, we entered into employment agreements with Messrs. Doran and Oakey. Each agreement provided for employment with the company through December 31, 2012, subject to extension for additional one-year terms upon the mutual agreement of our company and the executive. Each executive was entitled to severance benefits including one year of base salary if his employment had been terminated without cause or for good reason, including upon a change in control, in addition to his base salary for the remainder of the term. The agreements provided for an annual base salary, subject to increase by our board of directors, eligibility for an annual bonus of up to 50% of base salary based on achieving performance targets determined by our compensation committee, participation in our company's other employee benefit plans and expense reimbursement. Each executive also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.

        We also had employment agreements with Messrs. Wagenheim and Gilbertson. Each agreement, as amended, provided for employment with the company through December 31, 2012, subject to extension for additional one-year terms unless either our company or the executive gave notice at least 60 days before the termination date of an intent not to extend. Each executive was entitled to severance benefits including one year of base salary if his employment had been terminated without cause or for good reason, including upon a change in control, in addition to his base salary for the remainder of the term. If we had elected not to extend the executive's employment beyond December 31, 2012, or beyond the end of any applicable extension, and terminated executive's employment, such termination would have been deemed to be a termination without cause for purposes of severance benefits and the payment of his base salary through the end of the applicable term. The agreements also provided for an annual base salary, subject to increase by our board of directors, eligibility for incentive compensation as determined by our compensation committee from time to time, and participation in our company's other employee benefit plans. Each executive also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition, non-recruitment and/or non-interference provisions during the term of his employment and for a certain period thereafter.

        Between December 28, 2012 and December 31, 2012, we entered into new employment agreements with each of our named executive officers. Each agreement is effective January 1, 2013 and provides for employment with the company through December 31, 2014 (the "Term"). If, during the Term we terminate any of these executives without cause, or one of them should terminate his agreement for good reason, each as defined in the agreements, the terminated executive is entitled to severance benefits including one year of base salary and a partial performance bonus, if earned, through the date of termination. If we terminate the employment of Mr. Doran without cause, we have also agreed to pay him his base salary through the remainder of the Term.

        In the event of a termination without cause of Mr. Doran following a change in control of our company, we have agreed to pay to Mr. Doran, in addition to the balance of his compensation for the remainder of the Term and the basic one-year severance payment, an additional six months of base salary. In the event of a termination without cause of Mr. Gilbertson following a change in control of our company, we have agreed to pay to him, in addition to the basic one-year severance payment, an additional six months of base salary.

        The agreements provide for an annual base salary, which may be increased by our board of directors. The annual base salaries for such executives have been set as follows: Mr. Doran ($355,000), Mr. Oakey ($300,000), Mr. Gilbertson ($240,000), and Mr. Wagenheim ($225,000). In addition, Mr. Oakey, Mr. Gilbertson and Mr. Wagenheim are eligible for an annual bonus of up to 50% of base salary based on achieving performance targets determined by our compensation committee, as well as participation in our company's other employee benefit plans and expense reimbursement. Mr. Doran is eligible to receive a bonus of up to $200,000 based on achieving performance targets determined by our compensation committee, as well as participation in our company's other employee benefit plans and expense reimbursement. For 2013, Mr. Wagenheim is entitled to receive a minimum bonus of $75,000. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.

        In connection with his entry into his employment agreement, we also granted Mr. Gilbertson an option to purchase 20,000 shares of our common stock pursuant to the company's Long-Term Incentive Plan. If Mr. Gilbertson remains employed by our company and neither we nor Mr. Gilbertson has given the other notice of intent to terminate his employment agreement as of January 1, 2014, we will grant Mr. Gilbertson an additional option to purchase 20,000 shares of our common stock pursuant to the Long-Term Incentive Plan.

        In addition, in connection with his entry into his employment agreement, we amended Mr. Wagenheim's outstanding stock option agreements to provide that if Mr. Wagenheim's employment is terminated without cause or by him for good reason, each as defined in his employment agreement, the requirement that he exercise his options within three months following the termination of employment will not be applicable, and options not fully vested will be vested and exercisable in full. In addition, if, following the Term, we do not extend his employment agreement, the termination of Mr. Wagenheim's employment will be deemed a termination without cause for the purposes of any stock option agreement.

        The four employment agreements described above replace and supersede in full the former employment agreements that had been in place between our company and each executive.

Equity-Based Compensatory Arrangement of Concept Development Partners

        Prior to the May 2011 closing of the CDP transaction, the members of CDP entered into an amended and restated limited liability company agreement. This agreement was most recently amended and restated in conjunction with CDP's June 2012 investment in our company at which time CDP issued Class C units. Under the agreement, Messrs. Doran and Oakey, as employee members, agreed to devote substantially all of their business time and efforts to CDP and our company for as long as they are employees of CDP or our company. As consideration for the services to be rendered under such agreement, Messrs. Doran and Oakey became participants in a CDP profits interest plan pursuant to which they become vested over time in a portion of their equity interest in CDP. Messrs. Doran and Oakey became vested in 33.1 percent of CDP Management's Class B units in CDP on the May 2011 closing of the CDP transaction and an additional 22.3 percent of CDP management's Class B units in CDP on the first anniversary of such closing. Subject to continued employment, they become vested in an additional 22.3 percent of such Class B units on each of the second and third anniversaries of such closing. They would become 100 percent vested in such profits interest in the event of a change in control of CDP or our company. As a result, this profits interest, which can be depicted as set forth below, constitutes equity-based compensation paid by a third party for services rendered by Messrs. Doran and Oakey to our company.

As a consequence of these ownership interests and the vesting schedule applicable to the Class B units, the indirect increasing pecuniary interests of Messrs. Doran and Oakey in the shares of Granite City common stock held by CDP, including the shares of Granite City common stock issuable upon conversion of Granite City Series A Preferred held by CDP, is as follows:

Date	Class A Interest in CDP (#)	Class B Interest in CDP (#)	Class C Interest in CDP (#)	Total Units in CDP (#)	Total Percentage Interest in CDP (%)	Indirect Pecuniary Interest in Granite City Common Stock Held by CDP (#)
May 10, 2011	189.040	110.223	74.800	347.063	17.85	1,678,331
May 10, 2012	189.040	184.482	74.800	448.322	21.09	1,982,969
May 10, 2013	189.040	258.741	74.800	522.581	24.32	2,286,667
May 10, 2014	189.040	333.000	74.800	596.890	27.56	2,591,305

Each of Messrs. Doran and Oakey has a 50 percent interest in such securities since they are each 50 percent owners of CDP Management. The information in the foregoing table assumes no change in CDP's holdings of Granite City securities after March 8, 2013. It further presents the Class C units in CDP, which were issued in June 2012, as if such securities had been issued as of May 10, 2011.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth certain information concerning outstanding stock options held by our named executive officers as of December 25, 2012:

	Option Awards(a)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert J. Doran	0		0		N/A	N/A
Dean S. Oakey	0		0		N/A	N/A
James G. Gilbertson	29,166		0		2.00	11/29/2017
	12,500		0		1.0752	04/02/2019
	56,250	(b)	18,750	(b)	2.25	05/26/2020
	11,415	(c)	22,829	(c)	2.00	12/28/2020
Steven J. Wagenheim	5,000		0		2.00	02/13/2013
	8,333		0		2.00	10/24/2013
	25,000		0		2.00	03/15/2015
	16,666		0		2.00	02/22/2016
	16,666		0		2.00	04/13/2017
	12,500		0		1.0752	04/02/2019
	56,250	(b)	18,750	(b)	2.25	05/26/2020
	23,319	(c)	46,639	(c)	2.00	12/28/2020

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

        The potential payments for each named executive officer who is currently employed with our company were determined as part of the negotiation of each of their employment agreements, and the compensation committee believes that the potential payments for the triggering events are in line with current compensation trends. The events that would trigger a current named executive officer's entitlement to payments or other benefits upon termination or a change in control, and the value of the estimated payments and benefits, based on the annual base salaries and the new employment agreements in effect as of January 1, 2013, are described in the following table, assuming a termination date and, where applicable, a change in control date of December 25, 2012, and a stock price of $2.23 per share, which was the closing price of one share of our common stock on December 24, 2012, the last trading day of fiscal year 2012.

Name and Benefits	Involuntary Termination without Cause, or Voluntary Termination for Good Reason, not upon a Change in Control	Change in Control		Involuntary Termination without Cause, or Voluntary Termination for Good Reason, within 12 months of Change in Control(a)		Voluntary Resignation following Change in Control(a)
Robert J. Doran
Severance	$355,000	$0		$532,500		$0
Acceleration of equity awards	0	678,295	(b)	678,295	(b)	678,295	(b)
COBRA continuation payments	1,033	0		1,033		0

Total	$356,033	$678,295		$1,211,828		$678,295

Dean S. Oakey
Severance	$300,000	$0		$300,000		$0
Acceleration of equity awards	0	678,295	(b)	678,295	(b)	678,295	(b)
COBRA continuation payments	1,033	0		1,033		0

Total:	$301,033	$678,295		$979,328		$678,295

James G. Gilbertson
Severance	$240,000	$0		$360,000		$0
Acceleration of equity awards	0	0		5,251		0
COBRA continuation payments	9,858	0		9,858		0

Total:	249,858	$0		$375,109		$0

Steven J. Wagenheim
Severance	$225,000	$0		$225,000		$0
Acceleration of equity awards	10,727	0		10,727		0
COBRA continuation payments	9,858	0		9,858		0

Total:	$245,585	$0		$245,585		$0

(a)
Our Amended and Restated Equity Incentive Plan and our Long-Term Incentive Plan provide that, unless otherwise provided by our compensation committee in an award agreement, involuntary termination of any optionee in connection with a change in control will cause the immediate vesting of any unvested stock options then held by the optionee.

(b)
Under CDP's amended and restated limited liability company agreement, Messrs. Doran and Oakey would receive acceleration of their Class B units in CDP upon a change in control of Granite City, as defined in such agreement. Each of Messrs. Doran and Oakey has a 50 percent interest in such securities. Upon a change in control, the unvested indirect interest of each of Messrs. Doran and Oakey in the Granite City securities held by CDP would accelerate.

        Upon an involuntary termination without cause of Mr. Doran, he also would be entitled to receive base salary through the end of his applicable employment agreement term. Because the amount of such base salary is indeterminable, it is not included in the amounts set forth above.

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

  •
  Upon initially joining the board, each non-employee director receives a stock option to purchase common stock valued at $10,000 at an exercise price equal to the per share fair market value on the date of grant, which award is reduced and pro-rated on the basis of a 360-day year if such director is elected to the board at a time other than May 10th, and, on May 10th of each year, each non-employee director then serving on the board receives a stock option to purchase common stock valued at $10,000 at an exercise price equal to the per share fair market value on the date of grant. Initial and annual awards are subject to the following additional terms: (a) the option vests on the first anniversary of the date of grant, provided that the award recipient is then serving as a director, and (b) the option has a term of ten years. Pursuant to this policy, each non-employee director was awarded a stock option for the purchase of 4,525 shares of common stock for their service in 2012.

  •
  In addition to the foregoing annual retainer and stock option, the Chairman of the Board, if he or she is a non-employee director, receives a $15,000 annual retainer for service as chairperson, payable in quarterly installments.

  Compensation of Committee Chairs

  •
  The chairperson of the audit committee receives a $10,000 annual retainer, payable in quarterly installments.

  •
  The chairperson of the corporate governance and nominating committee receives a $5,000 annual retainer, payable in quarterly installments.

  •
  The chairperson of the compensation committee receives a $10,000 annual retainer, payable in quarterly installments.

Director Compensation Table

        Compensation of our non-employee directors during fiscal year 2012 appears in the following table. Because Messrs. Doran and Wagenheim also served as executive officers in fiscal year 2012, their compensation, including information regarding their unexercised stock options, is instead presented in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)	All Other Compensation ($)	Total ($)
Fouad Z. Bashour	$30,000	$8,671	$0	$38,671
Charles J. Hey	$15,000	$8,671	$0	$23,671
Joel C. Longtin	$25,000	$8,671	$0	$33,671
Louis M. Mucci	$30,000	$8,671	$0	$38,671
Michael S. Rawlings	$15,000	$8,671	$0	$23,671
Michael H. Staenberg	$15,000	$8,671	$0	$23,671

(a)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 25, 2012. The company used a 9.9 percent forfeiture rate assumption in fiscal year 2012.

        Those who served as non-employee directors during fiscal year 2012 held the following unexercised options at fiscal year-end 2012. Unless otherwise noted below, each such option is exercisable in full on the first anniversary of the date of grant.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Fouad Z. Bashour	3,000	0	3.55	06/14/2021
	0	4,525	2.21	05/10/2022
Charles J. Hey	5,000	0	3.3501	05/10/2016
	0	4,525	2.21	05/10/2022
Joel C. Longtin	5,000	0	1.82	10/05/2020
	25,000	0	3.49	03/17/2021
	3,000	0	3.55	06/14/2021
	5,000	0	2.10	10/05/2021
	0	4,525	2.21	05/10/2022
Louis M. Mucci	3,000	0	3.55	06/14/2021
	0	4,525	2.21	05/10/2022
Michael S. Rawlings	3,000	0	3.55	06/14/2021
	0	4,525	2.21	05/10/2022
Michael H. Staenberg	3,000	0	3.55	06/14/2021
	0	4,525	2.21	05/10/2022

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership

        The following table sets forth certain information known to us regarding beneficial ownership of our voting securities as of March 8, 2013, by (1) each person who is known to us to own beneficially more than five percent of any class of our voting securities, (2) each director, (3) each executive officer named in the summary compensation table above, and (4) all current directors and executive officers as a group. The percentage of beneficial ownership is based on 8,099,441 shares of common stock and 3,000,000 shares of Series A Preferred outstanding as of March 8, 2013. As indicated in the footnotes, shares issuable pursuant to derivative securities are deemed outstanding for computing the percentage of the person holding such derivative securities but are not deemed outstanding for computing the percentage of any other person. Except as otherwise noted below or pursuant to applicable community property laws, each person identified below has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security. Except as otherwise noted below, we know of no agreements among our shareholders that relate to voting or investment power with respect to our voting securities. Unless otherwise indicated, the address for each listed shareholder is c/o Granite City Food & Brewery Ltd., 701 Xenia Avenue South, Suite 120, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner(a)	Amount and Nature of Beneficial Ownership(a)		Percentage of Class(a)
Common Stock
Concept Development Partners LLC	11,069,080	(b)	78.5%
Charles J. Hey	1,692,687	(c)	20.8%
DHW Leasing, L.L.C.	1,666,666	(d)	20.6%
Steven J. Wagenheim	280,752	(e)	3.4%
James G. Gilbertson	128,245	(f)	1.6%
Joel C. Longtin	108,735	(g)	1.3%
Fouad Z. Bashour	3,000	(h)(i)	*
Louis M. Mucci	3,000	(h)(i)	*
Michael S. Rawlings	3,000	(h)(i)	*
Michael H. Staenberg	3,000	(h)(i)	*
Robert J. Doran	0	(h)	0%
Dean S. Oakey	0	(h)	0%
All current directors and executive officers as a group (11 persons)	2,238,089	(j)	26.3%
Series A Convertible Preferred Stock
Concept Development Partners LLC	3,000,000	(k)	100%
Charles J. Hey	0		0%
Steven J. Wagenheim	0		0%
James G. Gilbertson	0		0%
Joel C. Longtin	0		0%
Fouad Z. Bashour	0	(l)	0%
Louis M. Mucci	0	(l)	0%
Michael S. Rawlings	0	(l)	0%
Michael H. Staenberg	0	(l)	0%
Robert J. Doran	0	(l)	0%
Dean S. Oakey	0	(l)	0%
All current directors and executive officers as a group (11 persons)	0	(m)	0%

*
Represents less than one percent.

(a)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 8, 2013.

(b)
As set forth in the Schedule 13D filed on July 9, 2012 by Concept Development Partners LLC, a Delaware limited liability company ("CDP"), CIC Partners Firm LP, a Delaware limited partnership ("CIC Partners"), CIC II LP, a Delaware limited partnership ("CIC Fund II"), CIC II GP LLC, a Delaware limited liability company ("CIC II GP"), CDP-ME Holdings, LLC, a Delaware limited liability company ("CDP-ME"), and CDP Management Partners, LLC, a Delaware limited liability company ("CDP Management") (collectively, the "Reporting Persons"). CDP is a limited liability company organized under the laws of the State of Delaware and is primarily in the business of investing in the restaurant industry. CDP's board of directors consists of Fouad Z. Bashour, Michael S. Rawlings, Dean S. Oakey and Robert J. Doran. CDP is minority owned by CDP-ME and CDP Management. Both CDP-ME and CDP Management are investment companies jointly owned and managed by Messrs. Oakey and Doran. The present principal occupation of Mr. Oakey is Chief Concept Officer of Granite City, and the present principal occupation of Mr. Doran is Chief Executive Officer of Granite City. Each of CDP, CDP-ME and CDP Management has a principal place of business at 5724 Calpine Drive, Malibu, California 90265. CDP is majority owned by CIC CDP LLC, a Delaware limited liability company ("CIC CDP LLC"), which is itself a wholly-owned subsidiary of CIC Fund II. CIC Fund II is an investment fund managed by its general partner, CIC II GP, and ultimately owned and controlled by CIC Partners, a mid-market private equity firm headquartered in Dallas, Texas. The principal business of CIC CDP LLC is the investment in Granite City. The principal business of CIC Fund II is to be an investment fund in CIC Partners, and the principal business of CIC II GP is to act as the general partner of CIC Fund II. CIC Partners is jointly owned and managed by Marshall Payne, Drew Johnson, Michael S. Rawlings, Fouad Z. Bashour and James C. Smith. The present principal occupation of Messrs. Payne, Johnson, Rawlings, Bashour and Smith is serving as a director of CIC Partners, and together with CIC Partners, CIC Fund II and CIC II GP, each have a principal place of business at 500 Crescent Court, Suite 250, Dallas, Texas 75201. Messrs. Payne, Johnson, Rawlings, Bashour, Oakey and Doran, as well as CIC Partners, CIC Fund II, CIC II GP, CDP-ME and CDP Management disclaim beneficial ownership of such securities. Represents beneficial ownership of 11,069,080 shares of common stock, including 6,000,000 shares of common stock issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 3,402,414 shares of common stock, and 1,666,666 shares of common stock over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW Leasing, L.L.C. ("DHW"), dated May 10, 2011. The Reporting Persons have shared voting power over all of the reported shares and shared dispositive power over 9,402,414 shares of common stock. Prior to conversion, the holder of our Series A Preferred has 0.77922 votes per preferred share and votes with the holders of our common stock as a single class, except on matters adversely affecting the holder of our Series A Preferred as a class.

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

(d)
DHW retains the right to dispose of such shares of common stock; however, it has granted an irrevocable proxy to vote such shares of common stock to CDP. DHW's address is 230 S. Phillips Avenue, Suite 202, Sioux Falls, SD 57104.

(e)
Includes 182,053 shares of common stock purchasable by Mr. Wagenheim upon the exercise of options. Because Mr. Wagenheim may be deemed to be an indirect beneficial owner of the securities held by Brewing Ventures LLC, the number of shares of common stock reported herein as beneficially owned by Mr. Wagenheim also includes 83,125 shares of common stock beneficially owned by Brewing Ventures LLC.

(f)
Includes 120,745 shares of common stock purchasable by Mr. Gilbertson upon the exercise of options.

(g)
Includes 38,000 shares of common stock purchasable by Mr. Longtin upon the exercise of options, 838 shares of common stock purchasable by Mr. Longtin upon the exercise of a warrant, and 18,516 shares of common stock held by Mr. Longtin's spouse's IRA. Because Mr. Longtin may be deemed to be an indirect beneficial owner of the securities held by JNB Ventures LP, the number of shares of common stock reported herein as beneficially owned by Mr. Longtin also includes 2,092 shares of common stock purchasable by JNB Ventures LP upon the exercise of a warrant.

(h)
The number of shares of common stock reported herein as beneficially owned by Messrs. Bashour, Doran, Mucci, Oakey, Rawlings and Staenberg excludes the 11,069,080 shares of common stock beneficially owned by CDP. Messrs. Bashour, Doran, Mucci, Oakey, Rawlings and Staenberg disclaim beneficial ownership of such securities. Messrs. Bashour, Doran, Oakey and Rawlings, together with another individual, are managers of CDP. Since a majority of managers of CDP is required to vote or dispose of any shares of our stock, none of such individuals is deemed a beneficial owner of the common stock beneficially owned by CDP. Messrs. Mucci and Staenberg are non-controlling investors in one or more of the funds invested in CDP.

(i)
Represents shares of common stock purchasable upon the exercise of options.

(j)
Includes 373,052 shares of common stock purchasable upon the exercise of options and 23,951 shares of common stock purchasable upon the exercise of warrants (including 2,092 shares of common stock purchasable by JNB Ventures LP). Also includes shares of common stock beneficially owned by Brewing Ventures LLC and Mr. Longtin's spouse's IRA. Excludes shares of common stock beneficially owned by CDP.

(k)
CDP's address is 5724 Calpine Drive, Malibu, CA 90265.

(l)
The number of shares of Series A Preferred reported herein as beneficially owned by Messrs. Bashour, Doran, Mucci, Oakey, Rawlings and Staenberg excludes the 3,000,000 shares of Series A Preferred held by CDP. Messrs. Bashour, Doran, Mucci, Oakey, Rawlings and Staenberg disclaim beneficial ownership of such securities. Messrs. Bashour, Doran, Oakey and Rawlings, together with another individual, are managers of CDP. Since a majority of managers of CDP is required to vote or dispose of any shares of our stock, none of such individuals is deemed a beneficial owner of the Series A Preferred held by CDP. Messrs. Mucci and Staenberg are non-controlling investors in one or more of the funds invested in CDP.

(m)
Excludes shares of Series A Preferred held by CDP.

Equity Compensation Plan Information

        The following table provides information as of the end of fiscal year 2012 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,066,137		$2.31	295,350	(1)
Equity compensation plans not approved by security holders	260,481	(2)	$2.01	0

Total	1,326,618		$2.25	295,350

(1)
Represents 295,350 shares remaining available for future issuance under our Long-Term Incentive Plan.

(2)
Represents (a) an aggregate of 3,333 shares of common stock underlying now-expired ten-year options exercisable at $14.70 per share issued on February 11, 2003 to a former executive officer who also served as a director; (b) an aggregate of 203,816 shares of common stock underlying five-year warrants exercisable at a weighted average per-share price of $1.94 issued between February 7, 2009 and May 11, 2011 to certain of our landlords; and (c) an aggregate of 53,332 shares of common stock underlying five-year warrants exercisable at $1.52 per share issued to a bridge lender of which a former director is a member and in which such former director has a beneficial interest on March 30, 2009.

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

  Transactions with CDP

          In May 2011, we completed a preferred stock financing transaction with CDP whereby we issued $9.0 million of newly issued Series A Preferred to CDP, entered into a $10.0 million credit agreement with the Bank providing for senior credit facilities, repurchased 3,000,000 shares of common stock from DHW for approximately $7.1 million, and purchased real property in Troy, Michigan from DHW for approximately $2.6 million. DHW beneficially owned a majority of our common stock from October 2009 to May 2011. As a result of its purchase of Series A Preferred and its contemporaneous entry into a shareholder and voting agreement with DHW, CDP acquired a controlling interest in our company. Under such shareholder and voting agreement and related irrevocable proxy, CDP has the right to nominate five members of our board, DHW has the right to nominate two members of our board, and CDP has voting power over DHW's shares. CDP and DHW have also agreed to vote for each others' nominees. As of March 8, 2013, CDP beneficially owned approximately 78.5% of our common stock. CDP is majority-owned by an affiliate of CIC Partners' fund, CIC II LP, and CDP Management Partners, LLC ("CDP Management"). CIC Partners is a mid-market private equity firm based in Dallas, Texas.

          In connection with the above-referenced May 2011 financing transaction, Fouad Z. Bashour, Robert J. Doran, Michael S. Rawlings, Louis M. Mucci and Michael H. Staenberg became members of our board of directors, and Mr. Doran and Dean S. Oakey became executive officers. Mr. Bashour is a founding partner of CIC Partners and its Chief Financial Officer, Mr. Doran is Managing Member and 50% owner of CDP Management, Mr. Oakey is 50% owner of CDP Management, and Mr. Rawlings is a founding partner of CIC Partners and its Vice-Chairman. Messrs. Bashour and Rawlings are investors in one or more of the CIC Partners funds invested in CDP, and Messrs. Mucci, Staenberg and Oakey are investors in one or more of the non-controlling CDP Management funds invested in CDP.

          On June 10, 2012, we entered into a stock purchase agreement with CDP, then the beneficial owner of approximately 72.1% of our common stock. Under the stock purchase agreement, we issued 3,125,000 shares of newly issued common stock to CDP at a price per share of $2.08, such price representing the consolidated closing bid price per share on June 8, 2012. We obtained gross proceeds of approximately $6.5 million upon closing of the transaction.

Transactions with DHW

Overview

        From October 2009 until May 2011, DHW, an entity then controlled by the late Donald A. Dunham, Jr. and Charles J. Hey, beneficially owned approximately 64% of our common stock. DHW had historically been our primary source of financing for furniture, fixtures and equipment. In May 2011, we repurchased 3,000,000 shares of common stock from DHW for approximately $7.1 million pursuant to a stock repurchase agreement. Following such repurchase, DHW beneficially owned 1,666,666 shares, or approximately 35.8%, of our common stock. As of March 8, 2013, DHW beneficially owned approximately 20.8% of our common stock. CDP has voting power over such shares pursuant to the above-referenced shareholder and voting agreement and irrevocable proxy between CDP and DHW.

        Mr. Dunham, then one of two principals of DHW, managing member of DCM and 70% owner of Dunham Equity Management, L.L.C. ("DEM"), became one of our directors in October 2009 and served on our board until May 2011. Mr. Hey, the other principal of DHW, became one of our directors in June 2010 and served on our board until May 2011. Mr. Hey was re-elected to our board in October 2011.

Real Estate Interests

        DCM and DEM are entities that either are the landlord or the general partner in various limited partnerships that own real estate leased to our company. Mr. Dunham's estate also owns a limited partnership interest in two of the limited partnerships that own real estate leased to our company. Mr. Hey, as an individual, also owns a limited partnership interest in five of the limited partnerships that lease real estate to our company. In particular, as of March 8, 2013, Mr. Hey held interests, directly and indirectly, in the leases of certain of our restaurants, as follows:

	Location/Address	Owner/Landlord Name	General Partner	Dunham Estate's Percentage	Hey Percentage	Annual Base Rent
1	Granite City—Lincoln, NE	GC Lincoln LP	DEM	10%	13.5%	$105,200	(1)
	6150 "O" Street, Lincoln, NE
2	Granite City—Wichita, KS	GC Wichita LP	DCM	26.86%	0%	$226,800
	2244 N. Webb Road, Wichita, KS
3	Granite City—Zona Rosa, MO	GC Holdings LP	DEM	24.89%	6.26%	$298,200
	8461 Prairie View Road,
	Kansas City, MO
4	Granite City—Olathe, KS	GC Olathe LP	DEM	17.61%	9.69%	$290,400
	15085 W. 119th Street,
	Olathe, KS
5	Granite City—Omaha, NE	GC Omaha LP	DEM	40%	7.5%	$190,000	(1)
	1001 N. 102nd
	Street, Omaha, NE
6	Granite City—Rosedale, MN	GC Rosedale, L.L.C.	Single member LLC(2)	100%	0%	$100,175	(1)
	10 Rosedale Center,
	Roseville, MN
7	Granite City—Creve Coeur, MO	DCM	Single member LLC	100%	0%	$155,859	(1)
	11411 Olive Street Rd.,
	St. Louis, MO

	Location/Address	Owner/Landlord Name	General Partner	Dunham Estate's Percentage	Hey Percentage	Annual Base Rent
8	Granite City—Fort Wayne, IN	DCM	Single member LLC	100%	0%	$169,779	(1)
	3809 Coldwater Road,
	Fort Wayne, IN
9	Granite City—West Towne	DCM	Single member LLC	100%	0%	$63,180	(1)
	66 West Towne Mall,
	Madison, WI
10	Granite City—Maumee, OH	DCM	Single member LLC	100%	0%	$169,670	(1)
	2300 Village Drive West, #130, Maumee, OH
11	Granite City—Cherryvale—Rockford, IL	DCM	Single member LLC	100%	0%	$164,675	(1)
	7140 Harrison Ave, Rockford, IL
12	Granite City—East Peoria, IL	GC Peoria, L.L.C.	N/A	(3)	(3)	$515,130
	230 Conference Center Drive, E. Peoria, IL

(1)
A DHW affiliate is a party to a land lease for this location. Rent due to the land lease landlord is generally paid by our company directly to the land lease landlord. These amounts are not included in the annual base rent presented herein.

(2)
Mr. Dunham's estate owns 100% of GC Rosedale, L.L.C.

(3)
Peoria Holdings, LP owns 50% of GC Peoria, LLC. DEM is the general partner of and owns 10% of Peoria Holdings LP. Mr. Dunham's estate owns a 12.85% limited partnership interest in Peoria Holdings, LP. Mr. Hey owns a 6.43% limited partnership interest in Peoria Holdings, LP.

Acquisition of Certain Restaurant Improvements

        In August 2010, we reached an agreement with DCM, the landlord at our South Bend, Indiana and Indianapolis, Indiana restaurant locations, and its lender, First Midwest Bank, or First Midwest, to acquire ownership of improvements leased by DCM to our company at these leased locations. The total amount of DCM debt on these improvements approximated $1.8 million. We agreed to acquire ownership of such improvements by assuming $1.35 million of DCM's debt to First Midwest, paying $429,000 of DCM's remaining obligation to First Midwest, assuming DCM's obligations under the ground leases for those locations and indemnifying DCM for losses relating to the ground leases after the date of our assumption of the ground leases. The total purchase price we will pay is based upon a 20-year amortization, with a balloon payment due January 1, 2018. This debt requires the payment of interest at 5% per year until July 1, 2015, at which time the interest rate adjusts to the then market rate, but not to exceed 7% per year. During fiscal year 2012, the largest aggregate amount of principal outstanding on our debt due First Midwest was $1,292,135, and we paid $43,463 towards principal and $63,450 towards interest. As of March 8, 2013, the amount of principal outstanding due First Midwest was $1,237,288. Our rent expense under this agreement includes $2,831 per month which we pay to First Midwest on behalf of DCM.

Outstanding Indebtedness

        In December 2010, we entered into an agreement with General Growth Properties and DCM to terminate the ground lease for the Rogers, Arkansas location. As part of the transaction, we agreed to make the termination payment to General Growth Properties on behalf of DCM, in the amount of $400,000. This debt requires the payment of interest and principal through August 1, 2015, at which time such debt is scheduled to be paid in full. In connection with the termination of the ground lease we also indemnified DCM for losses relating to the ground lease termination and the note evidencing the termination payment. In addition, we terminated the lease from DCM to our company and in return we agreed to pay DCM $1,005,158. This debt requires the payment of interest and principal through August 1, 2030, at which time such debt is scheduled to be paid in full. During fiscal year 2012, the largest aggregate amount of principal outstanding on our debt due DCM was $981,627, and we paid $32,792 towards principal and $48,208 towards interest, within an interest rate of 5%. As of March 8, 2013, the amount of principal outstanding due DCM under this agreement was $940,663. During fiscal year 2012, the largest aggregate amount of principal outstanding on our debt due General Growth Properties was $318,513, and we paid $80,359 towards principal and $16,630 towards interest, with an interest rate of 6%. As of March 8, 2013, the amount of principal outstanding due General Growth Properties was $218,522.

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

Right of First Refusal

        Pursuant to the above-referenced February 2011 stock repurchase agreement, DHW has granted us a right of first refusal to purchase any additional shares which DHW may determine to sell prior to the later of May 2016, or the date on which DHW has repaid in full its current obligations to its banks. Under the right of first refusal, DHW is obligated to give us written notice of such intent and we must exercise our right to purchase such shares within seven business days following a receipt of such notice, on the same terms. The purchase price for shares to be purchased in a non-public transaction will be the per share price set forth in DHW's written notice, which will be a bona fide arms-length price with a third party or, if DHW proposes to sell such shares in the public market, the purchase price will be the closing price of our common stock on the date of the notice. If we do not elect to purchase all of the common stock contained in DHW's offer notice, CDP shall have the right to purchase all or the remainder of the common stock on the terms set forth in DHW's notice.

Other Agreements

        The February 2011 stock repurchase agreement contains, or refers to, additional agreements pursuant to which (1) DHW obtained the right to appoint three observers to our board of directors, (2) we paid the reasonable legal fees of DHW's counsel in the stock repurchase transaction, including the legal and appraisal fees of DHW's banks, not to exceed $100,000 in the aggregate, (3) we amended the debt conversion agreement to provide that DHW may not sell or dispose of our shares until December 31, 2015, except as set forth in the stock repurchase agreement, (4) we terminated DHW's right to participate in future issuances of new shares, and (5) we amended our registration rights agreement with DHW to provide that DHW's registration rights were temporarily suspended.

Purchase of Troy Real Estate

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

Option to Acquire Real Estate

        In June 2011, DCM and GC Rosedale, L.L.C. granted us (i) a five-year option to acquire fee title to improvements on the leased premises for restaurants leased to us in Fort Wayne, Indiana; Creve Coeur, Missouri; Madison, Wisconsin; Roseville, Minnesota; Rockford, Illinois; and Maumee, Ohio, and (ii) the right to assume the ground leases on such properties by paying off the respective debt owed on the properties at the time as amortized to the date of exercise. DCM and GC Rosedale, L.L.C. agreed to reduce the debt owed to their lenders, which are secured by such properties, in accordance with the amortization schedule then in effect and agreed that they will not create additional debt against the properties through the end of the five-year option period. After our company assumes one or more of such ground leases, any maintenance or other capital expenditures required to be made on such properties would be made by us in accordance with the provisions of existing land leases for those properties. If upon exercise of one or more of our options to acquire title to the improvements and assume the related ground lease, a full release of DCM's or GC Rosedale, L.L.C.'s obligations, as applicable, under the applicable ground lease cannot be achieved, we have agreed to indemnify DCM or GC Rosedale, L.L.C., as applicable, against any obligation which has not been released.

Rent and Cash Flow Reductions

        In June 2011, DCM entered into lease amendments with our company pursuant to which DCM agreed to reduce fixed rents on six leases by an aggregate of $300,000 per year. The leases are for restaurants leased to us in Fort Wayne, Indiana; Creve Coeur, Missouri; Madison, Wisconsin; Roseville, Minnesota; Rockford, Illinois; and Maumee, Ohio. DCM and GC Rosedale, L.L.C. also agreed that there would be no additional common area or management charges due on the properties unless they are flow-through payments required under the respective land leases. DCM and GC Rosedale, L.L.C. further agreed that to the extent DHW sells additional shares of our common stock or otherwise reduces its loans to banks (the "DHW Loans") following the May 2011 stock repurchase transaction described below, the aggregate of rents due on the above-specified leases will be decreased ratably by $0.0425 for every dollar of proceeds from DHW's sales of common stock owned by DHW or, without duplication, for each dollar of principal amount that the DHW Loans are decreased. The aggregate amount of such additional reductions resulting from such stock sales may not exceed $297,500 per year.

Relationship and Transactions with Harmony

        In March 2011, we entered into an amendment to our bridge loan agreement with a group of accredited investors that gave Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony") the right to convert the principal balance and accrued interest on its partially convertible notes into our common stock at a conversion price of $3.00 per share. As consideration for this amendment, Harmony agreed temporarily to defer all payments of principal and interest on the notes. In May 2011, we issued 106,892 shares of common stock to each of the Harmony funds upon the conversion into equity in full of these promissory notes, which at the time aggregated $641,353 in principal and accrued interest. Prior to our entry into the bridge loan agreement and prior to becoming a member of our board of directors, Joel C. Longtin, one of our directors, purchased a 1% interest in Harmony Equity Income Fund, L.L.C. and a 1.6% interest in Harmony Equity Income Fund II, L.L.C. Mr. Longtin also is an officer in the Harmony funds.

Real Estate Interests of Other Directors

        Joel C. Longtin, one of our directors, holds a 4.17% limited partnership interest in the GC Holdings Limited Partnership, the partnership which holds the lease of our Zona Rosa, Kansas restaurant.

Consulting Services

        Darius H. Gilanfar, who served as our Chief Operating Officer until November 2011, is married to Heidi Martin Gilanfar, who served as a human resources/marketing consultant to our company through August 2011. We paid Ms. Gilanfar $86,500 and $142,500 for such services in 2011 and 2010, respectively.

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

Employment Agreements

        The terms of the employment agreements between our company and our executive officers are set forth in the Executive Compensation section of this proxy statement in the narrative following the Summary Compensation Table.

Director Independence

        Our board is comprised of a majority of "independent" directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. In this regard, our board has affirmatively determined that Messrs. Bashour, Longtin, Mucci, Rawlings and Staenberg are independent directors under that rule. Our board determined that the indirect pecuniary interests of Messrs. Bashour, Mucci, Rawlings and Staenberg in CDP, our controlling shareholder, and Mr. Longtin's ownership interest in the GC Holdings Limited Partnership did not prevent it from reaching a determination that Messrs. Bashour, Mucci, Rawlings, Staenberg and Longtin are independent. Mr. Hey, co-owner of DHW; Mr. Doran, our Chief Executive Officer; and Mr. Wagenheim, our Founder, are not independent directors.

        Our board of directors has an audit committee, a compensation committee, a corporate governance and nominating committee, and an executive committee. With the exception of the executive committee, each committee consists solely of members who are independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Rule Act 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the SEC and the IRS, respectively.

Item 14.    Principal Accountant Fees and Services.

        The following table presents fees for professional services rendered by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. for the audit of our company's annual financial statements for the fiscal years 2012 and 2011, as well as fees billed for other services rendered during those periods.

	Year Ended
	December 25, 2012	December 27, 2011
Audit fees(a)	$121,942	$130,045
Audit-related fees(b)	17,682	23,065
Tax fees(c)	52,459	27,670

Total Fees	$192,083	$180,780

(a)
Audit fees primarily include the audit of our company's financial statements and review of financial statements included in our company's quarterly reports. Additional costs in 2011 relate to the acquisition of the assets of Cadillac Ranch.

(b)
Audit-related fees primarily include the audit of our company's 401(k) plan. Additional costs in 2011 relate to the review of certain lease modifications and acquisition accounting rules.

(c)
Tax fees primarily include the preparation of federal and state income tax returns for the 2011 tax year. Additional costs in 2012 relate to new state filings requirements associated with the acquisition of the assets of Cadillac Ranch and calculation of net operating loss carryforwards due to the change in control occurring in May 2011.

        Our audit committee reviewed the audit and non-audit services rendered by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. during fiscal year 2012 and concluded that such services were compatible with maintaining the auditor's independence.

Pre-Approval Policies and Procedures

        The Audit Committee Charter requires our audit committee's pre-approval of all audit and permitted non-audit services to be performed for our company by the independent registered public accounting firm. In determining whether proposed services are permissible, our audit committee considers whether the provision of such services is compatible with maintaining auditor independence. As part of its consideration of proposed services, our audit committee may consult with management as part of the decision making process, but may not delegate this authority to management. Pursuant to a delegation of authority from our audit committee, the chair of our audit committee may pre-approve such audit or permitted non-audit services. If the chair approves any such services, any such approvals are presented to the full audit committee at the next scheduled audit committee meeting. All of the services performed by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. during fiscal year 2012 were pre-approved by our audit committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
See Index to Consolidated Financial Statements on page F-1 and Index to Exhibits on page E-1.

(b)
See Index to Exhibits on page E-1.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2013.

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

Signature	Title	Date

/s/ ROBERT J. DORAN Robert J. Doran	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2013
/s/ JAMES G. GILBERTSON James G. Gilbertson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2013
/s/ FOUAD Z. BASHOUR Fouad Z. Bashour	Chairman	March 20, 2013
/s/ CHARLES J. HEY Charles J. Hey	Director	March 20, 2013

Signature	Title	Date

/s/ JOEL C. LONGTIN Joel C. Longtin	Director	March 20, 2013
/s/ LOUIS M. MUCCI Louis M. Mucci	Director	March 20, 2013
/s/ MICHAEL S. RAWLINGS Michael S. Rawlings	Director	March 20, 2013
/s/ MICHAEL H. STAENBERG Michael H. Staenberg	Director	March 20, 2013
/s/ STEVEN J. WAGENHEIM Steven J. Wagenheim	Director	March 20, 2013

Board of Directors
Granite City Food & Brewery Ltd.
Minneapolis, Minnesota

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Granite City Food & Brewery Ltd. ("the Company") as of December 25, 2012 and December 27, 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Granite City Food & Brewery Ltd. as of December 25, 2012 and December 27, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

Minneapolis, Minnesota
March 20, 2013

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED BALANCE SHEETS

	December 25, 2012	December 27, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$2,566,034	$2,128,299
Inventory	1,488,225	974,232
Prepaids and other	1,851,264	1,524,003

Total current assets	5,905,523	4,626,534
Prepaid rent, net of current portion	134,239	191,877
Property and equipment, net	62,611,374	54,565,835
Intangible and other assets	3,115,649	1,548,171

Total assets	$71,766,785	$60,932,417

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$3,161,067	$3,545,536
Accrued expenses	8,580,588	7,729,721
Deferred rent, current portion	709,131	431,785
Line of credit, current portion	—	574,926
Long-term debt, current portion	1,346,030	873,801
Capital lease obligations, current portion	1,014,430	748,173

Total current liabilities	14,811,246	13,903,942
Deferred rent, net of current portion	4,032,159	3,717,255
Line of credit, net of current portion	8,000,000	4,925,074
Long-term debt, net of current portion	9,431,353	6,956,588
Capital lease obligations, net of current portion	33,983,725	32,266,510

Total liabilities	70,258,483	61,769,369

Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 shares issued and outstanding	30,000	30,000
Common stock, $0.01 par value, 90,000,000 shares authorized; 8,051,712 and 4,687,582 shares issued and outstanding, respectively	80,517	46,876
Additional paid-in capital	80,593,601	73,366,527
Stock dividends distributable	457	437
Retained deficit	(79,196,273)	(74,280,792)

Total shareholders' equity (deficit)	1,508,302	(836,952)

Total liabilities and shareholders' equity (deficit)	$71,766,785	$60,932,417

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 25, 2012	December 27, 2011
Restaurant revenue	$120,931,643	$93,222,655
Cost of sales:
Food, beverage and retail	32,723,253	25,408,053
Labor	39,816,861	31,993,363
Direct restaurant operating	18,162,626	14,259,739
Occupancy	9,999,277	7,133,428

Total cost of sales	100,702,017	78,794,583

Pre-opening	1,043,199	112,494
General and administrative	9,714,095	8,186,699
Acquisition costs	713,336	868,293
Depreciation and amortization	7,405,705	5,997,940
Exit or disposal activities	64,839	(139,625)
Loss on disposal of assets	482,508	149,246

Operating income (loss)	805,944	(746,975)

Interest:
Income	1,757	5,953
Expense	(4,913,182)	(3,858,509)

Net interest expense	(4,911,425)	(3,852,556)

Net loss	$(4,105,481)	$(4,599,531)

Loss per common share, basic	$(0.77)	$(2.05)

Weighted average shares outstanding, basic	6,417,488	5,642,620

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock
					Stock Dividend Payable	Stock Dividend Distributable	Additional Paid-in Capital	Accumulated Deficit	Shareholders' Equity (Deficit)
	Share	Amount	Shares	Amount
Balance at December 28, 2010			7,367,895	$73,679			$59,062,891	$(55,679,503)	$3,457,067
Compensation expense on options							1,013,529		1,013,529
Expense on warrants							95,465		95,465
Common stock issued upon exercise of options			20,843	209			43,933		44,142
Common stock issued upon exercise of warrants			35,631	356			56,821		57,177
Issuance of preferred stock	3,000,000	$30,000					15,429,758	(6,459,758)	9,000,000
Issuance of common stock to extinguish debt			213,784	2,138			639,315		641,453
Common stock repurchased			(3,000,000)	(30,000)				(7,020,000)	(7,050,000)
Costs to issue/repurchase stock							(3,235,251)		(3,235,251)
Dividends declared on preferred stock			49,429	494			159,255	(319,500)	(159,751)
Stock dividends distributable					43,679	$437	100,811	(202,500)	(101,252)
Net loss								(4,599,531)	(4,599,531)

Balance at December 27, 2011	3,000,000	30,000	4,687,582	46,876	43,679	437	73,366,527	(74,280,792)	(836,952)

Compensation expense on options							309,829		309,829
Common stock issued upon exercise of options			56,876	568			103,980		104,548
Dividends declared on preferred stock			182,254	1,823	(43,679)	(437)	302,356	(607,500)	(303,758)
Stock dividends distributable					45,731	457	100,795	(202,500)	(101,248)
Common stock issued, net of issuance cost			3,125,000	31,250			6,410,114		6,441,364
Net loss								(4,105,481)	(4,105,481)

Balance at December 25, 2012	3,000,000	$30,000	8,051,712	$80,517	45,731	$457	$80,593,601	$(79,196,273)	$1,508,302

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 25, 2012	December 27, 2011
Cash flows from operating activities:
Net loss	$(4,105,481)	$(4,599,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,405,705	5,997,940
Amortization of deferred loss (gain)	11,650	(25,678)
Stock warrant/option expense	309,829	820,448
Non-cash interest expense	21,924	(145,790)
Loss on disposal of assets	482,508	174,924
Gain on exit or disposal activities	—	(247,177)
Deferred rent	570,326	(937,234)
Changes in operating assets and liabilities:
Inventory	(513,993)	(78,132)
Prepaids and other	(269,623)	(653,369)
Accounts payable	(738,932)	619,497
Accrued expenses	864,934	941,517

Net cash provided by operating activities	4,038,847	1,867,415

Cash flows from investing activities:
Purchase of:
Property and equipment	(16,530,964)	(9,168,068)
Intangible and other assets	(1,640,732)	(89,909)

Net cash used in investing activities	(18,171,696)	(9,257,977)

Cash flows from financing activities:
Proceeds from line of credit	6,807,171	5,500,000
Payments on line of credit	(4,307,171)	—
Payments on capital lease obligations	(819,806)	(1,229,046)
Payments on long-term debt	(2,053,006)	(1,406,563)
Proceeds from long-term debt	5,000,000	5,000,000
Proceeds from sale leaseback	4,000,000	—
Debt issuance costs	(201,995)	(407,592)
Deferred transaction costs	—	301,425
Proceeds from issuance of preferred stock	—	9,000,000
Proceeds from issuance of common stock	6,604,549	101,320
Payments to repurchase common stock	—	(7,050,000)
Payment of cash dividends on preferred stock	(405,007)	(159,750)
Costs related to issuance of stock	(54,151)	(3,235,253)

Net cash provided by financing activities	14,570,584	6,414,541

Net increase (decrease) in cash and cash equivalents	437,735	(976,021)
Cash and cash equivalents, beginning	2,128,299	3,104,320

Cash and cash equivalents, ending	$2,566,034	$2,128,299

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,867,214	$3,681,554

Cash paid for state minimum fees	$5,350	$5,569

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments and long-term debt	$2,803,278	$2,420,889

Long-term debt incurred upon execution of lease termination agreements	$—	$1,405,158

Non-cash stock option compensation included in deferred transaction costs	$—	$193,081

Property and equipment, intangibles and deferred transaction costs included in accounts payable and accrued expenses	$354,463	$513,614

Long-term debt and accrued interest extinguished upon the issuance of stock, net of issuance costs	$—	$641,453

Capital lease liabilities incurred or extinguished upon the execution of lease amendments	$—	$1,094,055

Dividends paid on preferred stock through the issuance of common stock	$404,993	$159,750

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Background

        Granite City Food & Brewery Ltd. (the "Company") develops and operates two casual dining concepts: Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.

        Its original restaurant concept is a polished casual American restaurant known as Granite City Food & Brewery. The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site. The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets. As of December 25, 2012, the Company operated 27 Granite City restaurants. The Company opened a Granite City restaurant in Franklin, Tennessee in February 2013, and plans to open two additional Granite City restaurants in 2013. Additionally, the Company operates a centralized beer production facility which facilitates the initial stages of its brewing process. The product created at its beer production facility is then transported to the fermentation vessels at each of the Company's Granite City restaurants where the brewing process is completed. The Company believes that this proprietary brewing process enables the Company to control the quality and consistency of its beers and improves the economics of microbrewing by eliminating the initial stages of brewing and storage at each restaurant, as well as third-party distribution costs. In 2007, the Company was granted a patent by the United States Patent Office for its brewing process and in June 2010, was granted an additional patent for an apparatus for distributed production of beer.

        In the fourth quarter of fiscal year 2011, the Company purchased the assets of two Cadillac Ranch All American Bar & Grill restaurants, one at the Mall of America in Bloomington, Minnesota and one in Miami, Florida. Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment. Its patrons enjoy a warm, Rock N' Roll inspired atmosphere, with plenty of room for friends, music and dancing. The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients. During the first and second quarters of 2012, the Company purchased the assets of four additional Cadillac Ranch restaurants in Oxon Hill and Annapolis, Maryland, Indianapolis, Indiana and Pittsburgh, Pennsylvania, along with the intellectual property of Cadillac Ranch.

Principles of consolidation and basis of presentation

        The Company's consolidated financial statements include the accounts and operations of the Company and its subsidiary corporation under which its four Kansas locations are operated. By Kansas state law, 50% of the stock of the subsidiary corporation must be owned by a resident of Kansas. Granite City Restaurant Operations, Inc., a wholly-owned subsidiary of the Company, owns the remaining 50% of the stock of the subsidiary corporation. The resident-owner of the stock of that entity has entered into a buy-sell agreement with the subsidiary corporation providing, among other things, that transfer of the shares is restricted and that the resident-owner must sell his shares to the subsidiary corporation upon certain events, or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state of Kansas. The Company has entered into a master agreement with the subsidiary corporation that permits the operation of the restaurants and leases to the subsidiary corporation the Company's property and facilities. The subsidiary corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from such operations. The foregoing ownership structure was set up to comply with

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

the licensing and ownership regulations related to microbreweries within the state of Kansas. The Company has determined that such ownership structure will cause the subsidiary corporation to be treated as a variable interest entity in which the Company has a controlling financial interest for the purpose of Financial Accounting Standards Board's ("FASB") accounting guidance on accounting for variable interest entities. As such, the subsidiary corporation is consolidated with the Company's financial statements and the Company's financial statements do not reflect a minority ownership in the subsidiary corporation. Also included in the Company's consolidated financial statements are other wholly-owned subsidiaries. All references to the Company in these notes to the consolidated financial statements relate to the consolidated entity, and all intercompany balances have been eliminated.

Related parties

        In May 2011, Concept Development Partners LLC ("CDP") became the Company's controlling shareholder through its purchase of Series A Convertible Preferred Stock ("Series A Preferred") and a related shareholder and voting agreement with DHW Leasing, L.L.C. ("DHW"). As of March 8, 2013, CDP beneficially owned approximately 78.5% of the Company's common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, 3,125,000 shares of common stock purchased June 26, 2012, and 277,414 shares of common stock issued to CDP as dividends.

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

Fiscal year

        The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes. Fiscal years 2012 and 2011 consisted of 52 weeks each.

Cash and cash equivalents

        The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Amounts receivable from credit card processors are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Inventory

        Inventory, consisting of food, beverages, retail items and beer production supplies, is stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

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

Property and equipment

        Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter. Depreciation and amortization of assets are computed on the straight-line method for financial reporting purposes.

        The estimated useful lives are as follows:

Computer software	3 years
Furniture and restaurant equipment	3 - 8 years
Brewery equipment	20 years
Building and leasehold improvements	10 - 20 years

        The Company capitalizes direct and certain related indirect costs in conjunction with site selection for future restaurants, acquiring restaurant properties and other real estate development projects. These costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized, upon completion of the property, over the life of the related building and leasehold interest. Costs related to abandoned site selections are expensed at time of abandonment.

        The Company accumulates the cost of architecture fees and equipment it has purchased, but not yet placed in service in its construction-in-progress account. Such equipment includes, but is not limited to, kitchen equipment, audio visual equipment, brewing equipment, computers and technical equipment.

        Management reviews property and equipment, including leasehold improvements for impairment when events or circumstances indicate these assets might be impaired pursuant to the FASB accounting guidance on impairment or disposal of long-lived assets. The Company's management considers such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. The Company does not believe there are any unrecorded impairments with respect to its property and equipment.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Intangible and other assets

        Intangible assets are recorded at cost and reviewed annually for impairment. Included in intangible assets are trademarks for which registrations continue indefinitely. However, the Company expects that the value derived from these trademarks will decrease over time, and therefore amortizes them under the straight-line method over 20 years. Also included in intangible assets are transferable liquor licenses that were purchased through open markets in jurisdictions with a limited number of authorized liquor licenses. These liquor licenses are renewable every year if the Company complies with basic applicable rules and policies governing the sale of liquor in the respective states. As a result, the Company expects the cash flows from these licenses to continue indefinitely. Because there is an observable market for transferable liquor licenses and the Company expects them to generate cash flow indefinitely, pursuant to the FASB guidance on intangible assets, the Company does not amortize capitalized liquor licenses as they have indefinite lives. The cost of non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are not capitalized, but rather expensed as incurred. The annual renewal fees for each of the Company's liquor licenses, whether capitalized or expensed, are nominal and are expensed as incurred.

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

Revenue recognition

        Revenue is derived from the sale of prepared food, beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. When the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions, the Company periodically recognizes gift card breakage which represents the portion of its gift card obligation for which management believes the

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

likelihood of redemption by the customer is remote, based upon historical redemption patterns. Such amounts are included as a reduction to general and administrative expense.

Advertising costs

        Advertising costs are expensed as incurred. Total amounts incurred during fiscal years 2012 and 2011 were $645,637 and $455,158, respectively. Advertising costs are included as a component of direct restaurant operating expense when the costs are specific to a particular restaurant or market, or in corporate-level general and administrative expense when the costs are not specific to a given restaurant.

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

Stock-based compensation

        The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model. Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the following assumptions within the Black-Scholes option-pricing model for the fiscal years ended December 25, 2012 and December 27, 2011:

	Fiscal Year 2012	Fiscal Year 2011
Weighted average risk-free interest rate	1.6% - 2.3%	1.9% - 3.7%
Expected life of options	10 years	10 years
Expected stock volatility	89.3% - 92.8%	92.9% - 95.1%
Expected dividend yield	None	None

Income taxes

        The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on tax rates in effect in the years in which the temporary differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amounts that will more likely than not be realized. Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements. Tax years after 2008 are still open for examination.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Net loss per share

        Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared and the deemed-dividend from the beneficial conversion feature recorded, by the weighted average number of common shares outstanding during the period. The beneficial conversion feature recorded in fiscal year 2011 pursuant to FASB Accounting Standards Codification ("ASC") Topic 470-20 resulted from the issuance of convertible preferred stock with a conversion price less than the fair value of the as-converted common shares. The beneficial conversion feature is the difference between the conversion price of the preferred stock and the fair value of the common stock into which the preferred stock is convertible (as calculated under the Black-Scholes pricing model), multiplied by the number of shares into which the preferred stock is convertible. The result has no impact on the Company's cash, net loss or total shareholders' equity (deficit). However, it does increase the net loss per common share for the purpose of presenting earnings per share.

        Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective fiscal periods. Calculations of the Company's net loss per common share for the fiscal years 2012 and 2011 are set forth in the following table:

	December 25, 2012	December 27, 2011
Net loss	$(4,105,481)	$(4,599,531)
Less dividends declared	(810,000)	(522,000)
Less beneficial conversion feature	—	(6,459,758)

Net loss available to common shareholders	$(4,915,481)	$(11,581,289)

Loss per common share, basic	$(0.77)	$(2.05)

Weighted average shares outstanding, basic	6,417,488	5,642,620

        Of the net loss per common share, $(0.13) and $(0.9) was attributable to dividends declared on preferred stock for the fiscal year 2012 and 2011, respectively, and $(1.14) was attributable to the beneficial conversion feature in fiscal year 2011.

        Stock options and warrants for the purchase of 1,326,618 shares at December 25, 2012 and 1,373,926 shares at December 27, 2011, and 6,000,000 shares of common stock issuable upon conversion of Series A Preferred at each of December 25, 2012 and December 27, 2011 were not used for the calculation of loss per common share or weighted average shares outstanding on a fully diluted basis because they were anti-dilutive.

Recently issued accounting standards

        In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This update amends ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB ASU 2010-22 (SEC Update)." This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements." The amendments in this update cover a wide range of Topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2. Fair value of financial instruments

        At December 25, 2012 and December 27, 2011, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

3. Significant transactions

Cadillac Ranch asset acquisitions

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

        The acquisition of the Cadillac Ranch assets was accounted for as a business combination under ASC 805, Business Combinations. The fair value was allocated to equipment, leasehold improvements and intangible assets comprised of, in part, licenses, trade names, trademarks, trade secrets and proprietary information. The Company assessed the fair value of the assets acquired under the assumption that a typical Cadillac Ranch restaurant would be reasonably similar to a Granite City build-out, including kitchen equipment. Based on the costs of assets of its Granite City restaurants, management estimated depreciation from the time the assets were placed in service until the assets were purchased by the Company. Management believes that in the early years, the net book value of the assets at its restaurants approximates fair value. As the assets acquired were less than three years old, management valued the assets based on estimated cost less related depreciation. The fair values for acquired intangible assets were determined by management, in part, based on valuation discussions with an independent valuation specialist. The Company is amortizing the intellectual property over 20 years.

        In conjunction with acquiring these assets, the Company assumed the leases for the property at the five Cadillac Ranch restaurant locations. The terms range from two to twelve years, each with options for additional terms, and the leases have been classified as operating leases.

        In January 2012, the Company and the sellers of the Cadillac Ranch restaurant assets agreed that the Company would purchase the Cadillac Ranch restaurant operated by Pittsburgh CR, LLC in Pittsburgh, Pennsylvania for $900,000. The asset purchase closed in May 2012.

        While the assets of two Cadillac Ranch restaurant locations were acquired prior to the beginning of fiscal year 2012 and the assets of four Cadillac Ranch restaurant locations were acquired after the start of fiscal 2012, these acquisitions were all made pursuant to one master asset purchase agreement. In order to best evaluate the nature and financial effect of this transaction, the Company's management believes a pro forma presentation of the combined acquisitions is necessary. As such, the presentation below reflects the amounts of revenue and earnings of these six Cadillac Ranch restaurant locations included in the Company's consolidated income statement for the fiscal years 2012 and 2011, and the revenue and earnings of the combined entity had the acquisition date of all assets referenced above

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Significant transactions (Continued)

been December 29, 2010 (the first day of the Company's fiscal year 2011). The following unaudited pro forma disclosure does not purport to report current or future operations.

	Fiscal Year Ended
	December 25, 2012	December 27, 2011
Cadillac Ranch locations
Revenue	$21,650,647	$695,594
Earnings before taxes	$2,023,021	$90,870
Consolidated
Pro forma revenue	$122,945,979	$118,264,919
Pro forma (loss) earnings before taxes	$(3,223,459)	$(460,724)

        The supplemental pro forma earnings were adjusted to exclude $707,046 and $868,293 of acquisition-related costs incurred in fiscal years 2012 and 2011, respectively.

Issuance of preferred stock and repurchase of common stock

        In May 2011, the Company completed a transaction with CDP whereby it issued $9.0 million of newly issued Series A Preferred to CDP, entered into a $10.0 million credit agreement with Fifth Third Bank (the "Bank") providing for senior credit facilities, repurchased 3,000,000 shares of common stock from DHW for approximately $7.1 million, and purchased real property in Troy, Michigan from an affiliate of DHW for approximately $2.6 million. The credit facility with the Bank is collateralized by liens on the Company's subsidiaries, personal property, fixtures and real estate owned or to be acquired. The credit agreement, as amended, provided for a term loan in the amount of $5.0 million which was advanced on May 10, 2011, a term loan in the amount of $5.0 million which was advanced on December 30, 2011, and a line of credit in the amount of $12.0 million.

Sale of common stock

        In June 2012, the Company entered into a stock purchase agreement with CDP. Pursuant to such agreement, the Company issued 3,125,000 shares of its common stock to CDP at a price of $2.08 per share, resulting in gross proceeds to the Company of $6.5 million. The Company used $5.0 million of the net proceeds to pay down its credit facility with the Bank. The Company used the remaining net proceeds for general corporate purposes, including working capital and new restaurant construction.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and equipment

        Property and equipment, including that under capital leases, consisted of the following:

	December 25, 2012	December 27, 2011
Land	$18,000	$18,000
Buildings	40,377,546	36,983,005
Leasehold improvements	14,171,721	13,486,774
Equipment and furniture	42,696,993	34,575,705

	97,264,260	85,063,484
Less accumulated depreciation	(40,185,434)	(33,604,294)

	57,078,826	51,459,190
Construction-in-progress*	5,532,548	3,106,645

	$62,611,374	$54,565,835

*
Construction-in-progress includes the following approximate amounts for items yet to be placed in service:

	2012	2011
Prototype/Leasehold improvements/Equipment for future locations	$4,875,000	$2,995,000
Enhancements/Equipment for existing locations	$658,000	$112,000

        Interest is capitalized during the period of development based upon applying the Company's borrowing rate to the actual development costs incurred. Capitalized interest costs were $159,421 in 2012. No such costs were capitalized in 2011. Total depreciation expense was $7,139,791 and $5,915,546 in 2012 and 2011, respectively.

5. Intangible and other assets

        Intangible assets and other assets consisted of the following:

	December 25, 2012	December 27, 2011
Intangible assets:
Liquor licenses	$929,992	$849,514
Trademarks	1,774,163	217,902
Other:
Deferred loan costs	554,616	395,954
Security deposits	259,364	221,373

	3,518,135	1,684,743
Less accumulated amortization	(402,486)	(136,572)

	$3,115,649	$1,548,171

        Management estimates amortization expense of $277,652 in 2013, $205,252 in 2014 and $88,665 in each of 2015, 2016 and 2017. Total amortization expense was $265,914 and $82,394 in 2012 and 2011, respectively.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accrued expenses

        Accrued expenses consisted of the following:

	December 25, 2012	December 27, 2011
Payroll and related	$2,909,677	$2,272,731
Deferred revenue from gift card sales	3,394,965	3,186,979
Sales taxes payable	772,933	585,729
Interest	429,340	383,373
Real estate taxes	346,833	345,380
Deferred registration costs	152,452	152,452
Credit card fees	186,498	62,236
Utilities	177,044	170,869
Acquisition costs	—	210,000
Other	210,846	359,972

	$8,580,588	$7,729,721

7. Deferred rent

        Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net. This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

        Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the "build out" or "rent-holiday" period. Deferred rent also includes amounts certain of the Company's landlords agreed to defer for specified periods of time. The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement. As of December 25, 2012 and December 27, 2011, deferred rent payable consisted of the following:

	December 25, 2012	December 27, 2011
Difference between minimum rent and straight-line rent	$4,404,920	$3,975,839
Warrant fair value	(188,586)	(210,512)
Deferred lease payments	21,734	27,685
Contingent rent expected to exceed minimum rent	294,333	117,139
Tenant improvement allowance	208,889	238,889

	$4,741,290	$4,149,040

8. Long-term debt and line of credit

        In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000. The note was issued to obtain the liquor license for the Company's restaurant located in South Bend, Indiana.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term debt and line of credit (Continued)

        In the first quarter of fiscal year 2011, the Company entered into lease termination agreements regarding the restaurant in Rogers, Arkansas which it ceased operating in August 2008. Pursuant to these lease termination agreements, the Company issued a $400,000 promissory note to the mall owner and a $1.0 million promissory note to the developer, Dunham Capital Management, L.L.C. ("DCM").

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

        In June 2012, the Company entered into a sixth amendment to its credit agreement with the Bank. Pursuant to the sixth amendment, the line of credit was increased by $2.0 million to $12.0 million and the date on which the line of credit will convert to a term loan was extended one year to December 31, 2013, with quarterly principal payments commencing March 31, 2014. Prior to the sixth amendment, the credit agreement would have required the Company to pay down one of its term loans by 25% of the net proceeds received from the issuance of common stock to CDP in June 2012. Under the sixth amendment, the required term loan repayment was decreased to $1.0 million. Such payment was made in June 2012. As a result of the sixth amendment, the total credit facility increased to $21.0 million. In July 2012, the Company paid down $4.0 million on the line of credit to lower its interest expense. In the fourth quarter of 2012, the Company drew down an aggregate of $2.0 million on the line of credit to fund construction of its Franklin, Tennessee restaurant. As of March 8, 2013, the Company had $8.0 million outstanding on the line of credit.

        In May 2011, the Company paid the balance remaining on its long-term loan outstanding with First National Bank ("FNB"), an independent financial institution in Pierre, South Dakota, the proceeds of which the Company used to purchase assets at its Fargo, North Dakota restaurant. Such payment was made with the proceeds of the Company's sale of 3,000,000 shares of Series A Preferred to CDP. A second loan agreement with FNB, which was collateralized by the personal property and fixtures at the Company's Davenport, Iowa restaurant, was paid in full in January 2011.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term debt and line of credit (Continued)

        In May 2011, approximately $641,500 of the Company's indebtedness to Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C. (collectively, "Harmony"), was converted into 213,784 shares of the Company's common stock at a conversion price of $3.00 per share. Such issuance extinguished the remaining balance and accrued interest thereon of the bridge loan agreement dated March 30, 2009, as amended, with Harmony, an entity in which Joel C. Longtin, a director of the Company, has a beneficial interest. At the time of its entry into the bridge loan agreement, the Company issued to Harmony warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.

        As of December 25, 2012 and December 27, 2011, the balances, interest rates and maturity dates of the Company's long-term debt were as follows:

	December 25, 2012	December 27, 2011
South Bend (Liquor license)
Balance	$233,870	$238,114
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023
Rogers (Mall owner)
Balance	$238,154	$318,513
Annual interest rate	6.00%	6.00%
Maturity date	8/1/2015	8/1/2015
Rogers (DCM)
Balance	$948,835	$981,627
Annual interest rate	5.00%	5.00%
Maturity date	8/1/2030	8/1/2030
South Bend/Indianapolis (FMB)
Balance	$1,248,672	$1,292,135
Annual interest rate	5.00%	5.00%
Maturity date	1/1/2018	1/1/2018
Fifth Third Bank (Loan)
Balance	$8,107,852	$5,000,000
Annual interest rate	6.75%	6.75%
Maturity date	12/31/2014	12/31/2014
Fifth Third Bank (Line of Credit)
Balance	$8,000,000	$5,500,000
Annual interest rate	6.75%	6.75%
Maturity date	12/31/2014	12/31/2014

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term debt and line of credit (Continued)

        As of December 25, 2012, future maturities of long-term debt and line of credit, exclusive of interest, were as follows:

Year ending:
2013	$1,346,030
2014	1,509,655
2015	13,757,287
2016	98,578
2017	103,808
Thereafter	1,962,025

$18,777,383

        The foregoing table does not include the term notes and line of credit advances from the Bank subsequent to December 25, 2012. During the years ended December 25, 2012 and December 27, 2011, the Company incurred $1,236,237 and $429,345, respectively, in interest expense related to long-term debt. Of such interest incurred in 2012, $159,421 was capitalized during the construction period of the Company's Troy, Michigan, Franklin, Tennessee and Indianapolis, Indiana restaurants.

9. Leases

Capital leases

        As of December 25, 2012, the Company operated 23 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, four in 2027 and seven in 2030, all with renewable options for additional periods. Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales. At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases. The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

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

        During the second quarter of 2011, the Company used $369,470 of proceeds from the sale of Series A Preferred to CDP to retire the balance remaining on the equipment lease agreement with Carlton Financial Corporation concerning three of its restaurants. The value of the equipment financed at the inception of the lease was approximately $3.3 million and the annual interest rate ranged from 12.9% to 19.6%.

        During the second quarter of 2011, the Company paid approximately $8,500 to retire the lease agreement for an energy optimization system at its Maple Grove, Minnesota restaurant. At the inception of the lease, the value of the leased equipment was approximately $30,000.

        During the fourth quarter of 2011, the Company terminated leases at two of its locations and entered into new lease agreements at each. Pursuant to the terms of such agreements, the Company increased its assets and liabilities by approximately $2.4 million each in the aggregate.

        During the fourth quarter of 2011, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC ("Store Capital") regarding the Granite City restaurant in Troy, Michigan. In May 2012, pursuant to the agreement, as amended, Store Capital purchased the property and improvements for $4.0 million. Upon the closing of the sale, the Company entered into an agreement with Store Capital whereby the Company is leasing the restaurant from Store Capital for an initial term of 15 years at an annual rental rate of $370,000. Such agreement includes options for additional terms and provisions for rental adjustments. The Company invested approximately $5.0 million in this site and subsequently sold it for $4.0 million, resulting in a loss of approximately $1.0 million. Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded such loss as a deferred loss which will be amortized over the life of the lease, pursuant to the sales leaseback guidance in ASC 840 Leases.

        Included in property and equipment as of December 25, 2012 and December 27, 2011 are the following assets held under capital leases:

	December 25, 2012	December 27, 2011
Land	$18,000	$18,000
Building	38,222,913	35,772,110
Equipment and leasehold improvements	—	—

	38,240,913	35,790,110
Less accumulated depreciation	(11,636,530)	(9,731,652)

	$26,604,383	$26,058,458

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Leases (Continued)

        Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company's statements of operations.

Operating leases

        The land portions of the 23 property leases referenced above are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease. All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis. In addition to such property leases, as of December 25, 2012, the Company has obligations under the following operating leases:

        In January 2001, the Company entered into a 20-year operating lease for the land upon which the Company built its Fargo, North Dakota restaurant. Under the lease terms, the Company is obligated to pay annual rent of $72,000 plus contingent rent based upon restaurant sales.

        In August 2005, the Company entered into a 38-month lease agreement for office space for its corporate offices. In November 2007 and again in December 2009, the Company entered into amendments to such lease to include additional space and rent reduction. The amended lease expired in November 2011. The Company rented the space on a month-by-month basis through February 2012 at which time it moved its offices and entered into a 46-month lease agreement for approximately 8,831 square feet of office space. Annual rent for this space is $171,837.

        In March 2006, the Company entered into a lease agreement for the land and building for its St. Louis Park, Minnesota restaurant. Rental payments for this lease are $154,339 annually. This operating lease expires in 2016 with renewal options for additional periods.

        The Company leases the land upon which it operates restaurants in South Bend and Indianapolis, Indiana. Annual lease payments are $279,830 and $285,912, respectively, and such leases expire in 2028 and 2024, respectively. Each lease has renewal options for additional periods.

        The Company assumed the leases at the six Cadillac Ranch restaurants it acquired in 2011 and 2012. The terms range from two to twelve years, each with options for additional terms, and the leases have been classified as operating leases. Annual lease payments for five of the leases range from $240,000 to $382,900. For one of the leases, the annual lease payment is equal to 6.5% of gross restaurant sales.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Leases (Continued)

        Minimum future lease payments under all capital and operating leases as of December 25, 2012 are as follows:

Year ending:	Capital Leases	Operating Leases
2013	$4,767,682	$5,738,910
2014	4,804,916	5,873,347
2015	4,744,965	5,919,713
2016	4,849,446	5,749,378
2017	4,958,283	5,776,401
Thereafter	47,638,689	46,573,716

Total minimum lease payments	71,763,981	$75,631,465

Less amount representing interest	(36,765,826)

Present value of net minimum lease payments	34,998,155
Less current portion	(1,014,430)

Long-term portion of obligations	$33,983,725

        The foregoing table does not include leases entered into or assumed subsequent to December 25, 2012. Rental expense for the years ended December 25, 2012 and December 27, 2011 on all operating leases was $6,787,275 and $4,547,492, respectively. Included in rent expense at December 25, 2012 and December 27, 2011, was $559,998 and $200,603, respectively, of contingent rent expense based on restaurant revenue.

        At December 25, 2012, the annual implicit interest rates on the land and building leases were between 6.0% and 18.0%. The average interest rate on the building capital leases was 11.5%. Interest expense on these leases was $3,758,039 and $3,429,164 for the years ending December 25, 2012 and December 27, 2011, respectively. Total future minimum lease payments do not include contingent rent that is based on restaurant revenue.

10. Income taxes

        The income tax provision consists of the following:

	Year Ended
	December 25, 2012	December 27, 2011
Deferred income taxes:
Federal	$1,755,802	$1,691,270
State	184,941	137,090

Deferred income tax benefit	1,940,743	1,828,360

Net change to valuation allowance	(1,940,743)	(1,828,360)

Total income tax provision	$—	$—

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income taxes (Continued)

        A reconciliation of the income tax provision at the statutory rate with actual taxes provided on loss from continuing operations is as follows:

	2012	2011
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.0%	4.4%
Section 123R expense	(1.8)%	(3.6)%
All others, net	(4.2)%	(4.9)%
U.S. business tax credits	14.3%	9.9%
Valuation allowance	(47.3)%	(39.8)%
Taxes provided	0.0%	0.0%

        Temporary differences giving rise to the deferred tax asset consist primarily of the excess of share-based compensation for financial reporting purposes over the amount for tax purposes, deferred rent expensed for financial reporting purposes but expensed when paid for tax purposes, other future deductible items expensed for financial reporting purposes but expensed when paid for tax purposes, general business credit carryforwards and net operating loss carryforwards. Temporary differences giving rise to the deferred tax liability consist primarily of small wares capitalized for financial reporting purposes but expensed for tax purposes.

        For income tax return purposes, the Company had federal net operating loss carryforwards of approximately $40,624,000 and $39,196,000 as of December 25, 2012, and December 27, 2011, respectively. The Company also had federal general business credit carryforwards of approximately $5,848,000 and $4,876,000, respectively. These carryforwards are limited due to changes in control of the Company during 2009 and 2011 and, if not used, portions of these carryforwards will begin to expire in 2020. As a result of these limitations, the carryforwards for federal net operating losses, credits, and other items is limited to approximately $15,811,000 and $13,269,000 as of December 25, 2012, and December 27, 2011, respectively.

        Deferred taxes were calculated using enacted tax rates of 31.4% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state. For the year ended December 25, 2012, the state estimate was 7.6%.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 25, 2012	December 27, 2011
Deferred tax assets:
Share-based compensation	$1,192,797	$1,132,545
Net operating loss carryforwards	14,937,060	14,670,484
General business credit carryforwards	5,847,609	4,876,275
Deferred rent payable	1,657,060	1,374,116
Property and equipment	212,577	352,862
Amortization	493,356	—
Other future deductible items	1,111,586	1,120,080

	25,452,045	23,526,362

Deferred tax liabilities:
Amortization	—	(96,545)
Small wares	(796,080)	(714,595)

	(796,080)	(811,140)
Net deferred tax assets	24,655,965	22,715,222

Valuation allowance	(24,655,965)	(22,715,222)

Net deferred tax assets net of valuation allowance	$—	$—

        The Company has determined, based upon its history, that it is probable that future taxable income may be insufficient to fully realize the benefits of the net operating loss carryforwards and other deferred tax assets. As such, the Company has determined that a full valuation allowance is needed at this time.

11. Commitments and contingencies

Leases

        In February 2012, the Company entered into a 15-year lease agreement for a site in Franklin, Tennessee where it constructed a Granite City restaurant. The lease, which may be extended at the Company's option for up to two additional five-year periods, calls for annual base rent starting at $158,000. The Company opened this restaurant on February 5, 2013.

        In June 2012, the Company entered into a 10-year lease agreement for a site in Indianapolis, Indiana where it is constructing a Granite City restaurant. The lease, which may be extended at the Company's option for up to two additional five-year periods, calls for annual base rent starting at $210,000. The Company anticipates opening this restaurant in the third quarter of 2013. Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.

        In October 2012, the Company entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where it is constructing a Granite City restaurant. The lease, which may be extended at the

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and contingencies (Continued)

Company's option for up to two additional five-year periods, calls for annual base rent starting at $456,850. The Company anticipates opening this restaurant in the summer of 2013. Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.

Litigation

        From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is management's opinion, based upon the information available as of March 8, 2013, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

Employment agreements

        Effective January 1, 2013, the Company entered into new employment agreements with its Chief Executive Officer Robert J. Doran; its Chief Development Officer Dean S. Oakey (formerly its Chief Concept Officer); its Chief Financial Officer James G. Gilbertson; and its Founder Steven J. Wagenheim (formerly its President and Founder). Each agreement is effective January 1, 2013 and provides for employment with the Company through December 31, 2014. If during that time the Company terminates any of these executives without cause, or one of them should terminate his agreement for good reason, each as defined in the agreements, the terminated executive is entitled to severance benefits including one year of base salary and a partial performance bonus, if earned, through the date of termination. If the Company terminates the employment of Mr. Doran without cause, it has also agreed to pay him his base salary through the remainder of the agreement.

        In the event of a termination without cause of Mr. Doran following a change in control of the Company, the Company has agreed to pay to Mr. Doran, in addition to the balance of his compensation for the remainder of the agreement and the basic one-year severance payment, an additional six months of base salary. In the event of a termination without cause of Mr. Gilbertson following a change in control of the Company, the Company has agreed to pay to him, in addition to the basic one-year severance payment, an additional six months of base salary.

        The agreements provide for an annual base salary, which may be increased by the Company's board of directors. The annual base salaries for such executives have been set as follows: Mr. Doran ($355,000), Mr. Oakey ($300,000), Mr. Gilbertson ($240,000), and Mr. Wagenheim ($225,000). In addition, Mr. Oakey, Mr. Gilbertson and Mr. Wagenheim are eligible for an annual bonus of up to 50% of base salary based on achieving performance targets determined by the compensation committee, as well as participation in the Company's other employee benefit plans and expense reimbursement. Mr. Doran is eligible to receive a bonus of up to $200,000 based on achieving performance targets determined by the compensation committee, as well as participation in the Company's other employee benefit plans and expense reimbursement. For 2013, Mr. Wagenheim is entitled to receive a minimum bonus of $75,000. Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and contingencies (Continued)

        In connection with his entry into his employment agreement, the Company also granted Mr. Gilbertson an option to purchase 20,000 shares of its common stock pursuant to the Company's Long-Term Incentive Plan. If Mr. Gilbertson remains employed by the Company and neither the Company nor Mr. Gilbertson has given the other notice of intent to terminate his employment agreement as of January 1, 2014, the Company will grant Mr. Gilbertson an additional option to purchase 20,000 shares of its common stock pursuant to the Long-Term Incentive Plan.

        In addition, in connection with his entry into his employment agreement, the Company has agreed to amend Mr. Wagenheim's outstanding stock option agreements to provide that if Mr. Wagenheim's employment is terminated without cause or by him for good reason, each as defined in his employment agreement, the requirement that he exercise his options within three months following the termination of employment shall not be applicable, and options not fully vested will be vested and exercisable in full. In addition, if, following the term of the agreement, the Company does not extend his employment agreement, the termination of Mr. Wagenheim's employment shall be deemed a termination without cause for the purposes of any stock option agreement.

        The four employment agreements described above replace and supersede in full the former employment agreements that had been in place between the Company and each executive.

Separation agreement with former executive officer

        Until his resignation on November 29, 2011, the Company had an employment agreement with Mr. Gilanfar that was substantially similar to the employment agreements with Messrs. Wagenheim and Gilbertson. On December 1, 2011, the Company entered into a separation agreement with Mr. Gilanfar. In consideration of a release, Mr. Gilanfar received payments aggregating $218,464, a separate bonus payment of $31,172, and payment of the company portion of medical (COBRA) premiums through December 1, 2012. Pursuant to the separation agreement, certain of Mr. Gilanfar's outstanding options were also amended to extend exercisability and accelerate vesting.

Purchase commitments

        The Company has entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. As of December 25, 2012, the Company's future obligations under such contracts aggregated approximately $967,000.

12. Common stock warrants

        During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company's common stock to such landlords. Pursuant to the anti-dilution provisions of such agreements, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price came to be $1.60 per share. As of December 25, 2012, warrants for the purchase of 37,309 shares with exercise prices ranging from $1.58 to $3.00 per share had been exercised and warrants for the purchase of 163,816 shares remained unexercised.

        Pursuant to the bridge loan agreement entered into in March 2009 with Harmony Equity Income Fund, L.L.C., Harmony Equity Income Fund II, L.L.C. and certain other accredited investors, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Common stock warrants (Continued)

common stock at a price of $1.52 per share. Such warrants became exercisable September 30, 2009, and remained unexercised at December 25, 2012.

        In the second quarter of 2011, the Company entered into lease amendments with certain of its landlords. In consideration of more favorable lease terms and conditions, the Company issued five-year warrants to purchase the Company's common stock to such landlords. The number of shares purchasable under these warrants is 40,000 and the exercise price is $3.32 per share. As of December 25, 2012, all such warrants remained unexercised.

        As of December 25, 2012, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable. The weighted average exercise price of such warrants was $1.85 per share.

        A summary of the status of the Company's stock warrants is presented in the table below:

	Number of common stock shares	Weighted average exercise price per share	Warrants exercisable
Outstanding December 28, 2010	252,779	$1.58	252,779

Granted	40,000	3.32
Exercised	(35,631)	1.60

Outstanding December 27, 2011	257,148	$1.85	257,148

Granted	—	N/A
Exercised	—	N/A

Outstanding December 25, 2012	257,148	$1.85	257,148

13. Stock option plans

        In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan. As of December 25, 2012, there were options outstanding under the plan for the purchase of 961,487 shares. Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant. The Amended and Restated Equity Incentive Plan expired in February 2012.

        In May 2011, the Company's shareholders approved a one-time stock option exchange program for employees under its Amended and Restated Equity Incentive Plan. Under such program, which was completed on June 23, 2011, outstanding options held by 32 employees for the purchase of 188,696 shares of common stock with exercise prices in excess of $6.00 per share were voluntarily exchanged by such holders for new options for the purchase of the same number of shares of common stock at an exercise price of $2.00 per share. The new options vested in full on December 28, 2011, one year following the date of approval of the option exchange program by the Company's board of directors. The Company recorded $79,428 in additional stock-based compensation expense as a result of this exchange.

        In October 2011, the Company's shareholders approved its Long-Term Incentive Plan. This plan provides for flexible, broad-based incentive compensation in the form of stock-based awards of options,

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock option plans (Continued)

stock appreciation rights, warrants, restricted stock awards and restricted stock units, stock bonuses, cash bonuses, performance awards, dividend equivalents, and other equity-based awards. The issuance of up to 400,000 shares of common stock is authorized under the plan. All stock options issued under the plan must have an exercise price equal to or greater than the fair market value of the Company's common stock on the date of grant. As of December 25, 2012, options for the purchase of 104,650 shares were issued and outstanding under the plan and options for the purchase of 295,350 shares remained available for issuance.

        A summary of the status of the Company's stock options as of December 25, 2012 and December 27, 2011 and changes during the years ending on those dates is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 28, 2010	1,121,389	$6.19	8.5 years	$68,433
Granted	195,500	3.27	8.4 years
Issued upon exchange	188,696	2.00	3.3 years
Forfeited upon exchange	(188,696)	23.15
Exercised	(20,843)	2.12
Forfeited	(174,268)	5.39

Outstanding at December 27, 2011	1,121,778	$2.32	7.3 years	$168,593
Granted	129,650	2.17	9.5 years
Exercised	(56,876)	1.84
Forfeited	(120,082)	2.17

Outstanding at December 25, 2012	1,074,470	$2.34	6.9 years	$142,536
Options exercisable at December 27, 2011	426,983	$2.47	6.8 years	$62,371
Options exercisable at December 25, 2012	698,372	$2.38	6.2 years	$103,673
Weighted-average fair value of options granted during 2012	$1.87

        The following table presents additional information regarding options granted and exercised:

	Year Ended December 25, 2012	Year Ended December 27, 2011
Weighted average fair value of stock options granted	$1.87	$2.88
Intrinsic value of stock options exercised	$22,336	$31,613
Fair value of stock options vested during the year	$344,035	$558,518

        The intrinsic value of stock options outstanding at December 25, 2012 and December 27, 2011 was $142,536 and $168,593, respectively. Aggregate intrinsic value is the difference between the closing price of the Company's stock on December 25, 2012 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their "in-the-money" options on December 25, 2012. As of December 25, 2012, there was approximately

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock option plans (Continued)

$297,089 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $179,481 is expected to be recognized in fiscal year 2013, $72,450 in fiscal year 2014, $35,214 in fiscal year 2015 and $9,944 in fiscal year 2016.

        The following table summarizes information about stock options outstanding at December 25, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.00 - $3.00	922,307	7.0 years	$2.09	578,084	$2.07
$3.01 - $6.00	148,830	6.8 years	$3.64	116,955	$3.60
$6.01 - $15.00	3,333	0.1 years	$14.70	3,333	$14.70

Total	1,074,470	6.9 years	$2.34	698,372	$2.38

14. Preferred stock

        In May 2011, the Company issued 3,000,000 shares of Series A Preferred to CDP for $9.0 million pursuant to a stock purchase agreement. The Series A Preferred has preference over the common stock in the event of an involuntary or voluntary liquidation or dissolution of the Company. The Company is obligated to pay 9% dividends on the Series A Preferred through 2013, one-half of which is in the form of common stock. Prior to conversion, the holder of Series A Preferred is entitled to 0.77922 votes per preferred share on all matters submitted to our shareholders, subject to proportionate adjustment upon adjustment to the conversion price under the certificate of designation upon a stock split or reverse stock split. Finally, each share of Series A Preferred is convertible into two shares of the Company's common stock at the holder's option prior to December 31, 2014, and is automatically convertible on the first business day on or after December 31, 2014, on which the average closing sale prices of the Company's common stock for the trading days within the 90 calendar day period ending on the date prior to the automatic conversion date is greater than $4.00 per share.

        Pursuant to the terms of the Series A Preferred, the following dividend payments were made to the preferred shareholder of record on that date of payment:

Date Paid	Cash	Common Stock
6/30/2011	$58,500	15,917
9/30/2011	$101,251	33,515
12/31/2011	$101,252	43,679
3/30/2012	$101,252	46,190
6/29/2012	$101,251	46,387
9/28/2012	$101,252	45,998
12/31/2012	$101,252	45,731

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Preferred stock (Continued)

        The cash and equity components of the December 31, 2012 and December 31, 2011 dividend payments were reflected in the liabilities and equity sections, respectively, of the Company's balance sheets at December 25, 2012 and December 27, 2011, respectively.

15. Retirement plan

        The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code. The plan is voluntary and is provided to all employees who meet the eligibility requirements. A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits. The Company has elected to match 10% of such contributions up to 6% of the participant's compensation. In the fiscal years 2012 and 2011, the Company contributed $24,008 and $17,298 in the aggregate, respectively, under the plan.

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
10.2	Granite City Food & Brewery Ltd. Long-Term Incentive Plan, effective October 18, 2011 (incorporated by reference to our Definitive Proxy Statement, filed on September 20, 2011 (File No. 000-29643)).
10.3
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
10.5
Form of Director Non-Qualified Stock Option Agreement under the Registrant's Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed on March 10, 2008 (File No. 000-29643)).
10.6
Form of Director Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 11, 2011)).
10.7
Form of Non-Qualified Stock Option Agreement under the Registrant's Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2012 (File No. 000-29643)).
10.8
Form of Incentive Stock Option Agreement under the Registrant's Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2012 (File No. 000-29643)).
10.9
Form of Director Non-Qualified Stock Option Agreement under the Registrant's Long-Term Incentive Plan (incorporated by reference to our Annual Report on Form 8-K, filed on August 10, 2012 (File No. 000-29643)).
10.10	Form of Amended and Restated Non-Qualified Stock Option Agreement under the Registrant's Amended and Restated Equity Incentive Plan issued to Steven J. Wagenheim, effective January 1, 2013.

Exhibit Number	Description
10.11	Former Executive Employment Agreement by and between the Registrant and Robert Doran, dated May 11, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).
10.12
Executive Employment Agreement by and between the Registrant and Robert Doran, dated January 1, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2013 (File No. 000-29643)).
10.13
Former Executive Employment Agreement by and between the Registrant and Dean Oakey, dated May 11, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).
10.14
Executive Employment Agreement by and between the Registrant and Dean Oakey, dated January 1, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2013 (File No. 000-29643)).
10.15
Former Amended and Restated Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated May 10, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).
10.16
Executive Employment Agreement by and between the Registrant and Steven J. Wagenheim, dated January 1, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2013 (File No. 000-29643)).
10.17
Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated January 1, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2013 (File No. 000-29643)).
10.18	Separation from Employment Letter to Darius Gilanfar, dated November 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on December 2, 2011 (File No. 000-29643)).
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
10.23
Amendment to Development Agreement by and between Donald A. Dunham, Jr., Dunham Capital Management, L.L.C. and the Registrant, dated September 19, 2006 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2006 (File No. 000-29643)).

Exhibit Number	Description
10.24	Master Agreement by and between Dunham Capital Management, L.L.C., DHW Leasing, L.L.C., and Dunham Equity Management, L.L.C., and the Registrant, dated February 7, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on February 12, 2009 (File No. 000-29643)).
10.25
Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.26
Security Agreement by and among the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.27
Leasehold 180-Day Redemption Mortgage and Security Agreement and Fixture Filing Statement by Granite City Restaurant Operations, Inc. as debtor in favor of Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.28
Patent and Trademark Security Agreement by and between the Registrant and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.29
IP Agreement by and between the Registrant and Harmony Equity Income Fund, L.L.C., dated March 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on April 3, 2009 (File No. 000-29643)).
10.30
Amendment No. 1 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., including the Amended Forms of Note and Warrant, dated April 22, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on May 6, 2009 (File No. 000-29643)).
10.31
Amendment No. 2 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated April 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on May 6, 2009 (File No. 000-29643)).
10.32
Amendment No. 3 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated May 29, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2009 (File No. 000-29643)).
10.33
Amendment No. 4 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated August 10, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 14, 2009 (File No. 000-29643)).
10.34
Amendment No. 5 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated September 30, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).

Exhibit Number	Description
10.35	Amendment No. 6 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated October 31, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2009 (File No. 000-29643)).
10.36
Amendment No. 7 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated December 16, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on December 22, 2009 (File No. 000-29643)).
10.37
Amendment No. 8 to Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc. and Harmony Equity Income Fund, L.L.C., dated March 15, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2011 (File No. 000-29643)).
10.38
Debt Conversion Agreement between the Registrant and DHW Leasing, L.L.C., dated September 21, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on September 22, 2009 (File No. 000-29643)).
10.39
Amendment No. 1 to Master Agreement by and between Dunham Capital Management, L.L.C., DHW Leasing, L.L.C., Dunham Equity Management, L.L.C. and the Registrant, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).
10.40
Registration Rights Agreement by and between the Registrant and DHW Leasing, L.L.C., dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).
10.41
Waiver of Default regarding Bridge Loan Agreement by and between the Registrant, Granite City Restaurant Operations, Inc., Harmony Equity Income Fund I, L.L.C. and Harmony Equity Income Fund II, L.L.C, dated October 5, 2009 (incorporated by reference to our Current Report on Form 8-K, filed on October 6, 2009 (File No. 000-29643)).
10.42
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
10.43
Loan Agreement by and between the Registrant, First Midwest Bank, Dunham Capital Management, L.L.C., and Donald Dunham, Jr., dated August 31, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 9, 2010 (File No. 000-29643)).
10.44
Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated February 8, 2011(incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2011 (File No. 000-29643)).
10.45
Waiver and First Amendment to Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated March 17, 2011(incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2011 (File No. 000-29643)).

Exhibit Number	Description
10.46	Second Amendment to Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated April 5, 2011(incorporated by reference to our Current Report on Form 8-K, filed on April 11, 2011 (File No. 000-29643)).
10.47
Stock Repurchase Agreement by and between DHW Leasing, L.L.C, Donald A. Dunham, Jr., Christine Dunham, Charles T. Hey, Dunham Capital Management, L.L.C., Concept Development Partners LLC and the Registrant, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2011 (File No. 000-29643)).
10.48
Amendment No. 1 to Stock Repurchase Agreement by and between DHW Leasing, L.L.C, Donald A. Dunham, Jr., Christine Dunham, Charles T. Hey, Dunham Capital Management, L.L.C., Concept Development Partners LLC and the Registrant, dated April 5, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on April 11, 2011 (File No. 000-29643)).
10.49
Voting Agreement and Irrevocable Proxy between DHW Leasing, LLC, Concept Development Partners LLC, and certain shareholders listed on Schedule A thereto, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2011 (File No. 000-29643)).
10.50
Lease Restructuring and Option Agreement by and between Dunham Capital Management, L.L.C., GC Rosedale, L.L.C and the Registrant, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2011 (File No. 000-29643)).
10.51
Troy, Michigan Purchase Agreement by and between Dunham Capital Management, L.L.C. and the Registrant, dated February 18, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on February 24, 2011 (File No. 000-29643)).
10.52
Credit Agreement by and among the Registrant and Fifth Third Bank, dated May 10, 2011, including forms of Term Note and Line of Credit Note (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).
10.53
Guaranty, Pledge and Security Agreement among the Registrant and Fifth Third Bank, dated May 10, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).
10.54
First Amendment to Credit Agreement among the Registrant and Fifth Third Bank, dated December 16, 2011, (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2011 (File No. 000-29643)).
10.55	Amended and Substitute Line of Credit Note, dated December 16, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2011 (File No. 000-29643)).
10.56
Waiver and Second Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).
10.57	Delayed Draw Term Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).
10.58	Amended and Substitute Line of Credit Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).

Exhibit Number	Description
10.59	Third Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated January 10, 2012 (incorporated by reference to our Current Report on Form 8-K, filed on January 13, 2012 (File No. 000-29643)).
10.60
Fourth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated March 20, 2012 (incorporated by reference to our Annual Report on Form 10-K, filed on March 23, 2012 (File No. 000-29643)).
10.61
Fifth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated April 17, 2012 (incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2012 (File No. 000-29643)).
10.62
Waiver and Sixth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated June 25, 2012 (incorporated by reference to our Current Report on Form 8-K, filed on June 26, 2012 (File No. 000-29643)).
10.63
Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated November 4, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on November 10, 2011 (File No. 000-29643)).
10.64
Amendment No. 1 to Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated December 21, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on December 28, 2011 (File No. 000-29643)).
10.65
Amendment No. 2 to Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated December 27, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on December 28, 2011 (File No. 000-29643)).
10.66
Amendment No. 3 to Master Asset Purchase Agreement by and among Granite City Restaurant Operations, Inc. and CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR, LLC, 3720 Indy, LLC, CR NH, LLC, CR Florida, LLC, Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field and Eric Schilder, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).
10.67
Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Kendall CR, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated December 21, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on December 28, 2011 (File No. 000-29643)).
10.68
Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and CR NH, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).

Exhibit Number	Description
10.69	Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Granite City of Maryland, Inc. and Parole CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).
10.70
Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Indy CR, LLC and Restaurant Entertainment Group, LLC and Clint R. Field, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).
10.71
Asset Purchase Agreement by and Granite City Restaurant Operations, Inc. and Pittsburgh CR, LLC and Restaurant Entertainment Group, LLC and Eric Schilder, dated January 11, 2012 (incorporated by reference to our Current Report on Form 8-K, filed on January 13, 2012 (File No. 000-29643)).
10.72
Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated June 10, 2012 (incorporated by reference to our Current Report on Form 8-K, filed on June 11, 2012 (File No. 000-29643)).
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on Signatures page).
31.1
Certification by Robert J. Doran, President and Chief Executive Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Robert J. Doran, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format.