Form 10-Q
period 2013-04-02
GRANITE CITY FOOD & BREWERY LTD.
filed 2013-05-17
CIK 1048620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GRANITE CITY FOOD & BREWERY LTD.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1883639
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

701 Xenia Avenue South

Minneapolis, Minnesota  55416

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

As of May 13, 2013, the issuer had outstanding 8,148,283 shares of common stock.

i

PART I     FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2013	December 25, 2012
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2,010,229	$2,566,034
Inventory	1,557,193	1,488,225
Prepaids and other	1,962,661	1,851,264
Total current assets	5,530,083	5,905,523
Prepaid rent, net of current portion	119,553	134,239
Property and equipment, net	60,203,060	62,611,374
Intangible and other assets, net	4,739,892	3,115,649
Total assets	$70,592,588	$71,766,785

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,912,247	$3,161,067
Accrued expenses	7,913,631	8,580,588
Deferred rent, current portion	430,771	709,131
Long-term debt and line of credit, current portion	1,275,551	1,346,030
Capital lease obligations, current portion	1,045,449	1,014,430
Total current liabilities	14,577,649	14,811,246
Deferred rent, net of current portion	4,346,979	4,032,159
Long-term debt and line of credit, net of current portion	16,985,603	17,431,353
Capital lease obligations, net of current portion	33,706,073	33,983,725
Total liabilities	69,616,304	70,258,483

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 shares issued and outstanding	30,000	30,000
Common stock, $0.01 par value, 90,000,000 shares authorized; 8,148,283 and 8,051,712 shares issued and outstanding at 4/2/13 and 12/25/12, respectively	81,483	80,517
Additional paid-in capital	80,742,358	80,593,601
Stock dividends distributable	—	457
Retained deficit	(79,877,557)	(79,196,273)
Total shareholders’ equity	976,284	1,508,302
Total liabilities and shareholders’ equity	$70,592,588	$71,766,785

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fourteen Weeks Ended	Thirteen Weeks Ended
	April 2, 2013	March 27, 2012

Restaurant revenue	$34,961,454	$28,570,000

Cost of sales:
Food, beverage and retail	9,538,437	7,621,653
Labor	11,296,433	9,377,433
Direct restaurant operating	5,492,809	4,228,618
Occupancy	2,674,577	2,370,502
Cost of sales	29,002,256	23,598,206

General and administrative	2,751,121	2,528,694
Depreciation and amortization	1,951,643	1,769,131
Pre-opening	438,335	234,489
Acquisition costs	31,568	364,680
Loss on disposal of assets	55,764	27,878
Exit or disposal activities	16,788	16,885
Total costs and expenses	34,247,475	28,539,963
Operating income	713,979	30,037

Interest:
Income	—	23
Expense on long-term debt and line of credit	(240,722)	(300,118)
Expense on capital leases	(952,041)	(941,253)
Net interest expense	(1,192,763)	(1,241,348)

Net loss	$(478,784)	$(1,211,311)

Loss per common share, basic	$(0.08)	$(0.30)

Weighted average shares outstanding, basic	8,098,713	4,752,308

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Fourteen Weeks Ended	Thirteen Weeks Ended
	April 2, 2013	March 27, 2012

Cash flows from operating activities:
Net loss	$(478,784)	$(1,211,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,951,643	1,769,131
Amortization of deferred loss	25,084	—
Stock warrant/option expense	45,081	81,051
Non-cash interest expense	5,481	5,481
Loss on disposal of assets	55,764	27,878
Deferred rent	30,979	177,147
Changes in operating assets and liabilities:
Inventory	(68,968)	(151,778)
Prepaids and other	(96,711)	642,439
Accounts payable	661,858	32,570
Accrued expenses	(579,772)	(1,310,479)
Net cash provided by operating activities	1,551,655	62,129

Cash flows from investing activities:
Purchase of:
Property and equipment	(2,890,544)	(6,437,214)
Proceeds from sale leaseback	1,750,000	—
Intangible and other assets	—	(1,517,441)
Net cash used in investing activities	(1,140,544)	(7,954,655)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	—	7,807,171
Payments on long-term debt and line of credit	(516,229)	(353,776)
Payments on capital lease obligations	(246,633)	(171,435)
Debt issuance costs	—	(170,046)
(Fees) proceeds from issuance of common stock	(1,550)	100,756
Payment of cash dividends on preferred stock	(202,504)	(101,252)
Net cash used in financing activities	(966,916)	7,111,418

Net decrease in cash and cash equivalents	(555,805)	(781,108)
Cash and cash equivalents, beginning	2,566,034	2,128,299
Cash and cash equivalents, ending	$2,010,229	$1,347,191

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments and long-term debt	$—	$54,159
Property and equipment, intangibles and deferred transaction costs included in accounts payable and accrued expenses	$923,842	$1,079,946
Dividends paid on preferred stock through the issuance of common stock	$202,497	$101,248

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fourteen weeks ended April 2, 2013 and Thirteen weeks ended March 27, 2012

1.              Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates two casual dining concepts: Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.

The Company operates 28 restaurants of its original concept, which is a polished casual American restaurant known as Granite City Food & Brewery.   The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company plans to open two additional Granite City restaurants later this year.

The Company also operates six Cadillac Ranch restaurants featuring freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Its patrons enjoy a diverse menu and a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.

The Company operates a centralized beer production facility which facilitates the initial stages of its brewing process.  The product created at its beer production facility is then transported to the fermentation vessels at each of the Company’s Granite City restaurants where the brewing process is completed.  The Company believes that this proprietary brewing process enables the Company to control the quality and consistency of its beers and improves the economics of microbrewing by eliminating the initial stages of brewing and storage at each restaurant, as well as third-party distribution costs.  The Company was granted patents by the United States Patent Office for its brewing process and for an apparatus for distributed production of beer.

Basis of presentation

In the opinion of management, the financial statements presented herein include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of April 2, 2013, and its results of operations for the interim periods ended April 2, 2013 and March 27, 2012. The results of operations for the fourteen weeks ended April 2, 2013 are not necessarily indicative of the results to be expected for the entire year.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  A description of the Company’s accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 25, 2012 as filed with the SEC on Form 10-K.  Management believes that the disclosures included in the Company’s accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at December 25, 2012 has been derived from the Company’s audited financial statements at that date.

Related parties

Concept Development Partners LLC (“CDP”) is the Company’s controlling shareholder. As of May 13, 2013, CDP beneficially owned approximately 78.6% of the Company’s common stock.

Fiscal year

The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes.  Fiscal year 2013 will consist of 53 weeks while fiscal year 2012 consisted of 52 weeks.

Net loss per share

Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective reporting periods.  Calculations of the Company’s net loss per common share for the first quarters of fiscal years 2013 and 2012 are set forth in the following table:

	Fourteen Weeks Ended	Thirteen Weeks Ended
	April 2, 2013	March 27, 2012

Net loss	$(478,784)	$(1,211,311)
Less dividends declared	(202,500)	(202,500)
Net loss available to common shareholders	$(681,284)	$(1,413,811)

Loss per common share, basic	$(0.08)	$(0.30)

Weighted average shares outstanding, basic	8,098,713	4,752,308

Of the net loss per common share for the first quarter of fiscal years 2013 and 2012, $(0.03) and $(0.04) was attributable to dividends declared, respectively.

2.              Credit facility

The Company has a $22.0 million credit facility with Fifth Third Bank (the “Bank”), collateralized by liens on the Company’s subsidiaries, personal property, fixtures and real estate owned or to be acquired.  The Company had a balance outstanding on term loans of $7.6 million at April 2, 2013.  On that date, the Company had $8.0 million outstanding, and $4.0 million available, on its line of credit with the Bank.

3.              Leases

Capital leases

As of April 2, 2013, the Company operated 23 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, four in 2027 and seven in 2030, all with renewable options for additional periods.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease as the fair value of the land is 25% or more of the total fair value of the lease.  The building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

Included in property and equipment as of April 2, 2013 were $26.0 million of assets, net, held under capital leases.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s condensed consolidated statements of operations.

Operating leases

In February 2012, the Company entered into a 15-year lease agreement for a site in Franklin, Tennessee where it constructed a Granite City restaurant using a new prototype.  Due to the design of this prototype and the more stringent building standards the Company requires, management believes the life of this restaurant and future restaurants built using this prototype will be 25 to 30 years.  Per the terms of the lease, the landlord paid the Company a $1.75 million tenant improvement allowance.  Because the Company incurred all the construction costs and risk of loss, the Company accounted for the transaction as a sales leaseback, pursuant to guidance in ASC 840 Leases.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded a deferred loss of $1.7 million which will be amortized to rent expense over the life of the lease.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $158,000.  The Company opened this restaurant on February 5, 2013.

4.                          Commitments and contingencies

Leases

In June 2012, the Company entered into a 10-year lease agreement for a site in Indianapolis, Indiana where it is constructing a Granite City restaurant.  Per the terms of the lease, the landlord will pay the Company a tenant improvement allowance of approximately $1.1 million.  Through the build out or “rent holiday” period, the Company has recorded an aggregate of approximately $100,000 of non-cash rent expense in pre-opening costs.  Of such amount, approximately $54,000 was included in the first quarter of 2013.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.  The Company anticipates opening this restaurant in the third quarter of 2013.

In October 2012, the Company entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where it plans to construct a Granite City restaurant.  Per the terms of the lease, the landlord will pay the Company a tenant improvement allowance of approximately $1.2 million.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $456,850.  The Company anticipates opening this restaurant in the summer of 2013.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.

5.                          Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model. Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the following assumptions within the Black-Scholes option-pricing model for the quarters ended April 2, 2013 and March 27, 2012:

	Fourteen Weeks Ended April 2, 2013	Thirteen Weeks Ended March 27, 2012
Weighted average risk-free interest rate	1.78% - 2.05%	1.96% - 2.25%
Expected life of options	10 years	10 years
Expected stock volatility	88.60% - 89.12%	92.25% - 92.77%
Expected dividend yield	None	None

As of April 2, 2013, there were options outstanding for the purchase of 899,728 and 124,650 shares under the Company’s Amended and Restated Equity Incentive Plan and Long-Term Incentive Plan, respectively.  Although vesting schedules vary, option grants under these plans generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.  The Amended and Restated Equity Incentive Plan expired in February 2012.  As of April 2, 2013, options for the purchase of 275,350 shares remained available for issuance under the Long-Term Incentive Plan.

A summary of the status of the Company’s stock options as of April 2, 2013 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 25, 2012	1,074,470	$2.34	6.9 years	$142,536

Granted	30,000	2.10	9.8 years
Exercised	(2,831)	1.18
Forfeited	(77,261)	2.67
Outstanding at April 2, 2013	1,024,378	$2.31	7.1 years	$133,495

Options exercisable at December 25, 2012	698,372	$2.38	6.2 years	$103,673
Options exercisable at April 2, 2013	684,353	$2.33	6.4 years	$104,036

Weighted-average fair value of options granted during 2012	$1.79

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on April 2, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 2, 2013.  As of April 2, 2013, there was approximately $280,128 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $154,504 is expected to be recognized during the remainder of fiscal year 2013, $81,981 in fiscal year 2014, $36,391 in fiscal year 2015, $7,084 in fiscal year 2016 and $168 in fiscal year 2017.

The following table summarizes information about stock options outstanding at April 2, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $3.00	875,132	7.2 years	$2.09	563,982	$2.06
$3.01 - $5.00	144,248	6.9 years	$3.56	115,373	$3.51
$5.01 - $6.00	4,998	5.7 years	$5.47	4,998	$5.47
Total	1,024,378	7.1 years	$2.31	684,353	$2.33

As of April 2, 2013, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.85 per share.

6.                          Preferred stock

As of April 2, 2013, the Company had 3,000,000 shares of Series A Preferred stock outstanding.  The Company is obligated to pay 9% dividends on the Series A Preferred through 2013, of which one-half is in cash and one-half is in the form of common stock.  As such, on December 31, 2012, the Company paid $101,252 in cash dividends and issued 45,731 shares of its common stock to the preferred shareholder of record on that date.  On March 29, 2013, the Company paid $101,252 in cash dividends and issued 48,009 shares of its common stock to the preferred shareholder of record on that date.

ITEM 2               Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the Cautionary Statement filed as Exhibit 99 to this report for additional factors known to us that may cause actual results to vary.

Overview

We operate Modern American casual dining restaurants under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.  As of May 13, 2013, we operated 28 Granite City restaurants and and six Cadillac Ranch restaurants.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site.  The extensive menu features moderately priced favorites served in generous portions.  Granite City’s attractive price point, high service standards, and great food and beer combine for a memorable dining experience.  Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

Additionally, we operate a centralized beer production facility which facilitates the initial stages of our brewing process.  The product produced at our beer production facility is then transported to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed.  We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  We were granted patents by the United States Patent Office for our brewing process and for an apparatus for distributed production of beer.

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Although negative trends in consumer spending within the casual dining sector appear to be easing, many consumers continue to dine out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  To offset the negative impact of decreased sales, we continue to seek to renegotiate the pricing of various aspects of our business.  We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic, including focusing on various social media initiatives and growing our “Mug Club” loyalty program database.

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

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  Fiscal year 2013 will consist of 53 weeks while fiscal year 2012 consisted of 52 weeks.  The first quarters of 2013 and 2012 included 470 and 403 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenue from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the fourteen and thirteen weeks ended April 2, 2013 and March 27, 2012, respectively:

	Fourteen Weeks Ended	Thirteen Weeks Ended
	April 2, 2013	March 27, 2012

Restaurant revenue	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.3	26.7
Labor	32.3	32.8
Direct restaurant operating	15.7	14.8
Occupancy	7.7	8.3
Total cost of sales	83.0	82.6

General and administrative	7.9	8.9
Depreciation and amortization	5.6	6.2
Pre-opening	1.3	0.8
Acquisition costs	0.1	1.3
Loss on disposal of assets	0.2	0.1
Exit or disposal activities	0.0	0.1
Operating income	2.0	0.1

Interest:
Income	0.0	0.0
Expense	(3.4)	(4.3)
Net interest expense	(3.4)	(4.3)

Net loss	(1.4)%	(4.2)%

Certain percentage amounts do not sum due to rounding.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment.  There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, filed with the Securities and Exchange Commission on March 20, 2013.

Results of operations for the fourteen weeks ended April 2, 2013 and the thirteen weeks ended March 27, 2012

Revenue

We generated $34,961,454 and $28,570,000 of revenue during the first quarters of 2013 and 2012, respectively, an increase of 22.4%.  Such increase was the result of the additional week in the first quarter of 2013 as well as having three additional locations in operation in the first quarter of 2013 compared to that of 2012.  Comparable restaurant revenue, which includes restaurants which we have operated for over 18 months, increased 2.7%.

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

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, increased 0.6% to 27.3% in the first quarter of 2013 from 26.7% in the first quarter of 2012.  While we experienced some cost decreases in bottled beer, liquor, wine and some proteins, such decreases were offset by increases in tap beer, soft drinks, fish and retail products. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our specials which provide variety and value to our guests.  Our varieties of craft brewed beer, which we produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  Based on industry information, we anticipate commodity prices to increase two to three percent through 2013.  However, we will seek to offset such increases with pricing, new menu offerings and specials.

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

Our labor costs, as a percentage of revenue, decreased 0.5% to 32.3% in the first quarter of 2013 from 32.8% in the first quarter of 2012.  Although we experienced a slight increase in insurance, performance compensation and labor relating to the security and janitorial services we brought in-house at a number of our locations, virtually all other labor costs decreased from the first quarter of 2012 to the first quarter of 2013.  Non-cash stock-based compensation decreased $9,584 to $29,018 in the first quarter of 2013 from $38,602 in the first quarter of 2012.

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

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense, as a percentage of revenue, increased 0.9% to 15.7% in the first quarter of 2013 from 14.8% in the first quarter of 2012.  While we experienced decreases in utilities, paper products and administrative costs, those cost decreases were offset by cost increases in marketing, training and maintenance and repair.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, decreased 0.6% as a percentage of revenue to 7.7% in the first quarter of 2013 from 8.3% in the first quarter of 2012.  While fixed rent has decreased as a percentage of revenue due to the higher revenue base and the additional fiscal week in the first quarter of 2013 compared to the first quarter of 2012, we have seen an increase of $304,075 in occupancy expense. The majority of our leases include a provision for additional rent based upon restaurant sales.  As such, with our increased revenue base, our percentage rent has increased as well.

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

Our pre-opening costs in the first quarter of 2013 were related primarily to the Granite City restaurant we opened in Franklin, Tennessee in February 2013 while such expenses in the first quarter of 2012 were related primarily to the Granite City restaurant we opened in Troy, Michigan in May 2012.  Non-cash construction-period rent of $53,876 related to the restaurant we plan to open in Indianapolis, Indiana later this year was included in pre-opening expense.

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

General and administrative expense increased $222,427 to $2,751,121 in the first quarter of 2013 from $2,528,694 in the first quarter of 2012.  As a percentage of revenue, general and administrative expense decreased 1.0% to 7.9% in the first quarter of 2013 from 8.9% in the first quarter of 2012 due to the higher revenue provided by new locations and the additional fiscal week in 2013.  Compensation expense was higher in the first quarter of 2013 due to the additional fiscal week and legal and investor relations fees were higher due to our appeal of NASDAQ’s determination to delist our common stock.  Additionally, we incurred approximately $158,000 of consulting expense related to a restaurant site we discontinued pursuing.  These costs were offset in part by a reduction of travel and management training expenses.  While we expect similar general and administrative expenses in future months, we believe that the benefit of restaurant, menu and food upgrades and future restaurant unit growth will help to reduce general and administrative expenses as a percentage of revenue.

As we seek new ways to build revenue, we will continue to closely monitor our general and administrative costs and attempt to reduce these expenses as a percentage of revenue while preserving an infrastructure that remains suitable for our current operations.  With our growth plans, we will need to recruit additional personnel to provide continued oversight of operations.  To the extent our turnover increases above our expectations, additional costs could be incurred in recruiting and training expenses.

Depreciation and amortization

Depreciation and amortization expense increased $182,512 to $1,951,643 in the first quarter of 2013 from $1,769,131 in the first quarter of 2012.  As a percentage of revenue, depreciation expense decreased 0.6% to 5.6% in the first quarter of 2013 from 6.2% in the first quarter of 2012, indicating that revenue generated from our new locations more than offset the related increase in depreciation expense.  We anticipate depreciation expense will increase as we complete enhancements at selected restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times during peak periods.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Net interest expense decreased $48,585 to $1,192,763 in the first quarter of 2013 from $1,241,348 in the first quarter of 2012.  In the first quarter of 2013, $49,696 of interest expense was capitalized as part of the construction of our Franklin, Tennessee; Indianapolis, Indiana and Lyndhurst, Ohio restaurants.

Liquidity and capital resources

As of April 2, 2013, we had $2,010,229 of cash and a working capital deficit of $9,047,566 compared to $2,566,034 of cash and a working capital deficit of 8,905,723 at December 25, 2012.

During the fourteen weeks ended April 2, 2013, we obtained $1,551,655 of net cash from operating activities.  Our net cash used for investing activities of $1,140,544 was made up purchases of property and equipment totaling $2,890,544, offset in part by $1,750,000 cash proceeds from the sale leaseback of our Franklin, Tennessee restaurant in the form of a tenant improvement allowance.  We used $966,916 in financing activities which included payments on our debt and capital leases of $762,862, cash payment of dividends on our preferred stock of $202,504 and $1,550 of net costs to issue stock.

During the thirteen weeks ended March 27, 2012, we obtained $7,111,418 of net cash through financing activities.  Such funds were made up of $7,807,171 in proceeds from a credit facility with Fifth Third Bank (the “Bank”) and $100,756 of cash from the exercise of options, offset in part by payments we made on our debt and capital lease obligations aggregating $525,211, $170,046 of cash used for debt issuance costs and $101,252 of cash in payment of dividends on our preferred stock.  We obtained $62,129 of net cash in operating activities and used $7,954,655 of cash to purchase property and equipment, including $4.9 million to purchase the assets of three Cadillac Ranch restaurants and approximately $2.0 million for construction and equipment for our Troy, Michigan restaurant.

Credit Facility

We have a $22.0 million credit facility with the Bank, collateralized by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired.  At April 2, 2013, we had a balance outstanding on term loans of $7.6 million.  On that date, we had $8.0 million outstanding and $4.0 million available on our line of credit with the Bank.

Lease Agreements

In February 2012, we entered into a 15-year lease agreement for a site in Franklin, Tennessee where we constructed a Granite City restaurant which we opened in February 2013.  Per the terms of the lease, the landlord paid us a $1.75 million tenant improvement allowance.  Because our company incurred all the construction costs and risk of loss, we accounted for the transaction as a sales leaseback, pursuant to guidance in ASC 840 Leases.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded a deferred loss of $1.7 million which will be amortized to rent expense over the life of the lease.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $158,000.

In June 2012, we entered into a 10-year lease agreement for a site in Indianapolis, Indiana where we are constructing a Granite City restaurant.  Per the terms of the lease, the landlord will pay us a tenant improvement allowance of approximately $1.1 million.  Through the build out or “rent holiday” period, we have recorded an aggregate of approximately $100,000 of non-cash rent expense in pre-opening costs.  Of such amount, approximately $54,000 was included in the first quarter of 2013.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales.  We anticipate opening this restaurant in the third quarter of 2013.

In October 2012, we entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where we plan to construct a Granite City restaurant.  Per the terms of the lease, the landlord will pay us a tenant improvement allowance of approximately $1.2 million.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $456,850.  We anticipate opening this restaurant in the summer of 2013.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales.

Funding Operations and Expansion:

During fiscal year 2012 and the first quarter of 2013, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  We continue to pursue growth under the assumption that we will continue to generate positive cash flow from existing operations.  Under such assumption, with continued access to the credit facility and anticipated continued access to funds through future sale-leaseback transactions, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.

We expect to generate additional revenue and cash flow through new restaurant growth of our Granite City concept, primarily within our existing geographic footprint.  We have opened a new Granite City restaurant in Franklin, Tennessee, and expect to open new Granite City restaurants in Indianapolis, Indiana and Lyndhurst, Ohio in 2013.  We are analyzing other potential new Granite City restaurant sites and expect to increase revenue through expansion.  We further believe that expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

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

We also believe we can improve the efficiency of our restaurants with table management systems and kitchen management systems designed to increase table turnover, provide a higher level of service to our customers, improve the overall dining experience, increase our sales, and improve our financial condition.  We have these systems fully implemented at eight of our restaurants and plan to expand the program to up to six additional restaurants in 2013.

The above objectives assume that, in addition to continued access to the credit facility and continued access to funds through anticipated future sale-leaseback transactions, we continue to generate positive cash flow.  If we cease generating positive cash flow, our business could be adversely affected and we may be required to alter or cease our growth, restaurant modifications and technological improvements.  Our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we may require additional equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon our ability to generate working capital.

Off- balance sheet arrangements:

We have not entered into any off-balance sheet arrangements as it is not our business practice to do so.

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of April 2, 2013 and the timeframe within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company coupled with a termination of employment or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
		Fiscal Year	Fiscal Years	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt, principal	$18,261,154	$829,746	$15,266,666	$202,386	$1,962,357
Interest on long-term debt	2,540,967	888,970	1,076,102	219,749	356,147
Capital lease obligations, including interest	70,653,234	3,656,935	9,549,881	9,807,730	47,638,689
Operating lease obligations	77,669,977	4,698,900	12,379,916	11,990,362	48,600,798
Purchase contracts*	878,615	109,003	465,505	304,106	—
Total obligations	$170,003,947	$10,183,554	$38,738,070	$22,524,332	$98,557,991

*While we are contractually obligated to make these purchases, we have the contractual right to defer such purchases into later years.  However, if we defer such purchases into later years, we may incur additional charges.

Certain amounts do not sum due to rounding.

During fiscal year 2012 and the first quarter of 2013, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  Although we expect to increase our number of Granite City restaurants through expansion, we believe that continued access to the credit facility, anticipated continued access to funds through future sale-leaseback transactions and the cash generated from existing operations will be sufficient to fund our current obligations.

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

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.  As of April 2, 2013, our future obligations under such contracts aggregated approximately $0.9 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 2, 2013, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                                          Risk Factors

The discussion of our business and operations should be read together with the risk factors set forth in the Cautionary Statement filed as Exhibit 99 to this report.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  The Cautionary Statement reflects substantially the same risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, filed with the Securities and Exchange Commission on March 20, 2013, as updated to include the following additional risk factors:

Our common stock was recently delisted from the NASDAQ Stock Market, which could impair our ability to raise capital and will likely hinder our investors’ ability to trade our common stock in the secondary market.  Our common stock was delisted from the NASDAQ Capital Market on April 26. 2013, due to our failure to meet the $2.5 million minimum shareholders’ equity requirement for continued listing. Our common stock is now traded on the OTCQB tier of the OTC Markets, an inter-dealer, over-the-counter market. As compared to securities quoted on a national exchange such as NASDAQ, selling our common stock could be more difficult because smaller quantities of shares are likely to be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock may trade at a lower market price than it otherwise would.

In addition, as a result of the delisting of our common stock, we will no longer be eligible to use Form S-3 either to file shelf registration statements or to register resales of our securities. Under these circumstances, we will be required to use a registration statement on Form S-1 to register securities with the SEC, or issue such securities in a private placement. These limitations are expected to increase our costs of raising capital.

Furthermore, our shareholders will no longer have the benefit of restrictions on dilution and other rules imposed by national exchanges, and we may engage in potentially dilutive transactions without complying with shareholder approval rules imposed by national exchanges. These factors could have a material adverse effect on the trading price, liquidity, volatility, value and marketability of our common stock.

Our resale registrations will become more expensive as a result of the NASDAQ delisting.    Due to the recent delisting of our common stock from NASDAQ, the cost to maintain our existing resale registrations will increase because we will be ineligible to update such registrations by simply filing our next Form 10-K.  Instead, updating our existing resale registrations would require converting them to Form S-1, which is a form type that requires additional expense to prepare and maintain.

ITEM 2                                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 On December 31, 2012 and March 29, 2013, we issued 45,731 and 48,009 shares of our common stock, respectively, as dividend payments to the holder of our Series A Preferred as required by the terms and conditions of such securities.

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

ITEM 3                                                   Defaults upon Senior Securities

None.

ITEM 4                                                   Mine Safety Disclosures

Not applicable.

ITEM 5                                                   Other Information

The following information is reported pursuant to Item 8.01 of Form 8-K:  We are filing herewith a Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995 for use as a readily available written document to which reference may be made in connection with forward-looking statements, as defined in such act.  Such Cautionary Statement, which appears as Exhibit 99 to this report, is incorporated by reference in response to this Item 8.01.

ITEM 6                                                   Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE CITY FOOD & BREWERY LTD.

Date: May 17, 2013	By:	/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer
(As Principal Financial Officer and Duly Authorized Officer of Granite City Food & Brewery Ltd.)

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Amended and Restated Articles of Incorporation of the Registrant, including the Certificate of Designation for Series A Preferred Stock (incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 10, 2011 (File No. 000-29643)).

3.2	Amended and Restated Bylaws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

10.1

Form of Amended and Restated Non-Qualified Stock Option Agreement under the Registrant’s Amended and Restated Equity Incentive Plan issued to Steven J. Wagenheim, effective January 1, 2013 (incorporated by reference to our Annual Report on Form 10-K, filed on March 20, 2013 (File No. 000-29643)).

10.2

Executive Employment Agreement by and between the Registrant and Robert Doran, dated January 1, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2013 (File No. 000-29643)).

10.3

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

10.5

Executive Employment Agreement by and between the Registrant and James G. Gilbertson, dated January 1, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2013 (File No. 000-29643)).

31.1	Certification by Robert J. Doran, Chief Executive Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert J. Doran, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Cautionary Statement, dated May 16, 2013.

101	Financial Statements in XBRL format.