Form 10-Q
period 2013-07-02
GRANITE CITY FOOD & BREWERY LTD.
filed 2013-08-16
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2013

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

As of August 13, 2013, the issuer had outstanding 8,198,549 shares of common stock.

i

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2013	December 25, 2012
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$862,072	$2,566,034
Inventory	1,626,459	1,488,225
Prepaids and other	3,229,006	1,851,264
Total current assets	5,717,537	5,905,523
Prepaid rent, net of current portion	105,088	134,239
Property and equipment, net	61,706,528	62,611,374
Intangible and other assets, net	4,886,594	3,115,649
Total assets	$72,415,747	$71,766,785

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,088,899	$3,161,067
Accrued expenses	6,294,796	8,580,588
Deferred rent, current portion	606,718	709,131
Line of credit, current portion	176,534	—
Long-term debt, current portion	974,220	1,346,030
Capital lease obligations, current portion	1,078,856	1,014,430
Total current liabilities	13,220,023	14,811,246
Other liabilities — interest rate swap	118,561	—
Deferred rent, net of current portion	4,795,670	4,032,159
Line of credit, net of current portion	2,823,466	8,000,000
Long-term debt, net of current portion	17,612,480	9,431,353
Capital lease obligations, net of current portion	33,433,344	33,983,725
Total liabilities	72,003,544	70,258,483
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 shares issued and outstanding	30,000	30,000
Common stock, $0.01 par value, 90,000,000 shares authorized; 8,196,883 and 8,051,712 shares issued and outstanding at 7/2/13 and 12/25/12, respectively	81,969	80,517
Additional paid-in capital	80,876,862	80,593,601
Stock dividends distributable	—	457
Retained deficit	(80,576,628)	(79,196,273)
Total shareholders’ equity	412,203	1,508,302
Total liabilities and shareholders’ equity	$72,415,747	$71,766,785

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen		Twenty-seven	Twenty-six
	Weeks Ended		Weeks Ended	Weeks Ended
	July 2, 2013	June 26, 2012	July 2, 2013	June 26, 2012

Restaurant revenue	$33,955,331	$30,367,622	$68,916,785	$58,937,622

Cost of sales:
Food, beverage and retail	9,235,029	8,293,977	18,773,466	15,915,630
Labor	11,127,070	10,070,410	22,423,503	19,447,843
Direct restaurant operating	5,143,196	4,362,374	10,636,006	8,590,992
Occupancy	2,787,203	2,407,698	5,461,780	4,778,200
Cost of sales and occupancy	28,292,498	25,134,459	57,294,755	48,732,665

General and administrative	2,353,387	2,362,852	5,104,508	4,891,546
Depreciation and amortization	2,001,162	1,804,163	3,952,805	3,573,294
Pre-opening	185,631	514,342	623,966	748,831
Acquisition costs	44,491	120,505	76,059	485,185
Loss on disposal of assets	244,642	195,435	300,406	223,313
Exit or disposal activities	15,287	16,390	32,075	33,275
Total costs and expenses	33,137,098	30,148,146	67,384,574	58,688,109
Operating income	818,233	219,476	1,532,211	249,513

Interest:
Income	—	9	—	32
Expense on capital leases	(953,827)	(962,776)	(1,905,868)	(1,904,029)
Other interest expense	(360,976)	(284,793)	(601,698)	(584,911)
Net interest expense	(1,314,803)	(1,247,560)	(2,507,566)	(2,488,908)

Net loss	$(496,570)	$(1,028,084)	$(975,355)	$(2,239,395)

Loss per common share, basic	$(0.09)	$(0.25)	$(0.17)	$(0.55)

Weighted average shares outstanding, basic	8,150,419	4,864,987	8,123,609	4,808,648

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-seven Weeks Ended	Twenty-six Weeks Ended
	July 2, 2013	June 26, 2012

Cash flows from operating activities:
Net loss	$(975,355)	$(2,239,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,952,805	3,573,294
Amortization of deferred loss	59,285	1,664
Stock warrant/option expense	78,820	146,676
Non-cash interest expense	129,523	10,962
Loss on disposal of assets	300,406	223,313
Deferred rent	650,136	311,602
Changes in operating assets and liabilities:
Inventory	(138,234)	(258,414)
Prepaids and other	(1,348,591)	72,800
Accounts payable	445,774	53,317
Accrued expenses	(2,198,604)	(716,243)
Net cash provided by operating activities	955,965	1,179,576

Cash flows from investing activities:
Purchase of:
Property and equipment	(6,211,847)	(10,252,066)
Proceeds from sale leaseback	1,750,000	—
Intangible and other assets	—	(1,572,746)
Net cash used in investing activities	(4,461,847)	(11,824,812)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	3,368,338	9,807,171
Payments on long-term debt and line of credit	(559,021)	(803,098)
Payments on capital lease obligations	(485,955)	(369,038)
Proceeds from sale leaseback	—	4,000,000
Debt issuance costs	(216,138)	(192,549)
Proceeds from issuance of common stock, net of fees	(1,550)	6,596,120
Payment of cash dividends on preferred stock	(303,754)	(202,504)
Net cash provided by financing activities	1,801,920	18,836,102

Net (decrease) increase in cash	(1,703,962)	8,190,866
Cash and cash equivalents, beginning	2,566,034	2,128,299
Cash and cash equivalents, ending	$862,072	$10,319,165

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments and long-term debt	$—	$2,768,643
Property and equipment, intangibles and equity costs included in accounts payable and accrued expenses	$1,316,578	$552,085
Change in fair value of interest rate swap	$118,561	$—
Line of credit converted to long-term debt	$8,368,338	$—
Dividends paid on preferred stock through the issuance of common stock	$303,746	$202,496

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and twenty-seven weeks ended July 2, 2013 and Thirteen and twenty-six weeks ended June 26, 2012

1.              Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates two casual dining concepts: Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.

The Company operates 29 restaurants of its original concept, which is a polished casual American restaurant known as Granite City Food & Brewery.   The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company plans to open one additional Granite City restaurant later this year.

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

Basis of presentation

In the opinion of management, the financial statements presented herein include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of July 2, 2013, and its results of operations for the interim periods ended July 2, 2013 and June 26, 2012. The results of operations for the thirteen and twenty-seven weeks ended July 2, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

Derivatives

The Company utilizes an interest rate swap agreement with a financial institution to fix interest rates on a portion of its variable rate debt, which reduces exposure to interest rate fluctuations (Note 2).  The Company accounts for this derivative using fair value accounting and measurements described in Note 7.  The fair value of the interest rate swap is recorded on the condensed consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap.  The change in the fair value of the swap is recorded on the condensed consolidated statements of operations in other interest expense.

The Company does not use derivatives for trading or speculative purposes and has procedures in place to monitor and control the use of such instruments.

Related parties

Concept Development Partners LLC (“CDP”) is the Company’s controlling shareholder. As of August 13, 2013, CDP beneficially owned approximately 78.6% of the Company’s common stock.

Fiscal year

The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes.  Fiscal year 2013 will consist of 53 weeks while fiscal year 2012 consisted of 52 weeks.

Net loss per share

Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective reporting periods.  Calculations of the Company’s net loss per common share for the second quarter and first half of fiscal years 2013 and 2012 are set forth in the following table:

	Thirteen Weeks Ended		Twenty-seven Weeks Ended	Twenty-six Weeks Ended
	July 2, 2013	June 26, 2012	July 2, 2013	June 26, 2012

Net loss	$(496,570)	$(1,028,084)	$(975,355)	$(2,239,395)
Less dividends declared on preferred stock	(202,500)	(202,500)	(405,000)	(405,000)
Net loss available to common shareholders	$(699,070)	$(1,230,584)	$(1,380,355)	$(2,644,395)

Loss per common share, basic	$(0.09)	$(0.25)	$(0.17)	$(0.55)

Weighted average shares outstanding, basic	8,150,419	4,864,987	8,123,609	4,808,648

Of the net loss per common share, $(0.02) and $(0.05) was attributable to dividends declared for the second quarter and first half of fiscal year 2013, respectively, while $(0.04) and $(0.08) was attributable to dividends declared in the second quarter and first half of fiscal year 2012, respectively.

2.              Credit facility

On May 31, 2013, the Company entered into an amended and restated credit agreement with Fifth Third Bank (the “Bank”).  The agreement amended and restated the credit agreement between the Company and the Bank dated May 10, 2011, as amended, and now provides for a term loan in the amount of $16.0 million that refinances all existing indebtedness with the Bank; an acquisition line of up to $10.0 million (“ALOC”); a $100,000 line of credit to issue standby letters of credit; and a delayed draw term loan (“DDTL”) in the amount of $4.0 million to acquire the improvements and assume the related ground leases for six of the Company’s existing restaurant properties from entities related to or managed by Dunham Capital Management L.L.C.  The Company’s pre-existing term and line of credit loans were converted into a portion of the new term loan.  The Bank’s commitment to issue the standby letters of credit is subject to reduction or modification as provided in the credit agreement.  These credit facilities mature on May 31, 2018.

Pursuant to the terms of a guaranty, pledge and security agreement, the Company’s obligations under the credit agreement are secured by liens on its subsidiaries, personal property, fixtures and real estate owned or to be acquired.   Payment and performance of the Company’s obligations to the Bank are jointly and severally guaranteed by its subsidiaries.

The loans bear interest at the Company’s option at a fluctuating per annum rate equal to (i) a base rate plus a margin which is tied to the Company’s senior leverage ratio or (ii) LIBOR plus a margin which is tied to the Company’s senior leverage ratio.  With respect to the term loan only, the Company may also pay interest at a fixed rate of 6.75% per annum.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans) and at maturity.  The Company pays an unused line fee in the amount of 0.50% of the unused line on both the ALOC and the DDTL equal to the difference between the total commitment for each of the ALOC and the DDTL and the amount outstanding under each of the ALOC and DDTL.  The Company is obligated to make principal payments on the term loan in quarterly installments commencing with September 30, 2013 each in the amount of $200,000 through June 30, 2014; $300,000 through June 30, 2015; and $400,000 in every quarter thereafter with a final payment of principal and interest on May 31, 2018.  The DDTL will be payable in quarterly installments commencing December 31, 2013 in amounts equal to a percentage of outstanding principal of 1.25% through September 30, 2014; increasing to 1.875% on and after December 31, 2014; and increasing to 2.50% on and after December 31, 2015, with a final payment of interest and principal due on May 31, 2018.

The Company may voluntarily prepay the loans in whole or part subject to notice and other requirements of the credit agreement and is obligated to make prepayments from time to time:

•            if the Company makes certain dispositions or suffers events of loss resulting in cash proceeds, subject to the right to reinvest such proceeds (to be applied first to term loans until paid in full and then to the line of credit loan until paid in full);

•            if at any time the Company issues new equity securities, an amount equal to 25% of the net cash proceeds from such new equity securities and 100% of the net cash proceeds from the incurrence of indebtedness (to be applied first to term loans until paid in full and then to the line of credit loan until paid in full); and

•            by amounts equal to specified ratios of total funded debt less capital leases to adjusted EBITDA for any most recently completed fiscal year multiplied by the Company’s cash flow for such fiscal year (to be applied first to term loans until paid in full and then to the line of credit loan until paid in full).

The credit agreement contains customary covenants, representations and warranties and the following financial covenants:

•            as of the last day of any fiscal quarter, the Company may not permit its leverage ratio to be greater than 4.50;

•            the maintenance of senior leverage ratios, with maximum senior leverage ratios ranging from 3.30 for the quarter ending June 30, 2013 to 2.50 for the quarter ending March 31, 2016 and each fiscal quarter ending thereafter;

•            as of the last day of each fiscal quarter, the Company must maintain a ratio of (i) adjusted EBITDA for the four fiscal quarters then ended to (ii) fixed charges of not less than 1.20; and

•            the Company and its subsidiaries may not make capital expenditures (other than capital expenditures financed with the proceeds of the ALOC) in excess of $5.0 million for the fiscal year ending December 31, 2013 and any fiscal year thereafter, subject to carryovers of up to $2.5 million of an unutilized portion of the prior year limitation.

The Company had a balance outstanding on the ALOC of $3.0 million at July 2, 2013.

Per the terms of the credit agreement, the Company entered into a three-year interest rate swap agreement to fix interest rates on a portion of this debt (Notes 1 and 7).  Under the swap agreement, the Company pays a fixed rate of 1.02% and receives interest at the one-month LIBOR on a notional amount of $12.0 million.  This effectively makes the Company’s interest rate 5.77% on $12.0 million of its debt.  The Company did not elect to apply hedge accounting for this interest rate swap agreement.  As such, the fair value of the interest rate swap is recorded on the condensed consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap, and any changes in the fair value of the swap agreement will be accounted for as non-cash adjustments to interest expense and recognized in current earnings. The decrease in the fair value of the swap agreement was $118,561 for the quarter ended July 2, 2013 and was recorded in other interest expense in the condensed consolidated statements of operations.

3.              Leases

Capital leases

As of July 2, 2013, the Company operated 23 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, four in 2027 and seven in 2030, all with renewable options for additional periods.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease as the fair value of the land is 25% or more of the total fair value of the lease.  The building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

Included in property and equipment as of July 2, 2013 were $25.5 million of assets, net, held under capital leases.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s condensed consolidated statements of operations.

Operating leases

In February 2012, the Company entered into a 15-year lease agreement for a site in Franklin, Tennessee where it constructed a Granite City restaurant using a new prototype.  Due to the design of this prototype and the more stringent building standards the Company requires, management believes the life of this restaurant and future restaurants built using this prototype will be 25 to 30 years.  Per the terms of the lease, the landlord paid the Company a $1.75 million tenant improvement allowance.  Because the Company incurred all the construction costs and risk of loss, the Company accounted for the transaction as a sale leaseback, pursuant to guidance in ASC 840 Leases.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded a deferred loss of $1.7 million which will be amortized to rent expense over the life of the lease.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $158,000.  The Company opened this restaurant on February 5, 2013.

In June 2012, the Company entered into a 10-year lease agreement for a site in Indianapolis, Indiana where it constructed a Granite City restaurant using its new prototype.  Per the terms of the lease, the landlord will pay the Company a tenant improvement allowance of approximately $1.1 million.  Through the build out or “rent holiday” period, the Company recorded an aggregate of approximately $150,000 of non-cash rent expense in pre-opening costs.  Of such amount, approximately $103,000 was included in the first half of 2013.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.  The Company opened this restaurant on July 24, 2013.

4.              Commitments and contingencies

Leases

In October 2012, the Company entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where it plans to construct a Granite City restaurant.  Per the terms of the lease, the landlord will pay the Company a tenant improvement allowance of approximately $1.2 million.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $456,850.  The Company anticipates opening this restaurant in the fall of 2013.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.

In May 2013, the Company entered into an agreement to purchase approximately 2.5 acres of land in Louisville, Kentucky for $1.8 million, where it plans to construct a Granite City restaurant.  Additionally, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding this restaurant.  Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $4.5 million or the actual costs the Company incurs for the property and construction of the restaurant thereon.  Upon the closing of the sale, the Company will enter into an agreement with Store Capital whereby the Company will lease the restaurant from Store Capital for an initial term of 15 years at an annual rental rate equal to the purchase price multiplied by a capitalization rate equal to 8.75%.  Such agreement will include options for additional terms and provisions for rental adjustments.

In July 2013, the Company entered into a 15-year lease agreement for a site in Northville, Michigan where it plans to construct a Granite City restaurant.  Per the terms of the lease, the landlord will pay the Company a tenant improvement allowance of approximately $1.0 million.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $417,480.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.

5.              Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model. Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the following assumptions within the Black-Scholes option-pricing model for the first half of the fiscal years 2013 and 2012:

	Twenty-seven Weeks Ended July 2, 2013	Twenty-six Weeks Ended June 26, 2012
Weighted average risk-free interest rate	1.73% - 2.49%	1.69% - 2.25%
Expected life of options	10 years	10 years
Expected stock volatility	87.27% - 89.12%	91.47% - 92.77%
Expected dividend yield	None	None

As of July 2, 2013, there were options outstanding for the purchase of 887,853 and 174,850 shares under the Company’s Amended and Restated Equity Incentive Plan and Long-Term Incentive Plan, respectively.  Although vesting schedules vary, option grants under these plans generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.  The Amended and Restated Equity Incentive Plan expired in February 2012.  As of July 2, 2013, options for the purchase of 220,650 shares remained available for issuance under the Long-Term Incentive Plan.

A summary of the status of the Company’s stock options as of July 2, 2013 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 25, 2012	1,074,470	$2.34	6.9 years	$142,536

Granted	84,700	2.07	9.7 years
Exercised	(2,831)	1.18
Forfeited	(93,636)	2.66
Outstanding at July 2, 2013	1,062,703	$2.30	6.8 years	$87,675

Options exercisable at December 25, 2012	698,372	$2.38	6.2 years	$103,673
Options exercisable at July 2, 2013	803,003	$2.32	6.1 years	$72,184

Weighted-average fair value of options granted during 2013	$1.76

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on July 2, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2013.  As of July 2, 2013, there was approximately $290,535 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $125,170 is expected to be recognized during the remainder of fiscal year 2013, $107,347 in fiscal year 2014, $43,441 in fiscal year 2015, $12,809 in fiscal year 2016 and $1,768 in fiscal year 2017.

The following table summarizes information about stock options outstanding at July 2, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $3.00	919,206	6.8 years	$2.09	682,006	$2.09
$3.01 - $5.00	138,499	6.3 years	$3.56	115,999	$3.51
$5.01 - $6.00	4,998	5.2 years	$5.47	4,998	$5.47
Total	1,062,703	6.8 years	$2.30	803,003	$2.32

As of July 2, 2013, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.85 per share.

6.              Preferred stock

As of July 2, 2013, the Company had 3,000,000 shares of Series A Preferred stock outstanding.  The Company is obligated to pay 9% dividends on the Series A Preferred through 2013, of which one-half is in cash and one-half is in the form of common stock.  As such, the following dividend payments were made to the preferred shareholder of record on the dates presented below:

Date	Cash Paid	Common Stock Issued
December 31, 2012	$101,252	45,731
March 29, 2013	$101,252	48,009
June 28, 2013	$101,250	48,600

7.              Fair value measurements

The guidance of ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Valuation techniques under such accounting guidance related to fair value measurements are based on observable inputs which reflect readily obtainable data from independent sources, and unobservable inputs which reflect internal market assumptions.  The Company uses the following three-tier fair value hierarchy, which prioritizes these inputs as follows:

Level 1—Quoted market prices in active markets for identical assets and liabilities.

Level 2—Inputs, other than quoted prices included in Level 1 that are either directly or indirectly observable.

Level 3—Inputs that are unobservable for the assets or liabilities where there is little or no market data.  These inputs require significant management judgment or estimation.

As of July 2, 2013 and December 25, 2012, respectively, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

The fair value of the Company’s interest rate swap is determined based on information provided by the Company’s bank counterparty that is model-driven and where inputs were observable or where significant value drivers were observable.  Such models utilize quoted interest rate curves to calculate the forward values and then discount the forward values to present values.  The Company classifies its interest rate swap as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on current market rates (Notes 1 and 2).

The following table presents the fair value of liabilities measured on a recurring basis as of July 2, 2013:

Description	Level 1	Level 2	Level 3	Total Liability
Interest rate swap fair value	$—	$(118,561)	$—	$(118,561)

There was no fair value measurement at December 25, 2012 as the Company had not yet entered into the swap agreement.  There were no transfers between levels of the fair value hierarchy during the first half of fiscal year 2013.

ITEM 2                                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains various non-historical forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  You are cautioned not to attribute undue certainty to such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.  Please refer to the Cautionary Statement filed as Exhibit 99 to our Quarterly Report on 10-Q filed with the Securities and Exchange Commission on May 17, 2013 for additional factors known to us that may cause actual results to vary.

Overview

We operate Modern American casual dining restaurants under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.  As of August 13, 2013, we operated 29 Granite City restaurants and six Cadillac Ranch restaurants.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site.  The extensive menu features moderately priced favorites served in generous portions.  Granite City’s attractive price point, high service standards, and great food and beer combine for a memorable dining experience.  Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

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

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  Although negative trends in consumer spending within the casual dining sector appear to be easing, many consumers continue to dine out less frequently than in the past and/or have decreased the amount they spend on meals while dining out.  To help offset the negative impact of these trends, we continue to seek to renegotiate the pricing of various aspects of our business.  We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic, including focusing on various social media initiatives and growing our “Mug Club” loyalty program database.

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

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  Fiscal year 2013 will consist of 53 weeks while fiscal year 2012 consisted of 52 weeks.  The second quarters of 2013 and 2012 included 437 and 414 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  The first half of 2013 and 2012 included 912 and 817 operating weeks, respectively.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenue from period to period as changes occur in the number of units we are operating.

Our restaurant revenue is comprised almost entirely of the sales of food and beverages.  We also obtain a small percentage of revenue from cover charges, banquet or private dining room rentals and the sale of retail items. Such sales make up approximately one percent of total revenue.  Product costs include the costs of food, beverages and retail items.  Labor costs include direct hourly and management wages, taxes and benefits for restaurant employees.  Direct and occupancy costs include restaurant supplies, marketing costs, rent, utilities, real estate taxes, repairs and maintenance and other related costs.  Pre-opening costs consist of direct costs related to hiring and training the initial restaurant workforce, the salaries and related costs of our new restaurant opening team, cash and non-cash rent costs incurred during the construction period and certain other direct costs associated with opening new restaurants.  General and administrative expenses are comprised of expenses associated with all corporate and administrative functions that support existing operations, which include management and staff salaries, employee benefits, travel, information systems, training, market research, professional fees, supplies and corporate rent.  Acquisition costs are expenses related to due diligence performed as part of the acquisition of assets.  Depreciation and amortization includes depreciation on capital expenditures at the restaurant and corporate levels and amortization of intangibles that do not have indefinite lives.  Interest expense represents the cost of interest expense on debt and capital leases and the change in fair value of our interest rate swap, net of interest income on invested assets.

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the second quarter and first half of fiscal years 2013 and 2012, respectively:

	Thirteen Weeks Ended		Twenty-seven Weeks Ended	Twenty-six Weeks Ended
	July 2, 2013	June 26, 2012	July 2, 2013	June 26, 2012

Restaurant revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.2	27.3	27.2	27.0
Labor	32.8	33.2	32.5	33.0
Direct restaurant operating	15.1	14.4	15.4	14.6
Occupancy	8.2	7.9	7.9	8.1
Total cost of sales	83.3	82.8	83.1	82.7

General and administrative	6.9	7.8	7.4	8.3
Depreciation and amortization	5.9	5.9	5.7	6.1
Pre-opening	0.5	1.7	0.9	1.3
Acquisition costs	0.1	0.4	0.1	0.8
Loss on disposal of assets	0.7	0.6	0.4	0.4
Exit or disposal activities	0.0	0.1	0.0	0.1
Operating income	2.4	0.7	2.2	0.4

Interest:
Income	—	0.0	—	0.0
Expense	(3.9)	(4.1)	(3.6)	(4.2)
Net interest expense	(3.9)	(4.1)	(3.6)	(4.2)

Net loss	(1.5)%	(3.4)%	(1.4)%	(3.8)%

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

Results of operations for the thirteen weeks and twenty-seven weeks ended July 2, 2013 and the thirteen and twenty-six weeks ended June 26, 2012

Revenue

We generated $33,955,331 and $30,367,622 of revenue during the second quarters of 2013 and 2012, respectively, an increase of 11.8%.  Such increase was primarily the result of 23 additional restaurant operating weeks in the second quarter of 2013 attributable to our Cadillac Ranch restaurant in Pittsburgh, Pennsylvania and our Granite City restaurants in Troy, Michigan and Franklin, Tennessee.  Comparable restaurant revenue, which includes restaurants which we have operated for over 18 months, increased 2.1% from the second quarter of 2012 to the second quarter of 2013 due to a menu price increase and increased guest counts.

We generated $68,916,785 and $58,937,622 of revenue during the first half 2013 and 2012, respectively, an increase of 16.9%.  Such increase was the result of the additional fiscal week in the first quarter of 2013 as well as having three additional locations in operation in the first half of 2013 compared to that of 2012.  Comparable restaurant revenue, which includes restaurants which we have operated for over 18 months, increased 2.5% from the first half of 2012 to the first half of 2013 due to a menu price increase, increased guest counts and the additional fiscal week in the first quarter of 2013.

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

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, decreased 0.1% to 27.2% in the second quarter of 2013 from 27.3% in the second quarter of 2012.  Such costs increased 0.2% as a percentage of revenue to 27.2% in the first half of 2013 from 27.0% in the first half of 2012.  While we experienced some cost decreases in bottled beer, liquor and some proteins, such decreases were offset by increases in tap beer, soft drinks, wine, steak, fish and retail products. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  Although such menu modifications may temporarily result in increased food and beverage cost, we believe we are able to offset such increases with our feature items which provide variety and value to our guests.  Our varieties of craft brewed beer, which we produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  Based on industry information, we anticipate commodity prices to increase two to three percent through 2013.  However, we continue to seek to offset such increases with pricing, new menu offerings and specials.

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

Our labor costs, as a percentage of revenue, decreased 0.4% to 32.8% in the second quarter of 2013 from 33.2% in the second quarter of 2012.  Such costs decreased 0.5% as a percentage of revenue to 32.5% in the first half of 2013 from 33.0% in the first half of 2012.  Although we experienced increases in performance compensation, some kitchen labor and labor relating to the security and janitorial services we brought in-house at a number of our locations, virtually all other labor costs decreased from the first half of 2012 to the first half of 2013.  Non-cash stock-based compensation decreased $40,551 to $42,482 in the first half of 2013 from $83,033 in the first half of 2012.

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

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense, as a percentage of revenue, increased 0.7% to 15.1% in the second quarter of 2013 from 14.4% in the second quarter of 2012.  Such costs increased 0.8% as a percentage of revenue to 15.4% in the first half of 2013 from 14.6% in the first half of 2012.  Cost increases in marketing, training, maintenance and repair and printing were offset in part by decreases in paper products and linen and laundry services.  Additionally, because we brought janitorial services in-house at many of our locations, we experienced decreases in outside janitorial service costs.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.3% as a percentage of revenue to 8.2% in the second quarter of 2013 from 7.9% in the second quarter of 2012.  Such costs decreased 0.2% as a percentage of revenue to 7.9% in the first half of 2013 from 8.1% in the first half of 2012.  While fixed rent had decreased as a percentage of revenue due to the higher revenue base and the additional fiscal week in the first quarter of 2013 compared to the first quarter of 2012, occupancy expense increased $271,823 in the first half of 2013 due to the additional restaurants in operation. The majority of our leases include a provision for additional rent based upon restaurant sales.  As such, with our increased revenue base, our percentage rent has increased as well.

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

Our pre-opening costs in the first half of 2013 were related primarily to the Granite City restaurant we opened in Franklin, Tennessee in February 2013 and the Granite City restaurant we opened in Indianapolis, Indiana in July 2013, while such expenses in the first half of 2012 were related primarily to the Granite City restaurant we opened in Troy, Michigan in May 2012.  Of the pre-opening cost incurred in the first half of 2013, we recorded $103,025 of non-cash construction-period rent related to our Indianapolis restaurant.

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

General and administrative expense decreased $9,465 to $2,353,387 in the second quarter of 2013 from $2,362,852 in the second quarter of 2012.  As a percentage of revenue, general and administrative expense decreased 0.9% to 6.9% in the second quarter of 2013 from 7.8% in the second quarter of 2012 due to the higher revenue provided by new locations and the additional fiscal week in 2013.  Such costs increased $212,962 to $5,104,508 in the first half of 2013 from $4,891,546 in the first half of 2012.  As a percentage of revenue, general and administrative costs decreased 0.9% to 7.4% in the first half of 2013 from 8.3% in the first half of 2012.  Compensation expense was higher in the first half of 2013 due to the additional fiscal week and legal and investor relations fees were higher due to our appeal of NASDAQ’s determination to delist our common stock.  Additionally, we incurred approximately $158,000 of consulting expense related to a restaurant site we discontinued pursuing.  These costs were offset in part by a reduction of travel, relocation and management training expenses.  While we expect similar general and administrative expenses in future months, we believe that the benefit of restaurant, menu and food upgrades and future restaurant unit growth will help to reduce general and administrative expenses as a percentage of revenue.

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

Depreciation and amortization

Depreciation and amortization expense increased $196,999 to $2,001,162 in the second quarter of 2013 from $1,804,163 in the second quarter of 2012.  As a percentage of revenue, depreciation expense remained at 5.9% in each of the second quarters of 2013 and 2012.  Such costs increased $379,511 to $3,952,805 in the first half of 2013 from $3,573,294 in the first half of 2012.  As a percentage of revenue, depreciation and amortization expense decreased 0.4% to 5.7% in the second quarter of 2013 from 6.1% in the second quarter of 2012, indicating that revenue generated from our new locations more than offset the related increase in depreciation expense.  We anticipate depreciation expense will increase as we complete enhancements at selected restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times during peak periods.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Net interest expense increased $67,243 to $1,314,803 in the second quarter of 2013 from $1,247,560 in the second quarter of 2012.  Net interest expense decreased $18,658 to $2,507,566 in the first half of 2013 from $2,488,908 in the first half of 2012.  In the first half of 2013 and 2012, $84,751 and $77,184 of interest expense was capitalized as part of the construction of our new restaurants.  In the second quarter of 2013, we entered into an interest swap agreement per the terms of our credit agreement with Fifth Third Bank (“the

Bank”). The decrease in fair value of the swap agreement was $118,561 during the second quarter of 2013 and is recorded as interest expense in the condensed consolidated statements of operations.

Liquidity and capital resources

As of July 2, 2013, we had $862,072 of cash and a working capital deficit of $7,502,486 compared to $2,566,034 of cash and a working capital deficit of 8,905,723 at December 25, 2012.

During the twenty-seven weeks ended July 2, 2013, we obtained $955,965 of net cash from operating activities.  Our net cash used for investing activities of $4,461,847 was made up of purchases of property and equipment totaling $6,211,847, offset in part by $1,750,000 cash proceeds from the sale leaseback of our Franklin, Tennessee restaurant in the form of a tenant improvement allowance.  We obtained $1,801,920 in financing activities which included $3,368,338 from our line of credit, offset in part by payments on our debt and capital leases of $1,044,976, cash payment of dividends on our preferred stock of $303,754, debt issuance costs of $216,138 related to our amended and restated credit agreement with the Bank and $1,550 of net costs to issue stock.

During the twenty-six weeks ended June 26, 2012, we obtained $1,179,576 of net cash from operating activities and $18,836,102 of net cash through financing activities.  The funds from financing activities were made up of $9,807,171 in proceeds from a credit facility with Bank, $6,596,120 of net cash from the issuance of common stock and $4,000,000 in proceeds from the sale leaseback of our Troy, Michigan property, offset in part by payments we made on our debt and capital lease obligations aggregating $1,172,136, cash used for debt issuance costs in the amount of $192,549,  and $202,504 of cash in payment of dividends on our preferred stock.  We used $11,824,812 of cash to purchase property and equipment, including $5,764,277 to purchase the assets of four Cadillac Ranch restaurants, including intellectual property, and approximately $3,600,000 for construction and equipment for our Troy, Michigan restaurant.

Credit Facility

On May 31, 2013, we entered into an amended and restated credit agreement with the Bank.  The agreement amended and restated the credit agreement between the Company and the Bank dated May 10, 2011, as amended, and now provides for a term loan in the amount of $16.0 million that refinances all existing indebtedness with the Bank; an acquisition line of up to $10.0 million (“ALOC”); a $100,000 line of credit to issue standby letters of credit; and a delayed draw term loan (“DDTL”) in the amount of $4.0 million to acquire the improvements and assume the related ground leases for six of our existing restaurant properties from entities related to or managed by Dunham Capital Management L.L.C.  Our pre-existing term and line of credit loans were converted into a portion of the new term loan.  The Bank’s commitment to issue the standby letters of credit is subject to reduction or modification as provided in the credit agreement.  These credit facilities mature on May 31, 2018.

Pursuant to the terms of a guaranty, pledge and security agreement, our obligations under the credit agreement are secured by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired.   Payment and performance of our obligations to the Bank are jointly and severally guaranteed by our subsidiaries.

The loans bear interest at our option at a fluctuating per annum rate equal to (i) a base rate plus a margin which is tied to our senior leverage ratio or (ii) LIBOR plus a margin which is tied to our senior leverage ratio.  With respect to the term loan only, we may also pay interest at a fixed rate of 6.75% per annum.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans) and at maturity.  We pay an unused line fee in the amount of 0.50% of the unused line on both the ALOC and the DDTL equal to the difference between the total commitment for each of the ALOC and the DDTL and the amount outstanding under each of the ALOC and DDTL.  We are obligated to make principal payments on the term loan in quarterly installments commencing with September 30, 2013 each in the amount of $200,000 through June 30, 2014; $300,000 through June 30, 2015; and $400,000 in every quarter thereafter with a final payment of principal and interest on May 31, 2018.  The DDTL will be payable in quarterly installments commencing December 31, 2013 in amounts equal to a percentage of outstanding principal of 1.25% through September 30, 2014; increasing to 1.875% on and after December 31, 2014; and increasing to 2.50% on and after December 31, 2015, with a final payment of interest and principal due on May 31, 2018.

We may voluntarily prepay the loans in whole or part subject to notice and other requirements of the credit agreement and are obligated to make prepayments from time to time:

•            if we make certain dispositions or suffer events of loss resulting in cash proceeds, subject to the right to reinvest such proceeds (to be applied first to term loans until paid in full and then to the line of credit loan until paid in full);

•            if at any time we issue new equity securities, an amount equal to 25% of the net cash proceeds from such new equity securities and 100% of the net cash proceeds from the incurrence of indebtedness (to be applied first to term loans until paid in full and then to the line of credit loan until paid in full); and

•            by amounts equal to specified ratios of total funded debt less capital leases to adjusted EBITDA for any most recently completed fiscal year multiplied by our cash flow for such fiscal year (to be applied first to term loans until paid in full and then to the line of credit loan until paid in full).

The credit agreement contains customary covenants, representations and warranties and the following financial covenants:

•            as of the last day of any fiscal quarter, we may not permit our leverage ratio to be greater than 4.50;

•            the maintenance of senior leverage ratios, with maximum senior leverage ratios ranging from 3.30 for the quarter ending June 30, 2013 to 2.50 for the quarter ending March 31, 2016 and each fiscal quarter ending thereafter;

•            as of the last day of each fiscal quarter, we must maintain a ratio of (i) adjusted EBITDA for the four fiscal quarters then ended to (ii) fixed charges of not less than 1.20; and

•            our company and its subsidiaries may not make capital expenditures (other than capital expenditures financed with the proceeds of the ALOC) in excess of $5.0 million for the fiscal year ending December 31, 2013 and any fiscal year thereafter, subject to carryovers of up to $2.5 million of an unutilized portion of the prior year limitation.

We had a balance outstanding on the ALOC of $3.0 million at July 2, 2013.

Per the terms of the credit agreement, we entered into a three-year interest rate swap agreement to fix interest rates on a portion of this debt.  Under the swap agreement, we pay a fixed rate of 1.02% and receive interest at the one-month LIBOR on a notional amount of $12.0 million. This effectively makes our interest rate 5.77% on $12.0 million of our debt.  We did not elect to apply hedge accounting for this swap agreement.  As such, the fair value of the interest rate swap is recorded on the condensed consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap, and any changes in the fair value of the swap agreement will be accounted for as non-cash adjustments to interest expense and recognized in current earnings. The decrease in the fair value of the swap agreement was $118,561 for the quarter ended July 2, 2013 and is recorded in the condensed consolidated statements of operations.

Lease Agreements

In February 2012, we entered into a 15-year lease agreement for a site in Franklin, Tennessee where we constructed a Granite City restaurant which we opened in February 2013.  Per the terms of the lease, the landlord paid us a $1.75 million tenant improvement allowance.  Because our company incurred all the construction costs and risk of loss, we accounted for the transaction as a sale leaseback, pursuant to guidance in ASC 840 Leases.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded a deferred loss of $1.7 million which will be amortized to rent expense over the life of the lease.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $158,000.

In June 2012, we entered into a 10-year lease agreement for a site in Indianapolis, Indiana where we constructed a Granite City restaurant.  Per the terms of the lease, the landlord will pay us a tenant improvement allowance of approximately $1.1 million.  Through the build out or “rent holiday” period, we have recorded an aggregate of approximately $150,000 of non-cash rent expense in pre-opening costs.  Of such amount, approximately $103,000 was included in the first half of 2013.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales.  We opened this restaurant on July 24, 2013.

In October 2012, we entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where we plan to construct a Granite City restaurant.  Per the terms of the lease, the landlord will pay us a tenant improvement allowance of approximately $1.2 million.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $456,850.  We anticipate opening this restaurant in the fall of 2013.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales.

In May 2013, we entered into an agreement to purchase approximately 2.5 acres of land in Louisville, Kentucky for $1.8 million, where we plan to construct a Granite City restaurant.  Additionally, we entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding this restaurant.  Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $4.5 million or the actual costs we incur for the property and construction of the restaurant thereon.  Upon the closing of the sale, we will enter into an agreement with Store Capital whereby we will lease the restaurant from Store Capital for an initial term of 15 years at an annual rental rate equal to the purchase price multiplied by a capitalization rate equal to 8.75%.  Such agreement will include options for additional terms and provisions for rental adjustments.

Funding Operations and Expansion:

During fiscal year 2012 and the first half of 2013, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  We continue to pursue growth under the assumption that we will continue to generate positive cash flow from existing operations.  Under such assumption, with continued access to the credit facility and anticipated continued access to funds through future sale leaseback transactions, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.

We expect to generate additional revenue and cash flow through new restaurant growth of our Granite City concept, primarily within our existing geographic footprint.  We have opened a new Granite City restaurant in each of Franklin, Tennessee and Indianapolis, Indiana, and we expect to open one in Lyndhurst, Ohio in the fall of 2013 and one in Louisville, Kentucky in early 2014.  We are analyzing other potential new Granite City restaurant sites and expect to increase revenue through expansion.  We further believe that expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

We continue to evaluate physical changes in some of our established Granite City restaurants for the purpose of generating additional revenue.  Changes could include increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties, corporate events and to reduce wait times in peak periods.  At some locations we are updating and refreshing the look of our restaurant in order to provide a better experience for the guest.  We evaluate the costs of these potential capital enhancements relative to the projected revenue gains, thereby determining the expected return on investment of these potential restaurant modifications.  As part of these enhancements, we have recorded non-cash losses related to the assets replaced that were not fully depreciated.

We also believe we can improve the efficiency of our restaurants with table management systems and kitchen management systems designed to increase table turnover, provide a higher level of service to our customers, improve the overall dining experience, increase our sales, and improve our financial condition.

The above objectives assume that, in addition to continued access to the credit facility and continued access to funds through anticipated future sale leaseback transactions, we will continue to generate positive cash flow.  If we cease generating positive cash flow, our business could be adversely affected and we may be required to alter or cease our growth, restaurant modifications and technological improvements.  Our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we may require additional equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon our ability to generate working capital.

Off- balance sheet arrangements:

We have not entered into any off-balance sheet arrangements as it is not our business practice to do so.

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of July 2, 2013 and the timeframe within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company coupled with a termination of employment or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
		Fiscal Years	Fiscal Years	Fiscal Years	Fiscal Year
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt, principal	$21,586,700	$485,897	$2,976,703	$4,218,235	$13,905,866
Interest on long-term debt	5,298,343	617,087	2,253,535	1,803,545	624,176
Capital lease obligations, including interest	69,434,727	2,438,428	9,549,881	9,807,730	47,638,689
Operating lease obligations, including interest	76,125,361	3,154,284	12,379,916	11,990,362	48,600,798
Purchase contracts*	389,626	90,028	212,302	87,296	—
Total obligations	$172,834,757	$6,785,724	$27,372,337	$27,907,167	$110,769,529

*While we are contractually obligated to make these purchases, we have the contractual right to defer such purchases into later years.  However, if we defer such purchases into later years, we may incur additional charges.

Certain amounts do not sum due to rounding.

During fiscal year 2012 and the first half of 2013, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  Although we expect to increase our number of Granite City restaurants through expansion, we believe that continued access to the credit facility, anticipated continued access to funds through future sale leaseback transactions and the cash generated from existing operations will be sufficient to fund our current obligations.

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

Changes in interest rates:

Pursuant to the terms of our credit agreement with the Bank, we will have a balloon payment due of approximately $10.9 million on May 31, 2018.  If it becomes necessary to refinance such balloon balance, we may not be able to obtain financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.  Additionally, per the terms of the credit agreement with the Bank, we entered into a three-year interest rate swap agreement to fix interest rates on a portion of this debt.  Under the swap agreement, we pay a fixed rate of 1.02% and receive interest at the one-month LIBOR on a notional amount of $12.0 million. This effectively makes our interest rate 5.77% on $12.0 million of our debt.  We did not elect to apply hedge accounting for this interest rate swap agreement.  As such, the fair value of the interest rate swap is recorded on the condensed consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap, and any changes in the fair value of the swap agreement will be accounted for as non-cash adjustments to interest expense and recognized in current earnings. The decrease in the fair value of the swap agreement was $118,561 for the quarter ended July 2, 2013 and is recorded in the condensed consolidated statements of operations.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.  As of July 2, 2013, our future obligations under such contracts aggregated approximately $0.4 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 2, 2013, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A              Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Cautionary Statement filed as Exhibit 99 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2013, filed with the Securities and Exchange Commission on May 17, 2013.

ITEM  2                Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On June 28, 2013, we issued 48,600 shares of our common stock as a dividend payment to the holder of our Series A Preferred as required by the terms and conditions of such securities.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.  The certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements.  The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the Securities and Exchange Commission.  No discount or commission was paid in connection with the issuance of such common stock.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: August 16, 2013	By:	/s/ James G. Gilbertson
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

10.1

Amended and Restated Credit Agreement among the Registrant and various lenders and Fifth Third Bank, as the Administrative Agent, dated May 31, 2013 (including forms of Term A Note, Line of Credit Note, Delayed Draw Term Note and CapEx Loan Note) (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2013 (File No. 000-29643)).

10.2

Master Reaffirmation and Amendment to Loan Documents by and among the Registrant, Fifth Third Bank as Administrative Agent, and the Guarantors, dated May 31, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2013 (File No. 000-29643)).

31.1	Certification by Robert J. Doran, Chief Executive Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert J. Doran, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James G. Gilbertson, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Cautionary Statement, dated May 16, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on May 17, 2013 (File No. 000-29643)).

101	Financial Statements in XBRL format.