Form 10-Q
period 2013-10-01
GRANITE CITY FOOD & BREWERY LTD.
filed 2013-11-14
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 11, 2013, the issuer had outstanding 8,246,635 shares of common stock.

		Page

PART I	FINANCIAL INFORMATION	1

ITEM 1	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of October 1, 2013 and December 25, 2012	1

	Condensed Consolidated Statements of Operations for the Thirteen and Forty Weeks ended October 1, 2013 and the Thirteen and Thirty-nine Weeks ended September 25, 2012	2

	Condensed Consolidated Statements of Cash Flows for the Forty Weeks ended October 1, 2013 and Thirty-nine Weeks ended September 25, 2012	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4	Controls and Procedures	21

PART II	OTHER INFORMATION	21

ITEM 1	Legal Proceedings	21

ITEM 1A	Risk Factors	21

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3	Defaults upon Senior Securities	22

ITEM 4	Mine Safety Disclosures	22

ITEM 5	Other Information	22

ITEM 6	Exhibits	22

SIGNATURES		23

EXHIBIT INDEX		24

i

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2013	December 25, 2012
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$978,328	$2,566,034
Inventory	1,690,130	1,488,225
Prepaids and other	3,457,059	1,851,264
Total current assets	6,125,517	5,905,523
Prepaid rent, net of current portion	95,028	134,239
Property and equipment, net	61,154,763	62,611,374
Intangible and other assets, net	6,090,717	3,115,649
Total assets	$73,466,025	$71,766,785

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$3,864,820	$3,161,067
Accrued expenses	6,982,177	8,580,588
Deferred rent, current portion	718,554	709,131
Line of credit, current portion	627,988	—
Long-term debt, current portion	1,076,664	1,346,030
Capital lease obligations, current portion	1,113,656	1,014,430
Total current liabilities	14,383,859	14,811,246
Deferred rent, net of current portion	4,474,112	4,032,159
Other liabilities - interest rate swap	136,693	—
Line of credit, net of current portion	5,372,012	8,000,000
Long-term debt, net of current portion	17,267,196	9,431,353
Capital lease obligations, net of current portion	33,140,593	33,983,725
Total liabilities	74,774,465	70,258,483
Shareholders’ (deficit) equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 3,000,000 shares issued and outstanding	30,000	30,000
Common stock, $0.01 par value, 90,000,000 shares authorized; 8,245,385 and 8,051,712 shares issued and outstanding at 10/1/13 and 12/25/12, respectively	82,454	80,517
Additional paid-in capital	81,037,580	80,593,601
Stock dividends distributable	—	457
Retained deficit	(82,458,474)	(79,196,273)
Total shareholders’ (deficit) equity	(1,308,440)	1,508,302
Total liabilities and shareholders’ (deficit) equity	$73,466,025	$71,766,785

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		40 Weeks Ended	39 Weeks Ended
	October 1, 2013	September 25, 2012	October 1, 2013	September 25, 2012

Restaurant revenue	$31,356,336	$31,135,288	$100,273,122	$90,072,910

Cost of sales:
Food, beverage and retail	8,687,793	8,412,835	27,461,261	24,328,465
Labor	10,206,511	10,293,142	32,630,017	29,740,985
Direct restaurant operating	4,957,869	4,749,016	15,593,877	13,340,009
Occupancy	2,756,331	2,573,685	8,218,112	7,351,885
Cost of sales and occupancy	26,608,504	26,028,678	83,903,267	74,761,344

General and administrative	2,451,488	2,315,538	7,555,994	7,207,083
Depreciation and amortization	2,042,082	1,920,425	5,994,887	5,493,719
Pre-opening	411,836	166,582	1,035,802	915,413
Acquisition costs	117,480	199,560	193,539	684,745
Loss on disposal of assets	162,494	144,950	462,900	368,263
Exit or disposal activities	14,315	15,986	46,390	49,261
Total costs and expenses	31,808,199	30,791,719	99,192,779	89,479,828
Operating (loss) income	(451,863)	343,569	1,080,343	593,082

Interest:
Income	—	—	—	32
Expense on capital leases	(933,615)	(948,818)	(2,839,483)	(2,821,590)
Other interest expense	(293,865)	(283,697)	(895,563)	(899,865)
Net interest expense	(1,227,480)	(1,232,515)	(3,735,046)	(3,721,423)

Net loss	$(1,679,343)	$(888,946)	$(2,654,703)	$(3,128,341)
Less dividends declared	(202,500)	(202,500)	(607,500)	(607,500)
Net loss available to common shareholders	$(1,881,843)	$(1,091,446)	$(3,262,203)	$(3,735,841)

Loss per common share, basic	$(0.23)	$(0.14)	$(0.40)	$(0.64)

Weighted average shares outstanding, basic	8,199,432	8,002,478	8,148,251	5,873,258

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 Weeks Ended	39 Weeks Ended
	October 1, 2013	September 25, 2012

Cash flows from operating activities:
Net loss	$(2,654,703)	$(3,128,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,994,887	5,493,719
Amortization of deferred loss	125,034	6,657
Stock warrant/option expense	136,726	223,747
Non-cash interest expense	153,136	16,443
Loss on disposal of assets	462,900	368,263
Deferred rent	434,933	501,838
Changes in operating assets and liabilities:
Inventory	(201,905)	(406,003)
Prepaids and other	(1,566,584)	(113,469)
Accounts payable	385,073	535,847
Accrued expenses	(1,511,226)	(1,727,331)
Net cash provided by operating activities	1,758,271	1,771,370

Cash flows from investing activities:
Purchase of:
Property and equipment	(10,250,272)	(13,079,586)
Proceeds from sale leaseback	2,830,000	—
Intangible and other assets	(125,146)	(1,599,507)
Net cash used in investing activities	(7,545,418)	(14,679,093)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	6,368,338	9,807,171
Payments on long-term debt and line of credit	(801,861)	(6,080,996)
Payments on capital lease obligations	(743,906)	(579,398)
Proceeds from sale leaseback	—	4,000,000
Debt issuance costs	(218,624)	(199,695)
Proceeds from issuance of common stock, net of fees	499	6,549,358
Payment of cash dividends on preferred stock	(405,005)	(303,755)
Net cash provided by financing activities	4,199,441	13,192,685

Net (decrease) increase in cash	(1,587,706)	284,962
Cash and cash equivalents, beginning	2,566,034	2,128,299
Cash and cash equivalents, ending	$978,328	$2,413,261

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments and long-term debt	$—	$2,768,643
Property and equipment, intangibles and equity costs included in accounts payable and accrued expenses	$1,153,204	$740,188
Line of credit converted to long-term debt	$8,368,338	—
Dividends paid on preferred stock through the issuance of common stock	$404,995	$303,745

See notes to condensed consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Thirteen and forty weeks ended October 1, 2013 and Thirteen and thirty-nine weeks ended September 25, 2012

1.              Summary of significant accounting policies

Background

Granite City Food & Brewery Ltd. (the “Company”) develops and operates two casual dining concepts: Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.

The Company operates 30 restaurants of its original concept, which is a polished casual American restaurant known as Granite City Food & Brewery.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.

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

Basis of presentation

In the opinion of management, the financial statements presented herein include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial position as of October 1, 2013, and its results of operations for the interim periods ended October 1, 2013 and September 25, 2012. The results of operations for the thirteen and forty weeks ended October 1, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

Related parties

Concept Development Partners LLC (“CDP”) is the Company’s controlling shareholder. As of November 11, 2013, CDP beneficially owned approximately 78.7% of the Company’s common stock.

Fiscal year

The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes.  Fiscal year 2013 will consist of 53 weeks while fiscal year 2012 consisted of 52 weeks.

Net loss per share

Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective reporting periods.  Calculations of the Company’s net loss per common share for the third quarter and first three quarters of fiscal years 2013 and 2012 are set forth in the following table:

	Thirteen Weeks Ended		40 Weeks Ended	39 Weeks Ended
	October 1, 2013	September 25, 2012	October 1, 2013	September 25, 2012
Net loss	$(1,679,343)	$(888,946)	$(2,654,703)	$(3,128,341)
Less dividends declared	(202,500)	(202,500)	(607,500)	(607,500)
Net loss available to common shareholders	$(1,881,843)	$(1,091,446)	$(3,262,203)	$(3,735,841)

Loss per common share, basic	$(0.23)	$(0.14)	$(0.40)	$(0.64)

Weighted average shares outstanding, basic	8,199,432	8,002,478	8,148,251	5,873,258

Of the net loss per common share, $(0.02) and $(0.07) was attributable to dividends declared for the third quarter and first three quarters of fiscal year 2013, respectively, while $(0.03) and $(0.10) was attributable to dividends declared in the third quarter and first three quarters of fiscal year 2012, respectively.

2.              Credit facility

On May 31, 2013, the Company entered into an amended and restated credit agreement with Fifth Third Bank (the “Bank”).  The agreement amended and restated the credit agreement between the Company and the Bank dated May 10, 2011, as amended, and now provides for a term loan in the amount of $16.0 million that refinances all existing indebtedness with the Bank; an acquisition line of up to $10.0 million (“ALOC”); a $100,000 line of credit to issue standby letters of credit; and a delayed draw term loan (“DDTL”) in the amount of $4.0 million to acquire the improvements and assume the related ground leases for six of the Company’s existing restaurant properties from entities related to or managed by Dunham Capital Management L.L.C.  The Company’s pre-existing term and line of credit loans were converted into a portion of the new term loan.  The Bank’s commitment to issue the standby letters of credit is subject to reduction or modification as provided in the credit agreement.  The credit agreement contains customary covenants, representations and warranties and certain financial covenants.  These credit facilities mature on May 31, 2018.

Pursuant to the terms of a guaranty, pledge and security agreement, the Company’s obligations under the credit agreement are secured by liens on its subsidiaries, personal property, fixtures and real estate owned or to be acquired.  Payment and performance of the Company’s obligations to the Bank are jointly and severally guaranteed by its subsidiaries.

The loans bear interest at the Company’s option at a fluctuating per annum rate equal to (i) a base rate plus a margin which is tied to the Company’s senior leverage ratio or (ii) LIBOR plus a margin which is tied to the Company’s senior leverage ratio.  With respect to the term loan only, the Company may also pay interest at a fixed rate of 6.75% per annum.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans) and at maturity.  The Company pays an unused line fee in the amount of 0.50% of the unused line on both the ALOC and the DDTL equal to the difference between the total commitment for each of the ALOC and the DDTL and the amount outstanding under each of the ALOC and DDTL.  The Company is obligated to make principal payments on the term loan in quarterly installments which commenced September 30, 2013 each in the amount of $200,000 through June 30, 2014; $300,000 through June 30, 2015; and $400,000 in every quarter thereafter with a final payment of principal and interest on May 31, 2018.  The DDTL is payable in quarterly installments commencing December 31, 2013 in amounts equal to a percentage of outstanding principal of 1.25% through September 30, 2014; increasing to 1.875% on and after December 31, 2014; and increasing to 2.50% on and after December 31, 2015, with a final payment of interest and principal due on May 31, 2018.  The Company may voluntarily prepay the loans in whole or part subject to notice and other requirements of the credit agreement and is obligated to make prepayments from time to time.  The Company had a balance outstanding on the ALOC of $6.0 million at October 1, 2013.

Per the terms of the credit agreement, the Company entered into a three-year interest rate swap agreement to fix interest rates on a portion of this debt (Notes 1 and 7).  Under the swap agreement, the Company pays a fixed rate of 1.02% and receives interest at the one-month LIBOR on a notional amount of $12.0 million.  This effectively makes the Company’s interest rate 5.77% on $12.0 million of its debt.  The Company did not elect to apply hedge accounting for this interest rate swap agreement.  As such, the fair value of the interest rate swap is recorded on the condensed consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap, and any changes in the fair value of the swap agreement will be accounted for as non-cash adjustments to interest expense and recognized in current earnings. The decrease in the fair value of the swap agreement was $18,132 and $136,693 for the third quarter and first three quarters ended October 1, 2013, respectively, and was recorded in other interest expense in the condensed consolidated statements of operations.

3.              Leases

Capital leases

As of October 1, 2013, the Company operated 23 restaurants under capital lease agreements, of which one expires in 2020, one in 2022, three in 2023, two in 2024, five in 2026, four in 2027 and seven in 2030, all with renewable options for additional periods.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease as the fair value of the land is 25% or more of the total fair value of the lease.  The building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

Included in property and equipment as of October 1, 2013 were $25.0 million of assets, net, held under capital leases.  Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s condensed consolidated statements of operations.

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

In June 2012, the Company entered into a 10-year lease agreement for a site in Indianapolis, Indiana where it constructed a Granite City restaurant using its new prototype.  Per the terms of the lease, the landlord agreed to pay the Company a tenant improvement allowance of approximately $1.1 million.  Because the Company incurred all the construction costs and risk of loss, the Company accounted for the transaction as a sale leaseback, pursuant to guidance in ASC 840 Leases.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded a deferred loss of $1.2 million which will be amortized to rent expense over the life of the lease.  Through the build out or “rent holiday” period, the Company recorded an aggregate of approximately $150,000 of non-cash rent expense in pre-opening costs.  Of such amount, approximately $116,000 was included in the first three quarters of 2013.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.  The Company opened this restaurant on July 24, 2013.

In October 2012, the Company entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where it constructed a Granite City restaurant.  Per the terms of the lease, the landlord agreed to pay the Company a tenant improvement allowance of approximately $1.2 million.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $456,850.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.  The Company opened this restaurant on November 6, 2013.

4.              Commitments and contingencies

Leases

In May 2013, the Company entered into an agreement to purchase approximately 2.5 acres of land in Louisville, Kentucky for $1.8 million, where it plans to construct a Granite City restaurant.  Additionally, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding this restaurant.  Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $4.5 million or the actual costs the Company incurs for the property and construction of the restaurant thereon.  Upon the closing of the sale, the Company will enter into an agreement with Store Capital whereby the Company will lease the restaurant from Store Capital for an initial term of 15 years.  Such agreement will include options for additional terms and provisions for rental adjustments.

In July 2013, the Company entered into a 15-year lease agreement for a site in Northville, Michigan where it plans to construct a Granite City restaurant.  Per the terms of the lease, the landlord will pay the Company a tenant improvement allowance of approximately $2.1 million.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $417,480.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.

In August 2013, the Company entered into an agreement to purchase approximately two acres of property in Naperville, Illinois.  The Company intends to build a Granite City restaurant on that site in 2014.

5.              Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model.  Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company used the following assumptions within the Black-Scholes option-pricing model for the first three quarters of the fiscal years 2013 and 2012:

	Forty Weeks Ended October 1, 2013	Thirty-nine Weeks Ended September 25, 2012
Weighted average risk-free interest rate	1.73% -2.70%	1.58% - 2.25%
Expected life of options	10 years	10 years
Expected stock volatility	87.18% -89.12%	91.06% - 92.77%
Expected dividend yield	None	None

As of October 1, 2013, there were options outstanding for the purchase of 876,854 and 179,350 shares under the Company’s Amended and Restated Equity Incentive Plan and Long-Term Incentive Plan, respectively.  Although vesting schedules vary, option grants under these plans generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.  The Amended and Restated Equity Incentive Plan expired in February 2012.  As of October 1, 2013, options for the purchase of 220,650 shares remained available for issuance under the Long-Term Incentive Plan.

A summary of the status of the Company’s stock options as of October 1, 2013 is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 25, 2012	1,074,470	$2.34	6.9 years	$142,536

Granted	89,700	2.07	9.5 years
Exercised	(4,497)	1.20
Forfeited	(103,469)	2.68
Outstanding at October 1, 2013	1,056,204	$2.29	6.5 years	$121,138

Options exercisable at December 25, 2012	698,372	$2.38	6.2 years	$103,673
Options exercisable at October 1, 2013	822,699	$2.31	5.9 years	$97,190

Weighted-average fair value of options granted during 2013	$1.77

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on October 1, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 1, 2013.  As of October 1, 2013, there was approximately $232,235 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $61,598 is expected to be recognized during the remainder of fiscal year 2013, $108,415 in fiscal year 2014, $45,590 in fiscal year 2015, $14,323 in fiscal year 2016 and $2,309 in fiscal year 2017.

The following table summarizes information about stock options outstanding at October 1, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $3.00	916,957	6.6 years	$2.09	702,202	$2.09
$3.01 - $5.00	134,249	6.0 years	$3.55	115,499	$3.51
$5.01 - $6.00	4,998	4.9 years	$5.47	4,998	$5.47
Total	1,056,204	6.5 years	$2.29	822,699	$2.31

As of October 1, 2013, warrants for the purchase of an aggregate of 257,148 shares of common stock were outstanding and exercisable.  The weighted average exercise price of such warrants was $1.85 per share.

6.                          Preferred stock

As of October 1, 2013, the Company had 3,000,000 shares of Series A Preferred stock outstanding.  The Company is obligated to pay 9% dividends on the Series A Preferred through December 31, 2013, of which one-half is in cash and one-half is in the form of common stock.  As such, the following dividend payments were made to the preferred shareholder of record on the dates presented below:

Date	Cash Paid	Common Stock Issued
December 31, 2012	$101,252	45,731
March 29, 2013	$101,252	48,009
June 28, 2013	$101,250	48,600
September 30, 2013	$101,251	46,836

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

As of October 1, 2013 and December 25, 2012, respectively, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

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

The following table presents the fair value of liabilities measured on a recurring basis as of October 1, 2013:

Description	Level 1	Level 2	Level 3	Total Liability
Interest rate swap fair value	$—	$(136,693)	$—	$(136,693)

There was no fair value measurement at December 25, 2012 as the Company had not yet entered into the swap agreement.  There were no transfers between levels of the fair value hierarchy during the first three quarters of fiscal year 2013.

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

Overview

We operate Modern American casual dining restaurants under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.  As of November 11, 2013, we operated 30 Granite City restaurants and six Cadillac Ranch restaurants.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site.  The extensive menu features moderately priced favorites served in generous portions.  Granite City’s attractive price point, high service standards, and great food and beer combine for a memorable dining experience.  Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

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

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  While we believe trends in consumer spending within the casual dining sector will continue to fluctuate, we are continuing to see many consumers dining out less frequently than in the past and/or decreasing the amount they spend on meals while dining out.  These changes have affected the guest counts of the overall casual dining industry, including our concepts.  To help offset the negative impact of these trends, we continue to seek to renegotiate the pricing of various aspects of our business.  We also implemented marketing initiatives designed to increase brand awareness and help drive guest traffic, including focusing on local marketing and social media initiatives, as well as growing our “Mug Club” loyalty program database.

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

We utilize a 52/53-week fiscal year ending the last Tuesday in December for financial reporting purposes.  Fiscal year 2013 will consist of 53 weeks while fiscal year 2012 consisted of 52 weeks.  The third quarters of 2013 and 2012 included 452 and 429 operating weeks, respectively, which is the sum of the actual number of weeks each restaurant operated.  The first three quarters of 2013 and 2012 included 1,364 and 1,246 operating weeks, respectively.  Because we have opened new restaurants at various times throughout the years, we provide this statistical measure to enhance the comparison of revenue from period to period as changes occur in the number of units we are operating.

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

Results of operations as a percentage of sales

The following table sets forth results of our operations expressed as a percentage of sales for the third quarter and first three quarters of fiscal years 2013 and 2012, respectively:

	Thirteen Weeks Ended		40 Weeks Ended	39 Weeks Ended
	October 1, 2013	September 25, 2012	October 1, 2013	September 25, 2012

Restaurant revenue	100.0%	100.0%	100.0%	100.0

Cost of sales:
Food, beverage and retail	27.7	27.0	27.4	27.0
Labor	32.6	33.1	32.5	33.0
Direct restaurant operating	15.8	15.3	15.6	14.8
Occupancy	8.8	8.3	8.2	8.2
Total cost of sales	84.9	83.6	83.7	83.0
General and administrative	7.8	7.4	7.5	8.0
Depreciation and amortization	6.5	6.2	6.0	6.1
Pre-opening	1.3	0.5	1.0	1.0
Acquisition costs	0.4	0.6	0.2	0.8
Loss on disposal of assets	0.5	0.5	0.5	0.4
Exit or disposal activities	0.0	0.1	0.0	0.1
Operating (loss) income	(1.4)	1.1	1.1	0.7
Interest:
Income	—	—	—	—
Expense	(3.9)	(4.0)	(3.7)	(4.1)
Net interest expense	(3.9)	(4.0)	(3.7)	(4.1)

Net loss	(5.4)	(2.9)%	(2.6)%	(3.5)

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

Results of operations for the thirteen weeks and forty weeks ended October 1, 2013 and the thirteen and thirty-nine weeks ended September 25, 2012

Revenue

We generated $31,356,336 and $31,135,288 of revenue during the third quarters of 2013 and 2012, respectively, an increase of 0.7%.  Such increase was primarily the result of 23 additional restaurant operating weeks in the third quarter of 2013 attributable to our Cadillac Ranch restaurant in Pittsburgh, Pennsylvania and our Granite City restaurants in Troy, Michigan, Franklin, Tennessee and Indianapolis, Indiana.  Comparable restaurant revenue, which includes restaurants which we have operated for over 18 months, decreased 3.8% from the third quarter of 2012 to the third quarter of 2013 due primarily to decreased guest counts.

We generated $100,273,122 and $90,072,910 of revenue during the first three quarters of 2013 and 2012, respectively, an increase of 11.3%.  Such increase was the result of the additional fiscal week in the first quarter of 2013 as well as having three additional locations in operation in the first three quarters of 2013 compared to that of 2012.  Comparable restaurant revenue, which includes restaurants which we have operated for over 18 months, increased 0.4% from the first three quarters of 2012 to the first three quarters of 2013 due to a menu price increase and increased guest counts.

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

Restaurant costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, increased 0.7% to 27.7% in the third quarter of 2013 from 27.0% in the third quarter of 2012.  Such costs increased 0.4% as a percentage of revenue to 27.4% in the first three quarters of 2013 from 27.0% in the first three quarters of 2012.  While we experienced some cost decreases in bottled beer, liquor and some proteins, such decreases were offset by increases in tap beer, soft drinks, wine, steak, cheese and retail products. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  During the second quarter of 2013, the Granite City concept rolled out a new menu which we believe caused a temporary increase in our food costs.  We have, however, been able to offset a portion of such increase with our feature items which provide variety and value to our guests.  Our varieties of craft brewed beer, which we produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  Based on industry information, we anticipate commodity prices to increase two to three percent through 2013.  However, we continue to seek to offset such increases with pricing, new menu offerings and specials.

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

Our labor costs, as a percentage of revenue, decreased 0.5% to 32.6% in the third quarter of 2013 from 33.1% in the third quarter of 2012.  Such costs decreased 0.5% as a percentage of revenue to 32.5% in the first three quarters of 2013 from 33.0% in the first three quarters of 2012.  Although we experienced increases in some kitchen labor and labor relating to the security and janitorial services we brought in-house at a number of our locations, nearly all other labor costs decreased from the first three quarters of 2012 to the three quarters of 2013.  Non-cash stock-based compensation decreased $45,547 to $61,929 in the first three quarters of 2013 from $107,476 in the first three quarters of 2012.

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

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense, as a percentage of revenue, increased 0.5% to 15.8% in the third quarter of 2013 from 15.3% in the third quarter of 2012.  Such costs increased 0.8% as a percentage of revenue to 15.6% in the first three quarters of 2013 from 14.8% in the first three quarters of 2012.  Cost increases in training, maintenance and repair, marketing, and subscriptions were offset in part by decreases in paper products and linen and laundry services.  Additionally, because we brought janitorial services in-house at many of our locations, we experienced decreases in outside janitorial service costs.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

Our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, increased 0.5% as a percentage of revenue to 8.8% in the third quarter of 2013 from 8.3% in the third quarter of 2012.  Such costs remained steady at 8.2% as a percentage of revenue in the first three quarters of 2013 and 2012.  While fixed rent decreased as a percentage of revenue due to the higher revenue base and the additional fiscal week in the first quarter of 2013 compared to the first quarter of 2012, occupancy expense increased $374,445 in the first three quarters of 2013 due to the additional restaurants in operation. The majority of our leases include a provision for additional rent based upon restaurant sales.  As such, with our increased revenue base, our percentage rent has increased as well.

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

Our pre-opening costs in the first three quarters of 2013 were related primarily to the Granite City restaurant we opened in Franklin, Tennessee in February 2013 and the Granite City restaurant we opened in Indianapolis, Indiana in July 2013, while such expenses in the first three quarters of 2012 were related primarily to the Granite City restaurant we opened in Troy, Michigan in May 2012.  Of the pre-opening cost incurred in the first three quarters of 2013, we recorded $115,968 of non-cash construction-period rent related to our Indianapolis restaurant.

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

General and administrative expense increased $135,950 to $2,451,488 in the third quarter of 2013 from $2,315,538 in the third quarter of 2012.  As a percentage of revenue, general and administrative expense increased 0.4% to 7.8% in the third quarter of 2013 from 7.4% in the third quarter of 2012.  Such costs increased $348,911 to $7,555,994 in the first three quarters of 2013 from $7,207,083 in the first three quarters of 2012.  As a percentage of revenue, general and administrative costs decreased 0.5% to 7.5% in the first three quarters of 2013 from 8.0% in the first three quarters of 2012 due to the higher revenue provided by new locations and the additional fiscal week in 2013.  Compensation expense was higher in the first three quarters of 2013 due to the additional fiscal week in the first quarter and legal and investor relations fees were higher due to our appeal of NASDAQ’s determination to delist our common stock.  Additionally, we incurred approximately $158,000 of consulting expense related to a restaurant site we discontinued pursuing. These costs were offset in part by a reduction of travel and management training expenses.  While we expect similar general and administrative expenses in future months, we believe that the benefit of restaurant, menu and food upgrades and future restaurant unit growth will help to reduce general and administrative expenses as a percentage of revenue.

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

Depreciation and amortization

Depreciation and amortization expense increased $121,657 to $2,042,082 in the third quarter of 2013 from $1,920,425 in the third quarter of 2012.  As a percentage of revenue, depreciation expense increased 0.3% to 6.5% in the third quarter of 2013 from 6.2% in the third quarter of 2012.  Such costs increased $501,168 to $5,994,887 in the first three quarters of 2013 from $5,493,719 in the first three quarters of 2012.  As a percentage of revenue, depreciation and amortization expense decreased 0.1% to 6.0% in the first three quarters of 2013 from 6.1% in the first three quarters of 2012, indicating that revenue generated from our new locations more than offset the related increase in depreciation expense.  We anticipate depreciation expense will increase as we complete enhancements at selected restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times during peak periods.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Net interest expense decreased $5,035 to $1,227,480 in the third quarter of 2013 from $1,232,515 in the third quarter of 2012.  Net interest expense increased $13,623 to $3,735,046 in the first three quarters of 2013 from $3,721,423 in the first three quarters of 2012.  In the first three quarters of 2013 and 2012, $125,533 and $98,500 of interest expense was capitalized as part of the construction of our new restaurants.  In the second quarter of 2013, we entered into an interest swap agreement per the terms of our credit agreement with Fifth Third Bank (the “Bank”). The decrease in fair value of the swap agreement was $18,132 and $136,693 during the first quarter and first three quarters of 2013, respectively, and is recorded as interest expense in the condensed consolidated statements of operations.

Liquidity and capital resources

As of October 1, 2013, we had $978,328 of cash and a working capital deficit of $8,258,342 compared to $2,566,034 of cash and a working capital deficit of 8,905,723 at December 25, 2012.

During the forty weeks ended October 1, 2013, we obtained $1,758,271 of net cash from operating activities.  Our net cash used for investing activities of $7,545,418 was made up of purchases of property and equipment totaling $10,250,272 and other assets consisting primarily of security deposits aggregating $125,146, offset in part by $2,830,000 of cash proceeds from the sale leaseback of our Franklin, Tennessee and Indianapolis, Indiana restaurants in the form of tenant improvement allowances.  We obtained $4,199,441 in financing activities which included $6,368,338 from our line of credit, offset in part by payments on our debt and capital leases of $1,545,767, cash payment of dividends on our preferred stock of $405,005, debt issuance costs of $218,624 related to our amended and restated credit agreement with the Bank and $499 of net proceeds from the issuance of common stock.

During the thirty-nine weeks ended September 25, 2012, we obtained $1,771,370 of net cash in operating activities and $13,192,685 of net cash through financing activities.  The funds from financing activities were made up of $9,807,171 in proceeds from a credit facility with the Bank, $6,549,358 of net cash from the issuance of common stock and $4,000,000 in proceeds from the sale leaseback of our Troy, Michigan property, offset in part by payments we made on our debt and capital lease obligations aggregating $6,660,394, cash used for debt issuance costs in the amount of $199,695, and $303,755 of cash in payment of dividends on our preferred stock.  We used $14,679,093 of cash to purchase property and equipment, including $5,764,277 to purchase the assets of four Cadillac Ranch restaurants, including intellectual property, and approximately $3,700,000 for construction and equipment for our Troy, Michigan restaurant.

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

The loans bear interest at our option at a fluctuating per annum rate equal to (i) a base rate plus a margin which is tied to our senior leverage ratio or (ii) LIBOR plus a margin which is tied to our senior leverage ratio.  With respect to the term loan only, we may also pay interest at a fixed rate of 6.75% per annum.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans) and at maturity.  We pay an unused line fee in the amount of 0.50% of the unused line on both the ALOC and the DDTL equal to the difference between the total commitment for each of the ALOC and the DDTL and the amount outstanding under each of the ALOC and DDTL.  We are obligated to make principal payments on the term loan in quarterly installments which commenced September 30, 2013 each in the amount of $200,000 through June 30, 2014; $300,000 through June 30, 2015; and $400,000 in every quarter thereafter with a final payment of principal and interest on May 31, 2018.  The DDTL is payable in quarterly installments commencing December 31, 2013 in amounts equal to a percentage of outstanding principal of 1.25% through September 30, 2014; increasing to 1.875% on and after December 31, 2014; and increasing to 2.50% on and after December 31, 2015, with a final payment of interest and principal due on May 31, 2018.

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

We had a balance outstanding on the ALOC of $6.0 million at October 1, 2013.

Per the terms of the credit agreement, we entered into a three-year interest rate swap agreement to fix interest rates on a portion of this debt.  Under the swap agreement, we pay a fixed rate of 1.02% and receive interest at the one-month LIBOR on a notional amount of $12.0 million. This effectively makes our interest rate 5.77% on $12.0 million of our debt.  We did not elect to apply hedge accounting for this swap agreement.  As such, the fair value of the interest rate swap is recorded on the condensed consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap, and any changes in the fair value of the swap agreement will be accounted for as non-cash adjustments to interest expense and recognized in current earnings. The decrease in the fair value of the swap agreement was $18,132 and $136,693 for the quarter and first three quarters ended October 1, 2013, respectively, and is recorded in the condensed consolidated statements of operations.

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

In June 2012, we entered into a 10-year lease agreement for a site in Indianapolis, Indiana where we constructed a Granite City restaurant.  Per the terms of the lease, the landlord agreed to pay us a tenant improvement allowance of approximately $1.1 million.  Through the build out or “rent holiday” period, we have recorded an aggregate of approximately $150,000 of non-cash rent expense in pre-opening costs.  Of such amount, approximately $116,000 was included in the first three quarters of 2013.  Because our company incurred all the construction costs and risk of loss, we accounted for the transaction as a sale leaseback, pursuant to guidance in ASC 840 Leases.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded a deferred loss of $1.2 million which will be amortized to rent expense over the life of the lease.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales.  We opened this restaurant on July 24, 2013.

In October 2012, we entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where we constructed a Granite City restaurant.  Per the terms of the lease, the landlord agreed to pay us a tenant improvement allowance of approximately $1.2 million.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $456,850.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales. We opened this restaurant November 6, 2013.

In May 2013, we entered into an agreement to purchase approximately 2.5 acres of land in Louisville, Kentucky for $1.8 million, where we plan to construct a Granite City restaurant.  Additionally, we entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding this restaurant.  Pursuant to the agreement, Store Capital will purchase the property and improvements for the lesser of $4.5 million or the actual costs we incur for the property and construction of the restaurant thereon.  Upon the closing of the sale, we will enter into an agreement with Store Capital whereby we will lease the restaurant from Store Capital for an initial term of 15 years.  Such agreement will include options for additional terms and provisions for rental adjustments.

In July 2013, we entered into a 15-year lease agreement for a site in Northville, Illinois where we plan to construct a Granite City restaurant.  Per the terms of the lease, the landlord will pay us a tenant improvement allowance of approximately $2.1 million.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $417,480.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales. We intend to open this restaurant in 2014.

In August 2013, we entered into an agreement to purchase approximately two acres of property in Naperville, Illinois.  We intend to build a Granite City restaurant on that site in 2014.

Funding Operations and Expansion:

During fiscal year 2012 and the first three quarters of 2013, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  We continue to pursue growth under the assumption that we will continue to generate positive cash flow from existing operations.  Under such assumption, with continued access to the credit facility and anticipated continued access to funds through future sale leaseback transactions, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.

We expect to generate additional revenue and cash flow through new restaurant growth of our Granite City concept, primarily within our existing geographic footprint.  In 2013, we opened a Granite City restaurant in each of Franklin, Tennessee, Indianapolis, Indiana and Lyndhurst, Ohio.  We currently have identified sites for Granite City restaurants in Louisville, Kentucky, Northville, Michigan and Naperville, Illinois and are analyzing other potential sites in order to increase revenue through expansion.  We further believe that expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

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

Summary of contractual obligations:

The following table summarizes our obligations under contractual agreements as of October 1, 2013 and the timeframe within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company coupled with a termination of employment or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
		Fiscal Year	Fiscal Years	Fiscal Years	Fiscal Years
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt, principal	$24,343,860	$243,057	$3,627,270	$5,038,300	$15,435,233
Interest on long-term debt	5,536,231	346,733	2,533,633	2,001,929	653,937
Capital lease obligations, including interest	68,216,221	1,219,921	9,549,881	9,807,730	47,638,689
Operating lease obligations, including interest	76,634,744	1,611,442	12,799,916	12,410,362	49,813,024
Purchase contracts*	952,628	51,711	596,811	304,106	—
Total obligations	$175,683,684	$3,472,864	$29,107,511	$29,562,427	$113,540,883

*While we are contractually obligated to make these purchases, we have the contractual right to defer such purchases into later years.  However, if we defer such purchases into later years, we may incur additional charges.

Certain amounts do not sum due to rounding.

During fiscal year 2012 and the first three quarters of 2013, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  Although we expect to increase our number of Granite City restaurants through expansion, we believe that continued access to the credit facility, anticipated continued access to funds through future sale leaseback transactions and the cash generated from existing operations will be sufficient to fund our current obligations.

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

Changes in interest rates:

Pursuant to the terms of our credit agreement with the Bank, we will have a balloon payment due of approximately $12.7 million on May 31, 2018.  If it becomes necessary to refinance such balloon balance, we may not be able to obtain financing at the same interest rate.  The effect of a higher interest rate would depend upon the negotiated financing terms.  Additionally, per the terms of the credit agreement with the Bank, we entered into a three-year interest rate swap agreement to fix interest rates on a portion of this debt.  Under the swap agreement, we pay a fixed rate of 1.02% and receive interest at the one-month LIBOR on a notional amount of $12.0 million. This effectively makes our interest rate 5.77% on $12.0 million of our debt.  We did not elect to apply hedge accounting for this interest rate swap agreement.  As such, the fair value of the interest rate swap is recorded on the condensed consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap, and any changes in the fair value of the swap agreement will be accounted for as non-cash adjustments to interest expense and recognized in current earnings. The decrease in the fair value of the swap agreement was $136,693 for the first three quarters ended October 1, 2013 and is recorded in the condensed consolidated statements of operations.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.  As of October 1, 2013, our future obligations under such contracts aggregated approximately $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 1, 2013, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 On September 30, 2013, we issued 46,836 shares of our common stock as a dividend payment to the holder of our Series A Preferred as required by the terms and conditions of such securities.

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

GRANITE CITY FOOD & BREWERY LTD.

Date: November 14, 2013	By:	/s/ James G. Gilbertson
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

10

Separation Agreement and Release by and between the Registrant and Steven J. Wagenheim, dated August 16, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on August 20, 2013 (File No. 000-29643)).

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