Form 10-K
period 2013-12-31
GRANITE CITY FOOD & BREWERY LTD.
filed 2014-03-19
CIK 1048620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐ (See Explanatory Note)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒ (See Explanatory Note)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 2, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are “affiliates”) was approximately $13,638,295 (based on the closing sale price of the registrant’s common stock as reported on the OTCQB).  The number of shares of common stock outstanding at that date was 8,196,883 shares.

The number of shares of common stock outstanding as of March 11, 2014 was 8,307,649.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Between November 27, 2013 and December 6, 2013, we filed post-effective amendments to each of our registration statements filed under the Securities Act of 1933, as amended (the “Securities Act”) to terminate such registration statements.  Following the effectiveness of such amendments, on December 6, 2013, we filed a Form 15 with the Securities and Exchange Commission (the “SEC”) certifying that, as of such date, there were fewer than 300 holders of record of our common stock.  The filing of the Form 15 immediately suspended our filing obligations under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  However, because we had Securities Act registration statements that were deemed to have been declared effective upon the filing of our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, our reporting obligations under Section 15(d) became operative upon the suspension of our Section 12(g) reporting obligations with respect to fiscal year 2013.  On January 1, 2014, our reporting obligations were statutorily suspended under Section 15(d) for fiscal year 2014.  Further, our reporting obligations under Section 12(g) formally terminated as of March 6, 2014.

As a result of the foregoing, we are filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 to satisfy our remaining reporting obligation under Section 15(d) for fiscal year 2013.  We do not expect that we will be required to file current or periodic reports with the SEC following the filing of this Form 10-K.

PART I

Item 1.  Business.

Overview

We operate two casual dining concepts under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.  As of March 11, 2014, we operated 30 Granite City restaurants in 13 states and five Cadillac Ranch restaurants in five states.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site.  The extensive menu features moderately priced favorites served in generous portions.  Granite City’s attractive price point, high service standards, and great food and beer combine for a memorable dining experience.  Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

The location of each of our restaurants in operation and the month and year of its opening, or acquisition, appear in the following chart.

Unit	Location	Opened
1	St. Cloud, Minnesota	Jun-99
2	Sioux Falls, South Dakota	Dec-00
3	Fargo, North Dakota	Nov-01
4	Des Moines, Iowa	Sep-03
5	Cedar Rapids, Iowa	Nov-03
6	Davenport, Iowa	Jan-04
7	Lincoln, Nebraska	May-04
8	Maple Grove, Minnesota	Jun-04
9	East Wichita, Kansas	Jul-05
10	Eagan, Minnesota	Sep-05
11	Kansas City, Missouri	Nov-05
12	Kansas City, Kansas	Jan-06
13	Olathe, Kansas	Mar-06
14	West Wichita, Kansas	Jul-06

15	St. Louis Park, Minnesota	Sep-06
16	Omaha, Nebraska	Oct-06
17	Roseville, Minnesota	Nov-06
18	Madison, Wisconsin	Dec-06
19	Rockford, Illinois	Jul-07
20	East Peoria, Illinois	Oct-07
21	Orland Park, Illinois	Dec-07
22	St. Louis, Missouri	Jan-08
23	Ft. Wayne, Indiana	Jan-08
24	Toledo, Ohio	Feb-08
25	South Bend, Indiana	Jul-08
26	Carmel, Indiana	Feb-09
27	Bloomington, Minnesota (Cadillac Ranch)	Nov-11
28	Miami, Florida (Cadillac Ranch)	Dec-11
29	Oxon Hill, Maryland (Cadillac Ranch)	Dec-11
30	Indianapolis, Indiana (Cadillac Ranch)	Dec-11
31	Troy, Michigan	May-12
32	Pittsburgh, Pennsylvania (Cadillac Ranch)	May-12
33	Franklin, Tennessee	Feb-13
34	Indianapolis, Indiana	Jul-13
35	Lyndhurst, Ohio	Nov-13

In addition to operating our restaurants, we operate a centralized beer production facility which facilitates the initial stages of our brewing process.  The product produced at our beer production facility is then transported to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed.  We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  We have been granted patents by the United States Patent and Trademark Office for our brewing process and for an apparatus for distributed production of beer.

The restaurant and microbrewing industries can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  We believe trends in consumer spending within the casual dining sector will continue to fluctuate, and we continue to see many consumers dining out less frequently than in the past and/or decreasing the amount they spend on meals while dining out.  These changes have affected guest counts in the overall casual dining industry, including our concepts.  To help offset the negative impact of these trends, we have implemented marketing initiatives designed to increase brand awareness and help drive guest traffic, including focusing on local marketing and social media initiatives, as well as growing our “Mug Club” loyalty program database.

We maintain a website at www.gcfb.net, which is also accessible through www.gcfb.com.  We make available on our website, free of charge, our annual, quarterly and current reports, and all amendments to those reports, as soon as reasonably practicable after that material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our Code of Business Conduct and Ethics and key committee charters are also available on our websites and in print upon written request to Granite City Food & Brewery Ltd., 701 Xenia Avenue South, Suite 120, Minneapolis, Minnesota 55416, Attention: Investor Relations.  Unless otherwise indicated, we do not intend to incorporate the contents of our websites into this Annual Report or any other document filed or furnished with the SEC.

We were incorporated on June 26, 1997, as a Minnesota corporation.  Our corporate offices are located at 701 Xenia Avenue South, Suite 120, Minneapolis, Minnesota 55416, and our telephone number is (952) 215-0660.

Controlling Shareholder

In May 2011, Concept Development Partners, LLC (“CDP”) became our controlling shareholder through the purchase of 3,000,000 shares of our Series A Convertible Preferred Stock (“Series A Preferred”) and a related shareholder and voting agreement with DHW Leasing, L.L.C. (“DHW”).

As of March 11, 2014, given CDP’s ability to convert its Series A Preferred into 6,000,000 shares of common stock, its receipt through December 31, 2013 of dividends on the Series A Preferred aggregating 481,873 shares of common stock, its June 2012 purchase of 3,125,000 shares of our common stock, and its right to vote 1,666,666 shares of common stock owned by DHW under the above-referenced shareholder and voting agreement with DHW, CDP beneficially owned 11,273,539 shares of our common stock, representing approximately 78.8 percent of our common stock.  As a result of the pre-conversion limitation on voting the Series A Preferred, the foregoing beneficial ownership represents the power to cast 7,611,199 votes, representing approximately 71.5 percent of our voting securities.  The existence of the Series A Preferred, especially held by a controlling shareholder, may delay, deter or prevent takeover attempts and other changes in control of our company, which may prevent our other shareholders from realizing a premium over the then prevailing market price of our common stock and may depress the price of our common stock.

Under the shareholder and voting agreement with DHW, CDP has the right to nominate five members of our board and DHW has the right to nominate two members of our board.  CDP and DHW have also agreed to vote for each others’ nominees.  This shareholder and voting agreement terminates on the earliest to occur of (1) the mutual agreement of CDP and DHW, (2) May 20, 2015, (3) the date on which DHW and its affiliates no longer own at least 250,000 shares of our common stock, (4) the date on which DHW’s loans to its primary lenders are reduced to an aggregate principal amount of $250,000 or less and (5) the date on which CDP and its affiliates no longer own any of our capital stock.

Cadillac Ranch Asset Acquisitions

In November 2011, we entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name “Cadillac Ranch All American Bar & Grill.”  Pursuant to the master asset purchase agreement, as amended, we acquired the following Cadillac Ranch restaurant assets for an aggregate purchase price of approximately $8.6 million between November 2011 and May 2012:

Mall of America (Bloomington, MN)

Kendall (Miami, FL)

Indy (Indianapolis, IN)

Annapolis (Annapolis, MD)

National Harbor (Oxon Hill, MD)

Pittsburgh (Pittsburgh, PA)

Intangible assets (intellectual property)

In conjunction with acquiring these assets, we assumed the leases for the property at these six Cadillac Ranch restaurant locations.  Having determined to cease operating the Annapolis, Maryland location, we did not exercise our option to renew the lease, and as such, discontinued operations there on January 15, 2014.  The terms of the remaining leases range from 7 to 12 years, each with options for additional terms, and we have classified such leases as operating leases.

2013 Financing Activities

Credit Agreement.  On May 31, 2013, we entered into an amended and restated credit agreement with Fifth Third Bank (the “Bank”), which is secured by liens on our subsidiaries, personal property, fixtures and real estate we own or will acquire.  On December 4, 2013, we entered into a Waiver and First Amendment to the Credit Agreement.  As amended, the credit agreement (the “Credit Agreement”) provided for a term loan in the amount of $16.0 million, a CapEx line of up to $13.0 million for the period from December 4, 2013 until December 31, 2014 and $10.0 million thereafter, a $100,000 line of credit to issue standby letters of credit; and a delayed draw term loan (“DDTL”) in the amount of $4.0 million to acquire the improvements and assume the related ground leases for six of our existing restaurant properties from entities related to or managed by Dunham Capital Management L.L.C. (“DCM”).  In December 2013, we used $3.7 million of the DDTL to acquire such properties.  See “Locations.” The amendment waived the requirement for us to pay down the term loan by 25% of the net proceeds received from the issuance of Redeemable Preferred Stock (described below).  Pursuant to the Credit Agreement, we agreed to prepay the CapEx loans by the amount necessary to reduce the sum of the aggregate principal amount of such loans outstanding on December 31, 2013 to be equal to or less than $2.5 million; provided, however, that any loans prepaid pursuant to such requirement may be re-borrowed. The Credit Agreement contains customary covenants, representations and warranties and certain financial covenants.  These credit facilities mature on May 31, 2018.  As of March 11, 2014, we had $2.5 million outstanding on the line of credit.

Issuance of Redeemable Preferred Stock.  In December 2013, we entered into a Securities Purchase Agreement with Michael Staenberg, Trustee of the MHS Trust dated January 13, 1986 (“MHS Trust”), pursuant to which we sold 2,000 shares of Redeemable Preferred Stock, par value $0.01 per share, and a warrant to purchase up to 350,000 shares of common stock, for an aggregate purchase price of $2.0 million.  MHS Trust is controlled by Michael H. Staenberg, a director of our company.  The Redeemable Preferred Stock, which has a stated value of $1,000 per share, is non-voting and non-convertible.  Cash dividends are payable on the Redeemable Preferred Stock at a rate of 11% per year and such preferred stock must be redeemed by September 1, 2018.  The warrant for the purchase of 350,000 shares of common stock expires on October 31, 2018, has an exercise price of $1.50 per share, and vest 50% on issuance and 16.67% annually thereafter.  In addition, we must redeem the $2.0 million of Redeemable Preferred Stock (1) at September 1, 2018, provided no default or event of default under the Credit Agreement exists or would result therefrom, (2) if we exceed a senior loan maximum of $37.0 million, or (3) if refinancing extends the maturity date of our senior loans beyond May 31, 2018.

Concepts and Business Strategy

Our objective is to operate restaurants by consistently exceeding our guests’ expectations in product, service and overall dining experience, thereby becoming a leader in the casual dining industry.  Our expansion plans include continued restaurant development, enhancing existing restaurants and operating improvement in an effort to provide returns for our shareholders.  Our concepts target a broad guest base by offering high quality, made-from-scratch, casual, value-priced food, and, at our Granite City restaurants, fresh, handcrafted, quality beers.  We believe these concepts differentiate us from many of our competitors, who feature pre-prepared, smaller portioned entrees.   The key elements of our concepts and business strategy are as follows:

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

Locations

Overview.  As of March 11, 2014, we operated 30 Granite City Food & Brewery restaurants and five Cadillac Ranch All American Bar & Grill restaurants as set forth in “Business—Overview.”

Our prototypical Granite City restaurant consists of an approximately 9,800 square foot facility conveniently located just off one or more interstate highways and centrally located within the respective area’s retail, lodging and transportation activity.  Granite City restaurants have open atmospheres as well as floor-to-ceiling window systems creating, where designs permit, expansive views of outdoor patio areas used for dining during warm weather months.  This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment.  We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel.  The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape.  We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

The average size of our Cadillac Ranch restaurants is approximately 10,000 square feet.  The atmospheres are warm, Rock N’ Roll-inspired with plenty of room for friends, music and dancing in a fun, dynamic environment. Classic Rock, Modern Rock and more play through our state of the art sound system, with multiple large-screen televisions throughout.  The spacious floor plan allows for catered events such as wedding receptions, corporate events, or any other private party.  The Indianapolis location, while similar in appearance to our other Cadillac Ranch locations, is a 20,000 square foot unit that has a much higher percentage of alcohol sales than our other Cadillac Ranch locations.

New Restaurant Openings.  In October 2011, we entered into a sale leaseback agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding the Granite City restaurant we opened in May 2012 in Troy, Michigan.  In May 2012, pursuant to the agreement, as amended, Store Capital purchased the property and improvements for $4.0 million.  Upon the closing of the sale, we entered into an agreement with Store Capital whereby we are leasing the restaurant from Store Capital for an initial term of 15 years at an annual rental rate of approximately $383,622.  Such agreement includes options for additional terms and provisions for rental adjustments.  The sale leaseback resulted in a deferred loss of approximately $1.0 million which will be amortized over the life of the lease.

In February 2012, we entered into a 15-year lease agreement for the Granite City restaurant we opened in February 2013 in Franklin, Tennessee.  Per the terms of the lease, the landlord agreed to pay us a $1.8 million tenant improvement allowance.  Because we incurred all the construction costs and risk of loss, we accounted for the transaction as a sale leaseback and recorded a deferred loss of approximately $1.7 million which will be amortized to rent expense over the life of the lease.  The lease, which includes options for additional terms and provisions for rental adjustments, calls for annual base rent starting at $158,000.

In June 2012, we entered into a 10-year lease agreement for the Granite City restaurant we opened in July 2013 in Indianapolis, Indiana.  Per the terms of the lease, the landlord agreed to pay us a tenant improvement allowance of approximately $1.1 million.  Because we incurred all the construction costs and risk of loss, we accounted for the transaction as a sale leaseback and recorded a deferred loss of approximately $1.2 million which will be amortized to rent expense over the life of the lease.  The lease, which includes options for additional terms and provisions for rental adjustments, calls for annual base rent starting at $210,000.

In October 2012, we entered into a 10-year lease agreement for the Granite City restaurant we opened in November 2013 in Lyndhurst, Ohio.  Per the terms of the lease, the landlord agreed to pay us a tenant improvement allowance of $1.2 million.  Because we incurred all the construction costs and risk of loss, we accounted for the transaction as a sale leaseback and recorded a deferred loss of approximately $2.0 million which will be amortized to rent expense over the life of the lease.  The lease, which includes options for additional terms and provisions for rental adjustments, calls for annual base rent starting at $456,840.

Purchase of Leased Properties.  In December 2013, we exercised the option granted to us by DCM and GC Rosedale, L.L.C. to acquire the building and improvements and assume the ground leases associated with Granite City restaurants in Madison, Wisconsin, Roseville, Minnesota, Rockford, Illinois, Ft. Wayne, Indiana, St. Louis, Missouri and Toledo, Ohio by paying off the respective debt owed on the properties.  We paid $3.3 million in the aggregate to relieve the related property debt and realized a gain of $0.9 million.  In conjunction with this transaction, DCM cancelled the promissory note we issued to DCM related to the Rogers, Arkansas restaurant we closed in 2008 in consideration of our cash payment of $433,736.  The remaining $480,891 balance of such note was recorded as a non-cash reduction to exit and disposal activities.

In December 2013, we purchased the Granite City restaurant in Olathe, Kansas and simultaneously entered into a sale leaseback agreement with Store Capital whereby we are leasing the restaurant for an initial term of 15 years at an annual rental rate of approximately $242,875.  Such agreement includes options for additional terms and provisions for rental adjustments.  We purchased the site for $2.0 million and sold it for $2.9 million.  The combined transaction resulted in a deferred gain of approximately $1.2 million which is included in property and equipment and will be amortized over the life of the lease.

Future Expansion.  Future expansion of our Granite City concept will be in markets where we believe our concept will have broad appeal and attractive restaurant-level economics.  We plan to continue using our restaurant prototype in future restaurants; however, where appropriate, we expect to convert existing restaurants to our Granite City concept.  Additionally, we intend to explore alternative restaurant designs to enhance guest experience and increase profitability.  We may also need to alter our prototype to meet various state and local regulatory requirements, including, but not limited to, pollution control requirements, liquor license ordinances and smoking regulations.

The selection of future Granite City locations has been and will continue to be based upon criteria which we have determined are important for restaurant development.  These criteria include minimum “trade area” populations, proximity to regional retail, entertainment, financial and educational hubs, as well as excellent accessibility and visibility.

We also may expand Cadillac Ranch where appropriate, if the location fits the parameters of a Cadillac Ranch concept.

Menu

The core of our Granite City concept is the wide variety of items on our menu which are freshly prepared from scratch and served in generous portions.  This is complemented by a wide selection of hand-crafted cocktails, wines and our own signature beers.  Our menu is committed to full-flavored ingredients and is based on strict preparation of distinctive items not generally featured on restaurant chain menus.  We create new menu items and monthly specials on a regular basis that are staff and guest-tested and refined before menu implementation.

Our Granite City menu is designed to cater to a diverse customer base for a variety of dining occasions and is strategically tailored for guests with greater price sensitivity toward lunch items than dinner.  Upon opening our menu, our guests find lunch selections featured at prices currently ranging from $6.95 to $9.95, providing a premium meal at a special value for midday diners.  We also offer Signature Selections which are marketed as our chefs’ personal favorites as well as our guests’ favorites.  These selections range in price from $15.95 to $32.95.  Our overall menu prices currently range from $4.59 for a cup of soup to $32.95 for our Center Cut Choice Filet.  Most of our menu items currently range from $9.95 to $18.95.  Our average check per person during 2013 ranged from $13.75 to $18.15, varying by market.

Some of the more popular items on our Granite City menu include our daily soups, Idaho Nachos, Asian Chicken Salad, The Crispy Shrimp Taco Trio, Chicken with Asparagus and Linguini, and our Grilled Garlic Butter Sirloin.   We offer a variety of special menu items monthly, including appetizers, entrees, desserts and cocktails.  This approach allows us to be innovative, keeping our menu fresh and interesting.  Approximately

1.9% percent of food sales during 2013 were generated through weekly specials which are solicited through many sources, including guests’ preferences.

Our Cadillac Ranch menu offers a diverse selection of classic American cuisine, with regional favorites highlighted at each location.  We offer burgers, steaks, chops, flatbreads and salads as well as an assortment of unique and inspiring specialty drinks.  Margherita Flat Bread Pizza and Mini Fish Tacos highlight our appetizer menu.  Our lunch options start at $7.99 and include Chicken Wraps, Capellini Salmon Pasta, and great soup and salad combinations.  Some of our most popular dinner entrees include Candied Pecan Pork Chops, Chicken Diablo Pasta, The Cadillac Steak Burger and the Bone-In Ribeye Steak.  Our entrée menu prices range from $13.95 for the Lemon Mushroom Chicken to $36.95 for our 21 ounce Ribeye Steak.  Our average check per person during 2013 ranged from $14.35 to $24.50, varying by market.

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

Purchasing

We strive to obtain consistent, high-quality ingredients for our food products and brewing operations at competitive prices from reliable sources.  Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  To attain operating efficiencies and to provide fresh ingredients for our food and beverage products while obtaining the lowest possible prices for the required quality, we generally purchase these commodities from national and regional suppliers at negotiated prices.  In order to control the cost of such purchasing, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2017 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.  As of December 31, 2013 our future obligations under such contracts aggregated approximately $0.9 million.

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

Brewing Operations—Fermentus Interruptus®

Granite City’s flagship brews consist of five styles available every day.  In addition, we also produce specialty or seasonal beers which are designed to attract beer enthusiasts.  Seasonal beers are often tied to particular events like Oktoberfest and St. Patrick’s Day.  Further, some seasonal beers may be tied to other promotions or particular events including college events and major sales promotions.  This ability to link craft beers to our events builds customer appeal and provides customers with a different feel or experience on subsequent visits, which we believe promotes repeat business.  Additionally, we sell our beers at various stadiums and arenas.

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

We supplement our microbrewed products at our Granite City restaurants with national and international brands of beer served in bottles at each of our locations.  This allows us to cater to a larger variety of beer enthusiasts.  We are also exploring the feasibility of producing wort at our brewhouse and shipping it to a third-party brewery for fermentation and kegging, thus allowing our beer to be shipped, via a distributor, to Cadillac Ranch locations that do not have brewing equipment.

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

Marketing

We focus our business strategy on providing high-quality, Modern American cuisine prepared by an attentive staff in a distinctive environment at a great value.  By focusing on the food, service and ambiance of each of our restaurants, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations.  While we believe word-of-mouth advertising and hospitality are key components in driving guests’ initial and subsequent visits, we do use local-store marketing and social media initiatives to attract new guests and retain customer loyalty.  We also believe we have the potential to continue to grow our customer traffic and guest frequency through our local marketing programs in each restaurant market.  Furthermore, we will continue to focus on the growth of our “Mug Club” loyalty program.  As of March 11, 2014, we had grown this program to over 245,000 Mug Club members.  We have introduced several initiatives to bolster our relationship with members, to drive additional restaurant traffic and to increase sales of high-margin proprietary beers.  Outside media expense was less than one percent of revenue in 2013 and 2012, which we believe is significantly less than the industry average.

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

During 2011, we began to introduce kitchen management systems and table management systems into a select group of restaurants for the purpose of enhancing the customer experience and increasing table turns.  At present, we are fully utilizing kitchen video technology and table management technology at 13 of our locations.

Management and Employees

As of March 11, 2014, we had approximately 3,153 employees, consisting of approximately 2,898 part-time employees and approximately 255 full-time employees.

Restaurant Employees

Our ability to effectively manage restaurants in multiple geographic areas is critical to our success.  Our managers are trained under the instruction of dedicated trainers and veteran managers.  Our five to nine week training program consists of both “hands on” as well as classroom and online training for all aspects of management.  Each member of the team is cross-trained in all operational areas and receives incentive bonuses based upon quantitative and qualitative performance criteria.  Granite City restaurant-level management teams consist of a General Manager, an Executive Chef and three to six assistant managers.  Our Cadillac Ranch management teams consist of a General Manager, an Executive Chef and three to four assistant managers.  Each of our restaurants employs approximately 82 hourly employees, all of whom are part time.  All employees are trained and follow tenured employees for a period of time before they are scheduled to work independently.

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

Corporate Employees

As of March 11, 2014, we had 51 corporate-level employees.  Our restaurant-level management teams are managed by seven regional directors of operations.  We may need to add additional employees, including additional regional personnel, to ensure proper management, support and controls as we continue to expand.  Our regional directors of operations receive incentive bonuses based upon quantitative and qualitative performance criteria.

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

While the hours at our Cadillac Ranch restaurants vary, we are generally open daily from 11:00 a.m. until early morning with the exception of our Indianapolis location which is open Thursday through Saturday beginning at 4:00 p.m. until 3:00 a.m.  We offer a Sunday brunch at our Kendall and Pittsburgh locations from 11:00 a.m. to 3:00 p.m., which features some unique breakfast items as well as our full regular menu.

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

Each of our restaurants is required by a state authority and, in certain locations, county and/or municipal authorities, to obtain a license to brew beer and/or a license to sell beer, wine and liquor on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.  We require participation in our alcohol training programs designed to educate employees as to compliance with liquor regulations.  However, from time to time we have incurred fines or sanctions, including license suspensions, due to infractions of such regulations.  Our failure to receive or retain a license in a particular location could adversely affect that restaurant and our ability to obtain such a license elsewhere.  We have not encountered any material difficulties in obtaining or retaining alcoholic beverage licenses to date; however, following discussions with the Kansas Alcoholic Beverage Control Division, which regulates the licensure and ownership of microbreweries in Kansas, we transferred the operations of our Kansas restaurants to a separate corporation to comply with Kansas statutes and regulations.  For additional information regarding the ownership structure used in Kansas to satisfy the licensing statutes of that state, see Note 1 to our consolidated financial statements entitled “Summary of significant accounting policies.”

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

Most states regulate microbreweries and maintain limits on beer production.  Additionally, certain states include restrictions on beer sales and beer purchases.  While regulations vary from state to state, the lowest production limit to which we are currently subject is 1,613 barrels per year.  We believe we can operate our existing Granite City locations without violating such restrictions.  Although states into which we may enter may also limit the amount of beer production to a specific number of barrels per year, we believe that expansion will be possible without violating such production limits.

Competition

The restaurant industry is intensely competitive.  We positioned the Granite City concept in the high-quality casual dining segment.  Our Cadillac Ranch restaurants compete in the mid-sector of casual dining as it relates to service and food quality.  Both concepts compete with a number of well-established national, regional and local restaurants, many of which have substantially greater financial, marketing, personnel and other resources than we do.  We compete with established local restaurants and established national chains such as The Cheesecake Factory, PF Chang’s, Olive Garden, Red Robin, CPK, Applebee’s, Chili’s, and Ruby Tuesday, as well as Rock Bottom, which also has on-premises brewing.  Throughout the United States, there are microbreweries of various sizes and qualities, some of which feature food.

Competition in our industry segment is based primarily upon food and beverage quality, price, restaurant ambience, service and location.  We believe both concepts compare favorably with respect to each of these factors and their direct competitors.  We emphasize our quality food and service for both our concepts.  We also compete with other retail establishments for site selections.

Trademarks, Service Marks and Patents

We have federal registrations for the trademarks “GC Granite City Food & Brewery and Design,” “Granite City Food & Brewery,” “Granite City,” “GC,” “Fermentus Interruptus,” “Cadillac Ranch All American Bar & Grill,” “Cadillac Ranch Rock-N-Country Bar & Grill,” and “Cadillac Ranch.”  We have Minnesota state registrations for the word and design marks “Granite City Food & Brewery,” “Brother Benedict’s Mai Bock,” “Victory Lager,” “Pride of Pilsen,” “Northern Light” and “Duke of Wellington.”  Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

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

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of March 11, 2014.  Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office.  There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Robert J. Doran	67	Chief Executive Officer and Director
Dean S. Oakey	56	Chief Development Officer
James G. Gilbertson	52	Chief Financial Officer and Assistant Secretary
Monica A. Underwood	54	Vice President of Finance and Corporate Secretary

Robert J. Doran has been the Chief Executive Officer of Granite City since May 2011.  Mr. Doran has been a Managing Partner of CDP Management Partners, LLC, a merchant banking firm focusing on principal investments and consulting in the restaurant, food processing, and retail industries, since April 2010.  He is the founder of Doran Consulting, a niche consulting group specializing in executive coaching since 1999, providing services to McDonald’s Corporation, Bell South, Boston Market, and Delphi Auto Parts.  Mr. Doran was employed with McDonald’s Corporation from January 1967 to March 1999 serving in a variety of regional director and vice president positions, most recently as Executive Vice President of McDonald’s USA.  Mr. Doran currently serves on the board of directors of Hawaii Development Company and McDonald’s of Hawaii.

Dean S. Oakey served as our Chief Concept Officer from May 2011 through December 2012, and currently serves as our Chief Development Officer. He has been a Managing Partner of CDP Management Partners, LLC, a merchant banking firm focusing on principal investments and consulting in the restaurant, food processing, and retail industries, since April 2009. From June 1997 to April 2010, Mr. Oakey served as Managing Director of Investment Banking for SMH Capital Corp., an investment banking firm. In this capacity, Mr. Oakey was responsible for business development and management duties, with a focus on the consumer products and services industries. Mr. Oakey has served as a director of People’s Liberation Inc., a publicly traded company engaged in marketing and selling high-end casual apparel, from November 2005 to December 2011, and as a director of RT Holdings, LLC, the privately held parent company of Ruby Tequilas Mexican Kitchen, since February 2008.

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

Risks Related to Our Business

Our expansion strategy involves risks and we may fail to realize the anticipated benefits of such strategy.  We may not successfully execute our expansion strategy of building new Granite City restaurants, creating private dining rooms and expanding bar areas of existing Granite City restaurants and improving our technology.  Furthermore, we may not be able to continue to generate cash flow from operations to meet our obligations, and will need substantial additional capital to grow our business.  Failure to develop successful strategies and implement a business plan that achieves our objectives or to access capital required to fund our growth, would have an adverse impact on our company and the market price of our shares.

We have significant capital needs and cannot give assurance that financing will be available to us to pursue expansion.  We require significant capital for our operations and for expansion of our Granite City concept.  We cannot assure you that we will be able to obtain financing for expansion on favorable terms or at all.  If we raise additional capital through the issuance of our equity securities, such issuance may be at prices below the market prices of our common stock, and our shareholders may suffer significant dilution.  Further, additional debt financing, if available, may involve significant cash payment obligations, more restrictive covenants and financial ratios that could adversely affect our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.  In addition, we must redeem the $2 million of Redeemable Preferred Stock we sold in December 2013 (1) at September 1, 2018, provided no default or event of default under the Credit Agreement exists or would result therefrom, (2) if we exceed a senior loan maximum of $37 million, or (3) if refinancing extends the maturity date of our senior loans beyond May 31, 2018.  Furthermore, the failure to obtain financing for growth could materially adversely affect our business, financial condition, results of operations and cash flows.  Further, we may be adversely affected by increases in interest rates.  Increases in interest rates will also affect our lease rates and can be expected to adversely impact our operating results.

Our business could be materially adversely affected if we are unable to expand in a timely and profitable manner.  To continue to grow, we must open new Granite City restaurants on a profitable basis.  We also may expand Cadillac Ranch where appropriate, if the location fits the parameters of a Cadillac Ranch concept.  The capital resources required to develop each new Granite City restaurant are significant.  Expansion may be delayed or curtailed:

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

We estimate that our cost of opening a new Granite City restaurant ranges from $2.0 million to $3.0 million, which includes furniture, fixtures and equipment and pre-opening costs.  This assumes the land is leased from a third party, and building costs are partially offset by a landlord tenant improvement allowance ranging from $1.0 million to $2.5 million.  Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant, conditions in the local real estate and employment markets, and sale leaseback terms or other leasing arrangements.

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

We may seek to acquire companies or interests in companies that complement our business.  Our inability to complete acquisitions may render us less competitive.  We cannot be sure that we will be able to continue to identify acquisition candidates on commercially reasonable terms or at all.  If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized.  Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions.  Such financing could be restricted by the terms of the Credit Agreement or it could be more expensive than our current debt.  The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current financial covenants.

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

Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.  Our opening costs continue to be significant and the amount incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for the period of time being measured. Therefore, if we decide to reduce our openings, our comparable opening costs will be lower and the effect on our comparative financial performance will be favorable for such period. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in opening costs will have an unfavorable short-term impact on our comparative financial performance.

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

We have a history of losses and no assurance of future profitability.  We have incurred losses in each fiscal year since inception.  We had net losses of approximately $3.4 million for the fiscal year ended December 31, 2013 and approximately $4.1 million for the fiscal year ended December 25, 2012.  As of December 31, 2013, we had a retained deficit of approximately $83.5 million.  We cannot assure you that we will materially increase our revenue, and even if we substantially increase our revenue, we cannot assure you that we will achieve profitability or positive cash flow.  If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future because our operating results can be affected by changes in guest tastes, the popularity of handcrafted beers, economic conditions, and the level of competition in our markets.

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

Consumer confidence has not recovered from historic lows impacting the public’s ability and/or desire to spend money eating out.  While sales and guest traffic gains have been made by the restaurant industry and our restaurants, much of the economic improvement in the restaurant industry has come from cost savings initiatives.  If this current weak economic recovery continues for a prolonged period of time and/or deepens in magnitude returning to the negative trends of prior years, our business, results of operations and ability to comply with the covenants under our credit facility could be materially affected.  Deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenue.  This could result in reductions in staff levels, asset impairment charges and potential restaurant closures.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income.  The economic downturn that began to affect the restaurant industry in 2008 has reduced consumer confidence and affected consumers’ ability or desire to spend disposable income.  A continued deterioration in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, personal bankruptcies, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenue.  There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

In May 2011, we replaced a majority of the members of our board and made changes in our senior management, including our chief executive officer.  Our failure to successfully capitalize on these management changes or the failure of new senior management to successfully manage our operations may adversely affect our business.  Upon the closing of our Series A Preferred issuance to Concept Development Partners LLC, or CDP, which we refer to as the CDP transaction, four of our incumbent directors resigned, the size of our board was increased from seven to eight persons, and the following persons were elected to our board:  Fouad Z. Bashour, Robert J. Doran, Louis M. Mucci, Michael S. Rawlings and Michael H. Staenberg.  Mr. Bashour was also appointed to serve as our Chairman of the Board and Mr. Doran was also elected to serve as our Chief Executive Officer.  Our future success depends on the ability of our board and our senior management team to successfully implement our strategies and manage our operations.

Our principal shareholder, CDP, has substantial control over us, which could reduce your ability to receive a premium for your shares through a change in control.  As of March 11, 2014, CDP beneficially owned approximately 78.8 percent of our common stock.  In addition, under our stock purchase agreement with CDP dated February 8, 2011, CDP nominated five persons to serve on our board of directors.  Finally, CDP and DHW, formerly our majority shareholder and the direct or indirect landlord of four of our locations, have entered into a shareholder and voting agreement, pursuant to which:

•                  DHW agrees to vote its shares for CDP’s five nominees to our board of directors;

•                  CDP agrees to vote its shares for DHW’s two nominees to our board of directors;

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

A deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenue and results of operations.  Any deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under our leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations. Certain of our restaurants are located in retail developments with nationally recognized co-tenants, which help increase overall guest traffic into those retail developments. Some of our co-tenants may cease operations in the future or defer openings or fail to open in a retail development after committing to do so.  These failures may lead to reduced guest traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower guest traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in guest traffic. As a result, our results of operations could be adversely affected.

In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the financial condition of developers and potential landlords. Landlords may try to delay or cancel development projects (as well as renovations of existing projects) due to the instability in the credit markets and declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.

Our geographic concentration could have a material adverse effect on our business, results of operations and financial condition.  We operate a significant number of our restaurants in the Midwestern United States and may be particularly susceptible to adverse trends and economic conditions in this geographic market, including its labor market, which could adversely impact our operating results.  Our planned expansion to Northeastern and Southeastern states may not reduce our geographic concentration or lessen our exposure to adverse geographic trends.

Healthcare reform legislation could have an impact on our business.  During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States.  Certain of the provisions that have increased our healthcare costs include the removal of annual plan limits and the mandate that health plans provide 100% coverage on expanded preventative care. Additionally, from time to time, various states and municipalities consider other proposals regarding health insurance regulation. We continue to evaluate the potential impacts of the health care reform law on our business, and we intend to accommodate various parts of the law as they take effect. We cannot assure you that a combination of cost management and price increases can accommodate all of the incremental costs associated with our compliance. The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.  Changes to our healthcare cost structure could have an impact on our business and operating costs.

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

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.  Our leases generally are long term in nature.  Most of our leases have 6 to 15 years remaining on their terms with options to renew in five-year increments (at increased rates).  All our leases require fixed annual rent, although some require payment of additional contingent rent if restaurant sales exceed a negotiated amount.  Generally, our leases are “triple net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases.  Future sites that we lease are likely to be subject to similar long-term non-cancelable leases.  If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

Our business is subject to seasonal fluctuations.  Historically, sales in most of our restaurants have been higher during the second and third quarters of each year.  As a result, it is probable that our quarterly operating results and comparable restaurant sales will continue to fluctuate as a result of seasonality.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales of any particular future period may decrease.  Additionally, because Cadillac Ranch restaurants are more entertainment-based, certain restaurants will see a fluctuation in sales depending upon events in or around its location.

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

Our profitability depends in large measure on food, beverage and supply costs which are not within our control.  We must anticipate and react to changes in food, beverage and supply costs.  Various factors beyond our control, including climatic changes and government regulations, may affect food and beverage costs.  Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items.  Historically, commodity prices have fluctuated, often increasing, due to seasonal or economic issues and we cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future.  We are also subject to the general risks of inflation.  Our restaurants’ operating margins are further affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply.  Because we transport “wort” created at our centralized production facility in Ellsworth, Iowa to our restaurant locations we also are affected by increases in the cost of fuel.  The failure to anticipate and respond effectively to an adverse change in any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

If our distributors or suppliers do not provide food and beverages to us in a timely fashion, we may experience short-term supply shortages, increased food and beverage costs, and quality control problems.  We have entered into contracts through 2017 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing. However, if the national distributor that provides food and beverages to all our restaurants, or other distributors or suppliers, cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to obtain an alternative supply source.  If these alternative suppliers do not meet our specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenue and results of operations, could be adversely affected.  In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could materially adversely affect our business, financial condition, results of operations and cash flows.

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

The need for additional advertising may arise, which could increase our operating expenses.  We have generally relied on our high profile locations, operational excellence, “word-of-mouth,” and limited paid advertising to attract and retain restaurant guests.  During 2013, our radio and television advertising costs accounted for less than one percent of our net sales. Should we conclude that additional paid advertising is necessary to attract and retain guests, our operating expenses could increase and our financial results could be adversely affected.

Changes in consumer preferences as a result of new information regarding diet, nutrition and health could negatively impact our results.  Our operating results may be affected by changes in guest tastes, the popularity of handcrafted beers, general economic and political conditions and the level of competition in our markets.  Our continued success depends, in part, upon the popularity of micro-brewed beers and casual, broad menu restaurants.  Shifts in consumer preferences away from these beers and this dining style could materially adversely affect any future profitability.  Changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant concepts could also impact our operating results.  In addition, our success depends on our ability to adapt our menu to trends in food consumption.  Further, recently imposed health care laws require us to comply with federally mandated menu labeling and menu ingredient rules and regulations.  We do not expect to incur any material costs from compliance with the provision of the health care law requiring disclosure of calories and other nutritional information on our menus, but we cannot yet anticipate any changes in guest behavior resulting from the implementation of this portion of the recently imposed health care law, which could have an adverse effect on our sales or results of operations.  If consumer eating habits change significantly and we are unable to respond with appropriate menu offerings, it could materially affect demand for our menu offerings resulting in lost customers and adversely impact our business, financial condition, results of operations and cash flows.

Health concerns or negative publicity regarding our restaurants or food products could affect consumer preferences and could negatively impact our results of operations.  Like other restaurant chains, consumer preferences could be affected by health concerns or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning salmonella, E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.  This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants.  Furthermore, any contamination of the “wort” created at our centralized production facility for our craft beer varieties, or negative publicity surrounding such contamination, would adversely affect us.  Health concerns, including adverse publicity concerning food-related illness, although not specifically related to our restaurants, could cause guests to avoid restaurants in general, which would have a negative impact on our sales.  A decrease in customer traffic to our restaurants as a result of health concerns or negative publicity could materially adversely affect our business, financial condition, results of operations and cash flows.

If we are unable to protect our customers’ credit/debit card data and personal information, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.  In connection with credit/debit card sales, we transmit confidential credit/debit card information securely over public networks.  Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information.  If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations.  Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.  Legal proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators.  Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses.

We also receive and maintain certain personal information about our guests and employees. The use of this information by us is regulated at the federal and state levels.  If our security and information systems are compromised or our employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our results of operations, and could result in litigation against us or the imposition of penalties.  In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our guests’ credit/debit card information as well as other personal information.  Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary system and process changes.

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

We outsource certain essential business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.  Some of our essential business processes that are dependent on technology are outsourced to third parties. Such processes include, but are not limited to, gift card tracking and authorization, on-line ordering, credit/debit card authorization and processing, certain components of our “Mug Club” guest loyalty program, certain insurance claims processing, payroll processing, web site hosting and maintenance, data warehousing and business intelligence services, point-of-sale system maintenance, certain tax filings, telecommunications services, web-based labor scheduling and other key processes. We seek to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, we cannot assure you that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

The loss of key personnel could adversely affect our business.  Our success depends to a significant extent on the performance and continued service of members of our senior management and certain other key employees.  Competition for employees with such specialized training and deep backgrounds in the restaurant industry is intense and we cannot assure you that we will be successful in retaining such personnel.  In addition, we cannot assure you that employees will not leave or compete against us.  If the services of any member of management become unavailable for any reason, it could adversely affect our business and prospects.  Furthermore, the ability of our key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success.  Any failure to do so may harm our reputation and result in a loss of business.

We may be unable to successfully compete with other restaurants in our markets.  The restaurant industry is intensely competitive.  There are many well-established competitors with greater financial, marketing, personnel and other resources than ours, and many of such competitors are well established in the markets where we have restaurants.  Additionally, other companies may develop restaurants with similar concepts in our markets.  Any inability to successfully compete with restaurants in our markets could prevent us from increasing or sustaining our revenue and result in a material adverse effect on our business, financial condition, results of operations and cash flows.  We face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrees and side dishes from the deli section.  We may need to make changes to our established concept in order to compete with new and developing restaurant concepts that become popular within our markets.  We cannot assure you that we will be successful in implementing such changes or that these changes will not increase our expenses.

Our success depends on our ability to protect our proprietary information.  Failure to protect our trademarks, service marks, trade secrets and patents could adversely affect our business.  Our business prospects depend in part on our ability to develop favorable consumer recognition of the Granite City Food & Brewery and Cadillac Ranch All American Bar and Grill names.  Although our service marks are federally registered trademarks with the United States Patent and Trademark Office, our trademarks could be imitated in ways that we cannot prevent.  We rely on trade secrets, proprietary know-how, concepts and recipes.  Our methods of protecting this intellectual property may not be adequate, however, and others could independently develop similar know-how or obtain access to our trade secrets, proprietary know-how, concepts and recipes.  If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all.  Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of trade secrets, proprietary know-how, concepts or recipes.  Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages.

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

Regulations affecting the operation of our restaurants, including increases in the minimum wage, could increase our operating costs and restrict expansion.  We are subject to a variety of federal and state labor laws, such as minimum wage and overtime pay requirements, unemployment tax rates, workers’ compensation insurance rates and citizenship requirements.  Government-mandated increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase our labor costs and reduce our operating margins.  Several of our restaurants are located in states where the minimum wage is higher than the federal minimum wage.  Under the proposed Federal Minimum Wage Act of 2013 or related legislation, the federal minimum wage may be increased and there likely will be additional minimum wage increases implemented in states in which we operate or seek to operate.  A substantial majority of employees working in our restaurants receive compensation equal to the applicable minimum wage, and future increases in the minimum wage may have a material adverse effect on our business, financial condition, results of operations or cash flows.  In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment.  Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.  Additional governmental mandates such as an increase in paid leaves of absence, extensions of health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our operating results.

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

Limitations in our insurance coverage could adversely affect our operations in certain circumstances.  We have comprehensive insurance, including workers’ compensation, employee practices liability, general liability, business interruption, fire and extended coverage and property insurance.  However, there are certain types of losses which may be uninsurable or not economically insurable.  Such hazards may include earthquake, hurricane and flood losses.  If such a loss should occur, we would, to the extent that we are not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and/or cash flow from, such damaged or destroyed properties.  Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business or to develop future restaurants.  We cannot assure you that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all, or that the premium costs will not rise to an extent that they adversely affect our business or our ability to economically obtain or maintain such insurance.

If our centralized beer production facility were to be damaged or impaired, our craft beer production would be materially adversely affected.  We operate a centralized production facility in Ellsworth, Iowa for our craft beer varieties.  This facility combines the ingredients for the initial stages of our brewing process.  The product or “wort” created at our beer production facility is then transported to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed.  If such facility were to be destroyed or otherwise inaccessible to us, we would be unable to produce beer in sufficient quantities to supply our restaurants with our craft beer varieties.  In such event, our ability to efficiently recommence craft beer production also would be adversely affected.

Risks Related to our Securities

We have deregistered our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and will result in less disclosure about the Company.  We have deregistered our common stock under the Exchange Act. By deregistering, our obligation to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) has been suspended and we expect that there will be a substantial decrease in the liquidity in our common stock even though shareholders may still continue to trade our common stock on OTC Pink.  In addition, we are no longer required to meet the stringent reporting requirements set forth under the Exchange Act.

Fluctuations in our operating results may decrease the price of our securities.  Our operating results may fluctuate significantly because of several factors, including the operating results of our restaurants, changes in food and labor costs, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, nutritional concerns and discretionary spending patterns, competitive factors, the skill and the experience of our restaurant-level management teams, the maturity of each restaurant, adverse weather conditions in our markets, our ability to expand, and the timing of future restaurant openings and related expenses.  Consequently, our operating results may fall below the expectations of public market analysts and investors for any given period.  In that event, the price of our common stock would likely decrease.

In the past, companies that have experienced extreme fluctuations in the market price of their stock have been the subject of securities class action litigation.  If we were to be subject to such litigation, it could result in substantial costs and a diversion of our management’s attention and resources, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our common stock trades on the OTC Market known as OTC Pink which provides less liquidity for our common stock than national securities exchanges.  The OTC Pink provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange.  The quotation of our common stock on OTC Pink may reduce the price of our common stock.  Further, the quotation of our common stock on OTC Pink may materially adversely affect our ability to raise capital on terms acceptable to us or at all.

Our common stock may be subject to manipulation because of the thinness of the market for our stock. Selling our common stock may be difficult because of the limited quantity of shares that may be bought and sold in the public market.  This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and media coverage.  As a result, there could be a larger spread between the bid and ask prices of our common stock and you may not be able to sell shares of our common stock when or at prices you desire.

As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our shareholders to sell our securities in the secondary market may be materially limited.

Our articles of incorporation, bylaws and Minnesota law may discourage takeovers and business combinations that our shareholders might consider in their best interests.  Anti-takeover provisions of our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock.  For example, our board of directors, without further shareholder approval, may issue up to 6,998,000 additional shares of preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock.  In addition, our Amended and Restated Bylaws provide for an advance notice procedure for the nomination of candidates to our board of directors that could have the effect of delaying, deterring or preventing a change in control.  Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding “control share acquisitions” and “business combinations.” We may, in the future, consider adopting additional anti-takeover measures.  The authority of our board of directors to issue undesignated preferred stock, our advance notice procedure for nominations, and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our board of directors.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters is located in Minneapolis, Minnesota.  We occupy this facility under a lease agreement which expires in November 2015.  This office space is rented to us at an annual rate of $176,252.

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

As of March 11, 2014, we operated 30 Granite City Food & Brewery restaurants and five Cadillac Ranch All American Bar & Grill restaurants.  We lease the land and building at all but nine of these restaurants.  At those nine restaurants, we own the buildings and lease the land.  The majority of our existing leases are for initial terms of 10 to 20 years with options to extend.  We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, contingent rent based on sales in excess of specified amounts.

The following table sets forth data regarding our restaurant locations as of March 11, 2014:

Location	Opened	Square Feet
St. Cloud, Minnesota	Jun-99	10,000
Sioux Falls, South Dakota	Dec-00	10,600
Fargo, North Dakota	Nov-01	9,276
Des Moines, Iowa	Sep-03	9,449
Cedar Rapids, Iowa	Nov-03	9,449
Davenport, Iowa	Jan-04	9,449
Lincoln, Nebraska	May-04	9,449
Maple Grove, Minnesota	Jun-04	9,449
East Wichita, Kansas	Jul-05	9,449
Eagan, Minnesota	Sep-05	7,600
Kansas City, Missouri	Nov-05	9,449
Kansas City, Kansas	Jan-06	9,449
Olathe, Kansas	Mar-06	9,449
West Wichita, Kansas	Jul-06	9,412
St. Louis Park, Minnesota	Sep-06	7,250
Omaha, Nebraska	Oct-06	9,000
Roseville, Minnesota	Nov-06	9,531
Madison, Wisconsin	Dec-06	9,000
Rockford, Illinois	Jul-07	9,000
East Peoria, Illinois	Oct-07	9,000
Orland Park, Illinois	Dec-07	9,000
St. Louis, Missouri	Jan-08	11,360
Ft. Wayne, Indiana	Jan-08	8,550
Toledo, Ohio	Feb-08	8,550
South Bend, Indiana	Jul-08	8,729
Indianapolis, Indiana	Feb-09	8,550
Bloomington, Minnesota	Nov-11*	10,940
Miami, Florida	Dec-11*	9,900
Oxon Hill, Maryland	Dec-11*	9,389
Indianapolis, Indiana	Dec-11*	20,000
Troy, Michigan	May-12	9,830
Pittsburgh, Pennsylvania	May-12*	10,000
Franklin, Tennessee	Feb-13	9,815
Indianapolis, Indiana	Jul-13	9,603
Lyndhurst, Ohio	Nov-13	11,421

*Represents date of acquisition of Cadillac Ranch restaurant assets.

In the opinion of our management, each of our existing locations is adequately covered by insurance.  For further information on property leases, please refer to “Management’s Discussion and Analysis and Results of Operations—Commitments” and Note 9 to our consolidated financial statements.

Item 3.  Legal Proceedings.

From time to time, lawsuits are threatened or filed against us in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company.

Item 4.  Mine Safety Disclosures.

This requirement is inapplicable to our company.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the OTC Pink — Current Information Tier since December 9, 2013.  From April 26, 2013 through December 6, 2013, our common stock traded on the OTCQB.  Through April 25, 2013, our common stock traded on the NASDAQ Capital Market.  The following table sets forth the approximate high and low bid prices for our common stock based on quotations from the National Association of Securities Dealers, Inc. (beginning of fiscal year 2012 through April 25, 2013) and quotations from the OTC Markets Group (April 26, 2013 through end of fiscal year 2013).  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	Bid High	Bid Low
2012
First Quarter	$2.39	$2.01
Second Quarter	$2.58	$2.00
Third Quarter	$2.45	$2.10
Fourth Quarter	$2.29	$2.07

2013
First Quarter	$2.23	$1.82
Second Quarter through 4/25/13	$2.096	$1.81
4/26/13 through end of Second Quarter	$2.24	$1.95
Third Quarter	$2.25	$2.01
Fourth Quarter	$2.06	$1.02

On March 11, 2014, there were 97 registered holders of record of our company’s common stock.

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

We did not repurchase any shares of our common stock in the fourth quarter of 2013.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sale of Unregistered Securities during the Fourth Quarter of 2013

On December 31, 2013, we issued 61,014 shares of our common stock as dividend payment to the holder of our Series A Preferred as required by the terms and conditions of such securities.  The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  The certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, absent registration or an applicable exemption from registration requirements.  The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the SEC.  No discount or commission was paid in connection with the issuance of such common stock. Other issuances of unregistered securities during the fourth quarter of 2013 have been previously reported.

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

All of these forward-looking statements are based on information available to us on the date of filing this Annual Report.  Our actual results could differ materially.  The forward-looking statements contained in this Annual Report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward- looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A of this report under the caption “Risk Factors.”

Overview

We operate two casual dining concepts under the names Granite City Food & Brewery® and Cadillac Ranch All American Bar & Grill®.  As of March 11, 2014, we operated 30 Granite City restaurants and five Cadillac Ranch restaurants in 16 states.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site.  The extensive menu features moderately priced favorites served in generous portions.  Granite City’s attractive price point, high service standards, and great food and beer combine for a memorable dining experience.  Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.

Additionally, we operate a centralized beer production facility which facilitates the initial stages of our brewing process.  The product produced at our beer production facility is then transported to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed.  We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations.  We have been granted patents by the United States Patent and Trademark Office for our brewing process and for an apparatus for distributed production of beer.

Our industry can be significantly affected by changes in economic conditions, discretionary spending patterns, consumer tastes, and cost fluctuations.  In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns.  We believe trends in consumer spending within the casual dining sector will continue to fluctuate, and we continue to see many consumers dining out less frequently than in the past and/or decreasing the amount they spend on meals while dining out.  These changes have affected guest counts in the overall casual dining industry, including our concepts.  To help offset the negative impact of these trends, we have implemented marketing initiatives designed to increase brand awareness and help drive guest traffic, including focusing on local marketing and social media initiatives, as well as growing our “Mug Club” loyalty program.

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

We use a 52/53-week fiscal year ending on the last Tuesday of December to account for our operations.  All references to “2013” and “2012” within the following discussion represent the fiscal years ended December 31, 2013 and December 25, 2012, respectively.  Fiscal year 2013 consisted of 53 weeks while fiscal year 2012 consisted of 52 weeks.  Our fiscal year ended December 31, 2013 included 1,827 operating weeks, which is the sum of the actual number of weeks each restaurant operated.  Our fiscal year ended December 25, 2012 included 1,675 restaurant weeks.  We provide the statistical measure of restaurant weeks to enhance the comparison of revenue from period to period as changes occur in the number of restaurants we are operating.

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

Results of Operations as a Percentage of Sales

The following table sets forth results of our operations expressed as a percentage of sales for fiscal years 2013 and 2012:

	53 Weeks Ended	52 Weeks Ended
	December 31, 2013	December 25, 2012

Restaurant revenue	100.0%	100.0%

Cost of sales:
Food, beverage and retail	27.6	27.1
Labor	32.6	32.9
Direct restaurant operating	15.7	15.0
Occupancy	8.3	8.3
Cost of sales and occupancy	84.2	83.3

General and administrative	7.0	8.0
Depreciation and amortization	6.0	6.1
Pre-opening	1.2	0.9
Acquisition costs	0.3	0.6
Loss on disposal of assets	0.5	0.4
Exit or disposal activities	(0.3)	0.1

Total costs and expenses	98.9	99.3
Operating income	1.1	0.7

Interest:
Income	0.0	0.0
Expense	(3.7)	(4.1)
Net interest expense	(3.7)	(4.1)

Net loss	(2.6)%	(3.4)%

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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets ranging from three to 20 years.  The cost of leasehold improvements is depreciated over the initial term of the related lease, which is generally 10 to 30 years.  Depreciation is computed on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Amortization of assets acquired under capital lease is included in depreciation expense.  We review property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired pursuant the Financial Accounting Standards Board’s (“FASB”) accounting guidance on accounting for the impairment or disposal of long-lived assets.  We base this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable.  Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset.

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

Leasing Activities

We have entered into various leases for our buildings and for ground leases.  At the inception of a lease, we evaluate it to determine whether the lease will be accounted for as an operating or capital lease pursuant to the FASB guidance on accounting for leases.

Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the termination date.  There is potential for variability in our “rent holiday” period which begins on the date we take possession of the leased premises and ends on the date the restaurant opens, during which no cash rent payments are typically due.  Factors that may affect the length of the rent holiday period generally relate to construction related delays.  Extension of the rent holiday period due to delays in restaurant opening will result in greater pre-opening rent expense recognized during the rent holiday period.

Certain leases contain provisions that require additional rent payments based upon restaurants sales volume (“contingent rentals”).  Contingent rentals are accrued each period as the liabilities are incurred.

Management makes judgments regarding the probable term for each restaurant property lease which can impact the classification and accounting for a lease as capital or operating.  These judgments may produce materially different amounts of depreciation, rent expense and interest expense than would be reported if different assumptions were made.

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

Recently Issued Accounting Standards

We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Results of Operations for the Fiscal Years Ended December 31, 2013 and December 25, 2012

Revenue

We generated $134,163,349 and $120,931,643 of revenue during fiscal years 2013 and 2012, respectively, an increase of 10.9%.  Such increase was the result of the additional fiscal week in the first quarter of 2013 as well as having three additional locations in operation in 2013 compared to 2012.  Comparable restaurant revenue, which includes restaurants we have operated for over 18 months, increased 0.5% from fiscal year 2012 to fiscal year 2013 due in part to a menu price increase.

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

Restaurant Costs

Food and beverage

Our food and beverage costs, as a percentage of revenue, increased 0.5% to 27.6% in 2013 from 27.1% in 2012.  While we experienced some cost decreases in bottled beer, liquor and some dairy and proteins, such decreases were more than offset by increases in tap beer, soft drinks, wine, steak, chicken breasts, cheese and retail products. While pricing negotiations with our suppliers have reduced our exposure to commodity price increases, we do expect that our food and beverage costs will continue to vary going forward due to numerous variables, including seasonal changes in food and beverage costs for certain products for which we do not have contracted pricing, fluctuations within commodity-priced goods and guest preferences.  We periodically create new menu offerings and introduce new craft brewed beers based upon guest preferences.  During the second quarter of 2013, the Granite City concept rolled out a new menu which we believe caused a temporary increase in our food costs.  We have, however, been able to offset a portion of such increase with our feature items which provide variety and value to our guests.  Our varieties of craft brewed beer, which we produce at a lower cost than beers we purchase for resale, also enable us to keep our food and beverage costs low while fulfilling guest requests and building customer loyalty.  Based on industry information, we anticipate commodity prices to increase in 2014.  However, we intend to continue to seek to offset such increases with pricing, new menu offerings and specials.

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

Our labor costs, as a percentage of revenue, decreased 0.3% to 32.6% in 2013 from 32.9% in 2012.  Although we experienced increases in some kitchen labor and labor relating to the security and janitorial services we brought in-house at a number of our locations, most of the other labor costs decreased from 2012 to 2013.  Non-cash stock-based compensation decreased $55,731 to $72,803 in 2013 from $128,534 in 2012.

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

Direct restaurant operating

Operating supplies, repairs and maintenance, utilities, promotions and restaurant-level administrative expense represent the majority of our direct restaurant operating expense, a portion of which is fixed or indirectly variable.  Our direct restaurant operating expense, as a percentage of revenue, increased 0.7% to 15.7% in 2013 from 15.0% in 2012.  Cost increases in training, maintenance and repair, marketing, utilities and subscriptions were offset in part by decreases in consulting services, paper products and linen and laundry services.  Additionally, because we brought janitorial services in-house at many of our locations, we experienced decreases in outside janitorial service costs.

We continue to seek ways to reduce our direct operating costs going forward including additional pricing negotiations with suppliers and the elimination of waste.

Occupancy

As a percentage of revenue, our occupancy costs, which include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes, remained consistent at 8.3% in 2013 and 2012.  While fixed rent decreased as a percentage of revenue due to the higher revenue base and the additional fiscal week in 2013 compared to 2012, occupancy expense increased $1,147,854 in 2013 due to the additional restaurants in operation. The majority of our leases include a provision for additional rent based upon restaurant sales.  As such, with our increased revenue base, our percentage rent has increased as well. In December 2013, we purchased the building and improvements at seven of our restaurants and entered into a sale leaseback agreement for one restaurant.  We expect overall lease expense to decrease, although, due to the change in lease classifications from capital to operating, the amount of the lease expense recorded in occupancy will increase, while the amount of lease expense recorded as interest expense and liability reduction will decrease, in 2014.

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

Our pre-opening costs in 2013 related primarily to the Granite City restaurants we opened in Franklin, Tennessee in February 2013, Indianapolis, Indiana in July 2013, and Lyndhurst, Ohio in November 2013.  Such expenses in 2012 related primarily to the Granite City restaurants we opened in Troy, Michigan in May 2012 and Franklin, Tennessee in February 2013.  Of the pre-opening cost incurred, we recorded $295,166 and $46,729 of non-cash construction-period rent in 2013 and 2012, respectively.

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

General and administrative expense decreased $262,440 to $9,451,655 in 2013 from $9,714,095 in 2012.  As a percentage of revenue, general and administrative expense decreased 1.0% to 7.0% in 2013 from 8.0% in 2012.  We incurred increased compensation expense in 2013 due in part to the additional fiscal week and additional personnel, and increased consulting expense related to restaurant sites we discontinued pursuing.  These costs were more than offset by a reduction of travel and management training expenses, as well as an increase in gift card breakage which represents the portion of the gift card obligation for which management believes the likelihood of redemption by the customer is remote.

As we seek new ways to build revenue, including restaurant, menu and food upgrades and future restaurant unit growth, we will continue to closely monitor our general and administrative costs and attempt to reduce these expenses as a percentage of revenue while preserving an infrastructure that remains suitable for our current operations.  With our growth plans, we will need to recruit additional personnel to provide continued oversight of operations.  To the extent our turnover increases above our expectations, additional costs could be incurred in recruiting and training expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $635,927 to $8,041,632 in 2013 from $7,405,705 in 2012.  As a percentage of revenue, depreciation and amortization expense decreased 0.1% to 6.0% in 2013 from 6.1% in 2012, indicating that revenue generated from our new locations more than offset the related increase in depreciation expense.  We anticipate depreciation expense will increase as we open new restaurants and complete enhancements at selected restaurants including increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties and reduce wait times during peak periods.

Exit or Disposal Activities

In the first quarter of fiscal year 2011, we issued a $1.0 million promissory note to Dunham Capital Management, L.L.C. (“DCM”), related to expenses we incurred and recorded as exit and disposal activities when we ceased operations at our Rogers, Arkansas restaurant in August 2008.  In December 2013, DCM cancelled the note we issued to DCM in consideration of our cash payment of $433,736.  We wrote off the remaining $480,891 balance of such note as a non-cash reduction to exit and disposal activities.

Interest

Net interest expense consists of interest expense on capital leases and long-term debt, net of interest earned from cash on hand.  Net interest expense decreased $10,662 to $4,900,763 in 2013 from $4,911,425 in 2012.  In 2013 and 2012, $160,836 and $159,421 of interest expense was capitalized as part of the construction of our new restaurants.  In the second quarter of 2013, we entered into an interest swap agreement per the terms of the Credit Agreement. The decrease in fair value of the swap agreement was $128,557 during 2013 and is recorded as interest expense in the consolidated statements of operations.

Liquidity and Capital Resources

As of December 31, 2013, we had $2,677,090 of cash and a working capital deficit of $10,865,348 compared to $2,566,034 of cash and a working capital deficit of $8,905,723 at December 25, 2012.  As of March 11, 2014, we had additional cash availability of $10.5 million under our line of credit facility with the Bank.

During the year ended December 31, 2013, we obtained $8,741,736 of net cash from operating activities and $2,003,357 of net cash through financing activities.  The funds from financing activities were made up of $12,069,039 proceeds from the Credit Agreement, $2,869,265 proceeds from the sale lease back of our Olathe, Kansas location, $2,000,000 proceeds from the sale of Redeemable Preferred Stock, and net proceeds from issuance of our common stock of $1,850.  Such proceeds were partially offset by payments on our long-term debt and line of credit of $9,479,057, payments on capital lease obligations of $4,702,410, debt issuance costs of $249,075 and payment of cash dividends on our Series A Preferred of $506,255.  Our net cash used for investing activities of $10,634,037 was made up of purchases of property and equipment totaling $13,982,242 and other assets consisting primarily of security deposits aggregating $114,595, offset in part by $3,462,800 of cash proceeds from the sale leaseback of our Franklin, Tennessee, Indianapolis, Indiana and Lyndhurst, Ohio restaurants in the form of tenant improvement allowances.

During the year ended December 25, 2012, we obtained $4,038,847 of net cash for operating activities and $14,570,584 of net cash through financing activities.  The funds from financing activities were made up of $11,807,171 in proceeds from our credit facility with the Bank, $6,550,398 of net cash from the issuance of common stock and $4,000,000 in proceeds from the sale leaseback of our Troy, Michigan property, offset in part by payments we made on our other debt and capital lease obligations aggregating $7,179,983, cash used for debt issuance costs in the amount of $201,995, and $405,007 of cash in payment of dividends on our Series A Preferred.  We used $18,171,696 of cash to purchase property and equipment, including approximately $5.8 million to purchase the assets of four Cadillac Ranch restaurants, including intellectual property, approximately $3.7 million for construction and equipment for our Troy, Michigan restaurant, approximately $3.8 million for construction and equipment related to our Franklin, Tennessee restaurant, approximately $0.7 million related to the Indianapolis, Indiana and Lyndhurst, Ohio locations and approximately $4.0 million for upgrades and improvements on our existing restaurants.

Cadillac Ranch Asset Acquisitions

In November 2011, we entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name “Cadillac Ranch All American Bar & Grill.”  Pursuant to the master asset purchase agreement, as amended, we acquired the following Cadillac Ranch restaurant assets for an aggregate purchase price of approximately $8.6 million between November 2011 and May 2012:

Mall of America (Bloomington, MN)

Kendall (Miami, FL)

Indy (Indianapolis, IN)

Annapolis (Annapolis, MD)

National Harbor (Oxon Hill, MD)

Pittsburgh (Pittsburgh, PA)

Intangible assets (intellectual property)

In conjunction with acquiring these assets, we assumed the operating leases for the related properties.  Having determined to cease operating the Annapolis, Maryland location, we did not exercise our option to renew the lease which expired December 31, 2013.  As such, we wrote off related equipment and leaseholds, recognizing a loss on disposal of assets of approximately $1.0 million.  We discontinued operations there on January 15, 2014.

Securities Purchase Agreements

In June 2012, we entered into a stock purchase agreement with CDP, then the beneficial owner of approximately 72.1% of our common stock.  Under the stock purchase agreement, we issued 3,125,000 shares of newly issued common stock to CDP at a price per share of $2.08, such price representing the consolidated closing bid price per share on June 8, 2012.  We obtained gross proceeds of approximately $6.5 million upon closing of the transaction.  We used $5.0 million of the net proceeds to pay down our credit facility with the Bank, $1.0 million of which was a required pay-down and the other $4.0 million was paid on the line of credit to reduce our interest expense.  We used the remaining net proceeds for general corporate purposes, including working capital and new restaurant construction.

In December 2013, we entered into a Securities Purchase Agreement with MHS Trust, pursuant to which we agreed to sell 2,000 shares of Redeemable Preferred Stock, par value $0.01 per share, and a warrant to purchase up to 350,000 shares of common stock, for an aggregate purchase price of $2.0 million.  MHS Trust is controlled by Michael H. Staenberg, one of our directors.

The Redeemable Preferred Stock, which has a stated value of $1,000 per share, is non-voting and non-convertible.  The holder of the Redeemable Preferred Stock is entitled to receive cumulative dividends, out of funds legally available therefor, at a rate of 11% per year, before any dividend or distribution in cash or other property on our common stock, or any other class or series of our stock may be declared or paid or set apart for payment.  Dividends are payable on March 31, June 30, September 30 and December 31 of each year until the Redeemable Preferred Stock is redeemed in full or is otherwise no longer outstanding.  If we are unable to pay a dividend on a dividend payment date, the dividend shall be cumulative and shall accrue from and after the date of original issuance thereof, whether or not declared by our Board of Directors. Accrued dividends will bear interest at the rate of 11% per year. We may not declare a cash dividend on any other class or series of stock ranking junior to the Redeemable Preferred Stock as to dividends in respect of any dividend period unless there shall also be or have been declared and paid on the Redeemable Preferred Stock accrued, unpaid dividends for all quarterly periods coinciding with or ending before such quarterly period, ratably in proportion to the respective annual dividend rates fixed therefor.  Notwithstanding the foregoing, we may not pay any cash dividends unless the following conditions are satisfied, in each case, both before and after giving effect to the payment of such cash dividend:  (1) no default or event of default shall have occurred and be continuing under the Credit Agreement, and (2) we shall be in pro forma compliance with the covenants set forth in the Credit Agreement.  In the event of an involuntary or voluntary liquidation or dissolution of our company, the holder of the Redeemable Preferred Stock will be entitled to receive out of our assets an amount per share equal to the stated value, plus dividends unpaid and accumulated or accrued thereon, and any interest due thereon. In the event of either an involuntary or a voluntary liquidation or dissolution of our company, payment shall be made to the holder of the Redeemable Preferred Stock before any payment shall be made or any assets distributed to the holders of Series A Preferred, common stock, or any other class of shares of our company with respect to payment upon dissolution or liquidation.  We must redeem the Redeemable Preferred Stock for cash, out of any source of funds legally available therefor, at a redemption price equal to 100% of the stated value per share being redeemed, plus dividends unpaid and accumulated or accrued thereon, and any interest due thereon (1) at September 1, 2018, provided no default or event of default under the Credit Agreement exists or would result therefrom, (2) if we exceed a senior loan maximum of $37 million, or (3) if refinancing extends the maturity date of our senior loans beyond May 31, 2018. Failure to redeem in the event of clause (2) or (3) would increase the dividend rate to 18% per year.  The Redeemable Preferred Stock also is redeemable at our option and upon a change in control of our company.

Credit Agreement

On May 31, 2013, we entered into an amended and restated credit agreement with the Bank, which is secured by liens on our subsidiaries, personal property, fixtures and real estate we own or will acquire.  On December 4, 2013, we entered into a Waiver and First Amendment to the Credit Agreement.  As amended, the Credit Agreement provided for a term loan in the amount of $16.0 million, a CapEx line of up to $13.0 million for the period from December 4, 2013 until December 31, 2014 and $10.0 million thereafter, a $100,000 line of credit to issue standby letters of credit; and a DDTL in the amount of $4.0 million to acquire the improvements and assume the related ground leases for six of our existing restaurant properties from entities related to or managed by DCM.  In December 2013, we used $3.7 million of the DDTL to acquire such properties. The amendment waived the requirement for us to pay down the term loan by 25% of the net proceeds received from the issuance of Redeemable Preferred Stock.  Pursuant to the Credit Agreement, we agreed to prepay the CapEx loans by the amount necessary to reduce the sum of the aggregate principal amount of such loans outstanding on December 31, 2013 to be equal to or less than $2.5 million; provided, however, that any loans prepaid pursuant to such requirement may be re-borrowed. The Credit Agreement contains customary covenants, representations and warranties and certain financial covenants.  These credit facilities mature on May 31, 2018.

Pursuant to the terms of a guaranty, pledge and security agreement, our obligations under the Credit Agreement are secured by liens on our subsidiaries, personal property, fixtures and real estate owned or to be acquired.  Payment and performance of our obligations to the Bank are jointly and severally guaranteed by our subsidiaries.

The loans bear interest at our option at a fluctuating per annum rate equal to (i) a base rate plus a margin which is tied to our senior leverage ratio or (ii) LIBOR plus a margin which is tied to our senior leverage ratio.  With respect to the term loan only, we may also pay interest at a fixed rate of 6.75% per annum.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans) and at maturity.  We pay an unused line fee in the amount of 0.50% of the unused line on both the CapEx line and the DDTL equal to the difference between the total commitment for each of the CapEx line and the DDTL and the amount outstanding under each of the CapEx line and DDTL.  We are obligated to make principal payments on the term loan in quarterly installments which commenced September 30, 2013 each in the amount of $200,000 through June 30, 2014; $300,000 through June 30, 2015; and $400,000 in every quarter thereafter with a final payment of principal and interest on May 31, 2018.  The DDTL is payable in quarterly installments in amounts equal to a percentage of outstanding principal of 1.25% through September 30, 2014; increasing to 1.875% on and after December 31, 2014; and increasing to 2.50% on and after December 31, 2015, with a final payment of interest and principal due on May 31, 2018.

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

•                  the maintenance of senior leverage ratios, with maximum senior leverage ratios ranging from 3.30 for the quarter ending June 30, 2013 to 2.50 for the quarter ending March 31, 2017 and each fiscal quarter ending thereafter;

•                  as of the last day of each fiscal quarter, we must maintain (i) with respect all restaurant locations, a ratio of (A) Adjusted EBITDA for the four (4) fiscal quarters attributable to such restaurant locations then ended to (B) Fixed Charges attributable to such restaurant locations for the same four (4) fiscal quarters then ended of not less than 1.20 and (ii) with respect to the restaurant locations that have been open for more than twelve (12) months at the time of testing of the Fixed Charge Coverage Ratio only, a ratio of (A) Adjusted EBITDA for the four (4) fiscal quarters attributable to such restaurant locations then ended to (B) Fixed Charges attributable to such restaurant locations for the same four (4) fiscal quarters then ended of not less than 1.25; and

•                  our company and its subsidiaries may not make capital expenditures (other than capital expenditures financed with the proceeds of the CapEx line) in excess of $15.0 million for the fiscal year ending December 31, 2013 and any fiscal year thereafter, subject to carryovers of up to $2.5 million of an unutilized portion of the prior year limitation.

As of March 11, 2014, we had a balance outstanding on the CapEx line of $2.5 million, a balance of $3.7 million on the DDTL and a principal balance on the term loan of $15.6 million.

Per the terms of the Credit Agreement, we entered into a three-year interest rate swap agreement to fix interest rates on a portion of this debt.  Under the swap agreement, we pay a fixed rate of 1.02% and receive interest at the one-month LIBOR on a notional amount of $12.0 million. This effectively makes our interest rate 5.77% on $12.0 million of our debt.  We did not elect to apply hedge accounting for this swap agreement.  As such, the fair value of the interest rate swap is recorded on the consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap, and any changes in the fair value of the swap agreement are accounted for as non-cash adjustments to interest expense and recognized in current earnings. The decrease in the fair value of the swap agreement was $128,557 in fiscal year 2013 and was recorded as interest expense in the consolidated statements of operations.

Purchase of Leased Properties

                                                In December 2013, we exercised the option granted to us by DCM and GC Rosedale, L.L.C. to acquire the building and improvements and assume the ground leases associated with the Granite City restaurants in Madison, Wisconsin, Roseville, Minnesota, Rockford, Illinois, Ft. Wayne, Indiana, St. Louis, Missouri and Toledo, Ohio by paying off the respective debt owed on the properties.  We paid $3.3 million in the aggregate to relieve the related property debt and realized a gain $0.9 million which is included as a reduction to loss on disposal of assets on the consolidated statement of operations.  In conjunction with this transaction, DCM cancelled the promissory note we issued to DCM related to the Rogers, Arkansas restaurant we closed in 2008 in consideration of our cash payment of $433,736.  The remaining $480,891 balance of such note was recorded as a non-cash reduction to exit and disposal activities.

                                                In December 2013, we purchased the Granite City restaurant in Olathe, Kansas and simultaneously entered into a sale leaseback agreement with Store Capital whereby we are leasing the restaurant for an initial term of 15 years at an annual rental rate of approximately $242,875.  Such agreement includes options for additional terms and provisions for rental adjustments.  We purchased the site for $2.0 million and sold it for $2.9 million.  The combined transaction resulted in a deferred gain of approximately $1.2 million which is included in property and equipment and will be amortized over the life of the lease.

Other Agreements

In July 2013, we entered into a 15-year lease agreement for a site in Northville, Michigan where we plan to construct a Granite City restaurant.  Per the terms of the lease, the landlord will pay us a tenant improvement allowance of approximately $2.1 million.  The lease, which may be extended at our option for up to two additional five-year periods, calls for annual base rent starting at $417,480.  Under the terms of the lease, we may be required to pay additional contingent rent based upon restaurant sales.

In August 2013, we entered into an agreement to purchase approximately two acres of property in Naperville, Illinois where we plan to construct and open a Granite City restaurant in 2014.  On March 6, 2014, we closed on the purchase of such land and pursuant to a sale leaseback agreement with Store Capital, Store Capital took title to the land.  We purchased the site for approximately $2.0 million and sold it to Store Capital for the same amount. Pursuant to the agreement, we are leasing the property for an initial term of 15 years at an annual rental amount equal to the land and construction costs multiplied by the greater of (i) 8.875% or (ii) 5.595% plus the 15-year swap srate up to a maximum of 9.375%.  Such agreement includes options for additional terms and provisions for rental adjustments.

In November 2013, we entered into an agreement to purchase approximately three acres of property in Schaumburg, Illinois for approximately $2.0 million.  We intend to build a Granite City restaurant on that site in 2014.  As of March 11, 2014, we had not closed on the purchase.

In December 2013, we entered into a binding agreement with Great Western Bank whereby we agreed that if Great Western Bank acquired GC Omaha LP’s interest in the ground lease of the Omaha, Nebraska Granite City restaurant either by foreclosure or voluntary surrender, we will acquired the building and improvements and assume the ground lease from Great Western Bank for $875,000.  As of March 11, 2014, Great Western Bank has not acquired GC Omaha LP’s interest in the ground lease.

Funding Operations and Expansion

During fiscal year 2012 and 2013, we operated at a level that allowed us to fund our existing operations.  We believe this same level of sales and margins will allow us to fund our obligations for the foreseeable future.  We continue to pursue growth under the assumption that we will continue to generate positive cash flow from existing operations.  Under such assumption, with continued access to the credit facility, proceeds from our sale of Redeemable Preferred Stock, and anticipated continued access to funds through future sale leaseback transactions, we are implementing a variety of initiatives both to generate new revenue and to invest in technologies to improve our existing business and financial condition.

We expect to generate additional revenue and cash flow through new restaurant growth of our Granite City concept, primarily within our existing geographic footprint.  In 2013, we opened a Granite City restaurant in each of Franklin, Tennessee, Indianapolis, Indiana and Lyndhurst, Ohio.  We currently have identified sites for Granite City restaurants in Northville, Michigan, Schaumburg, Illinois, and Naperville, Illinois and are analyzing other potential sites in order to increase revenue through expansion.  We further believe that expansion will lessen turnover and related costs as we expect to be better able to retain managers and other key personnel who may otherwise seek new opportunities with other restaurant chains.

We continue to evaluate physical changes in some of our established Granite City restaurants for the purpose of generating additional revenue.  Changes could include increased seating in the bars, enclosure of patios for year-round service, and the addition of private dining rooms to accommodate private parties, corporate events and to reduce wait times in peak periods.  At some locations we are updating and refreshing the look of our restaurant in order to provide a better experience for the guest.  We evaluate the costs of these potential capital enhancements relative to the projected revenue gains, thereby determining the expected return on investment of these potential restaurant modifications.  As part of the enhancements we have made, we have recorded non-cash losses related to the assets replaced that were not fully depreciated.

We also believe we can improve the efficiency of our restaurants with table management systems and kitchen management systems designed to increase table turnover, provide a higher level of service to our customers, improve the overall dining experience, increase our sales, and improve our financial condition.

The above objectives assume that, in addition to continued access to the credit facility, proceeds from our sale of Redeemable Preferred Stock, and continued access to funds through anticipated future sale leaseback transactions, we will continue to generate positive cash flow.  If we cease generating positive cash flow, our business could be adversely affected and we may be required to alter or cease our growth, restaurant modifications and technological improvements.  Our ability to continue funding our operations and meet our debt service obligations continues to depend upon our operating performance, and more broadly, achieving budgeted revenue and operating margins, both of which will be affected by prevailing economic conditions in the retail and casual dining industries and other factors, which may be beyond our control.  If revenue or margins, or a combination of both, decrease to levels unsustainable for continuing operations, we may require additional equity or debt financing to meet ongoing obligations.  The amount of any such required funding would depend upon our ability to generate working capital.

Commitments

Property leases

Capital Leases:

                                                As of December 31, 2013, we operated 17 restaurants under capital lease agreements, of which one expires in 2020, two in 2023, two in 2024, five in 2026, three in 2027, one in 2028 and three in 2030, all with renewable options for additional periods.  Under certain of the leases, we may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, we evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease as the fair value of the land is 25% or more of the total fair value of the lease.  The building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

In October 2011, we entered into a sale leaseback agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding the Granite City restaurant we opened in May 2012 in Troy, Michigan.  In May 2012, pursuant to the agreement, as amended, Store Capital purchased the property and improvements for $4.0 million.  Upon the closing of the sale, we entered into an agreement with Store Capital whereby we are leasing the restaurant from Store Capital for an initial term of 15 years at an annual rental rate of approximately $383,622.  Such agreement includes options for additional terms and provisions for rental adjustments.  The sale leaseback resulted in a deferred loss of approximately $1.0 million which will be amortized over the life of the lease.

In December 2013, we purchased our Granite City restaurant in Olathe, Kansas and simultaneously entered into a sale leaseback agreement with Store Capital whereby we are leasing the restaurant for an initial term of 15 years at an annual rental rate of approximately $242,875.  Such agreement includes options for additional terms and provisions for rental adjustments.  We purchased the site for $2.0 million and sold it for $2.9 million.  The combined transaction resulted in a deferred gain of approximately $1.2 million which is included in property and equipment and will be amortized over the life of the lease.

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

Operating Leases:

The land portions of the 17 property leases referenced above are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  In addition to such property leases, we have obligations under the following operating leases:

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

We lease the land upon which we operate our restaurants in South Bend and Indianapolis, Indiana.  Annual lease payments are $284,114 and $294,833, respectively, and such leases expire in 2028 and 2024, respectively.  Each lease has renewal options for additional periods.

We lease five Cadillac Ranch restaurants we acquired in 2011 and 2012.  The terms range from 6 to 11 years, each with options for additional terms, and the leases have been classified as operating leases.  Annual lease payments range from $242,500 to $382,900.

In December 2013, we assumed the ground leases associated with the Granite City restaurants in Madison, Wisconsin, Roseville, Minnesota, Rockford, Illinois, Ft. Wayne, Indiana, St. Louis, Missouri and Toledo, Ohio.  The terms range from three to nine years, each with options for additional terms.  Annual lease payments range from $242,000 to $388,601.

In February 2012, we entered into a 15-year lease agreement for the Granite City restaurant we opened in February 2013 in Franklin, Tennessee.  Per the terms of the lease, the landlord paid us a tenant improvement allowance of approximately $1.8 million.  Because we incurred all the construction costs and risk of loss, we accounted for the transaction as a sale leaseback and recorded a deferred loss of approximately $1.7 million which will be amortized over the life of the lease.  The lease, which includes options for additional terms and provisions for rental adjustments, calls for annual base rent starting at $158,000.

In June 2012, we entered into a 10-year lease agreement for the Granite City restaurant we opened in July 2013 in Indianapolis, Indiana.  Per the terms of the lease, the landlord paid us a tenant improvement allowance of approximately $1.1 million.  Because we incurred all the construction costs and risk of loss, we accounted for the transaction as a sale leaseback and recorded a deferred loss of approximately $1.2 million which will be amortized over the life of the lease.  The lease, which includes options for additional terms and provisions for rental adjustments, calls for annual base rent starting at $210,000.

In October 2012, we entered into a 10-year lease agreement for the Granite City restaurant we opened in November 2013 in Lyndhurst, Ohio.  Per the terms of the lease, the landlord agreed to pay us a tenant improvement allowance of $1.2 million.  Because we incurred all the construction costs and risk of loss, we accounted for the transaction as a sale leaseback and recorded a deferred loss of approximately $2.0 million which will be amortized over the life of the lease.  The lease, which includes options for additional terms and provisions for rental adjustments, calls for annual base rent starting at $456,840.

In February 2012, we entered into a 46-month lease agreement for approximately 8,831 square feet of office space for our corporate headquarters.  Annual rent for this space is $176,252.

Employment Agreements:

In December 2012, we entered into employment agreements with Messrs. Doran, Oakey and Gilbertson.  Each agreement is effective January 1, 2013 and provides for employment with the company through December 31, 2014 (the “Term”).  If, during the Term we terminate any of these executives without cause, or one of them should terminate his agreement for good reason, each as defined in the agreements, the terminated executive is entitled to severance benefits including one year of base salary and a partial performance bonus, if earned, through the date of termination.  If we terminate the employment of Mr. Doran without cause, we have also agreed to pay him his base salary through the remainder of the Term.

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

Additional information regarding these employment agreements appears under the caption “Employment Agreements with Executive Officers” in Item 11 of this Annual Report.

Separation Agreement with Former Executive Officer:

Steven J. Wagenheim, who formerly served as President and Founder of our company, commenced serving as our non-officer Founder pursuant to an employment agreement substantially similar to our employment agreements with Messrs. Doran, Oakey and Gilbertson, on January 1, 2013.  Mr. Wagenheim resigned from his position as a director of our company on August 16, 2013, and his employment with our company formally ended effective September 4, 2013.

On August 16, 2013, we entered into a separation agreement and release with Mr. Wagenheim (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Wagenheim will receive payments aggregating $206,250, separate bonus payments aggregating $25,000, and payment of the company’s portion of medical (COBRA) premiums for 12 months (if eligible).  The Separation Agreement further provides that we will continue to pay for the lease of Mr. Wagenheim’s car through August 31, 2014.  In addition, the Separation Agreement made certain modifications to the scope of the non-competition provisions contained in Mr. Wagenheim’s amended and restated employment agreement, dated January 1, 2013.

Additional information regarding this separation appears under the caption “Named Executive Officer Formerly Employed by Our Company” in Item 11 of this Annual Report.

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements.

Summary of Contractual Obligations

The following table summarizes our obligations under contractual agreements as of December 31, 2013 and the timeframe within which payments on such obligations are due.  This table does not include amounts related to contingent rent as such future amounts are not determinable.  In addition, whether we would incur any additional expense on our employment agreements depends upon the existence of a change in control of the company coupled with a termination of employment or other unforeseeable events.  Therefore, neither contingent rent nor severance expense has been included in the following table.

	Payment due by period
Contractual Obligations	Total	Fiscal Year 2014	Fiscal Years 2015-2016	Fiscal Years 2017-2018	Fiscal Years Thereafter
Long-term debt, principal	$20,886,474	$980,109	$3,655,419	$16,051,270	$199,676
Interest on long-term debt	4,453,880	1,075,305	2,065,829	1,244,089	68,657
Capital lease obligations, including interest	45,870,872	3,508,785	6,924,454	7,101,039	28,336,595
Operating lease obligations, including interest	72,603,579	7,116,838	14,811,581	13,647,375	37,027,785
Purchase contracts*	883,917	122,551	681,451	79,915	—
Total obligations	$144,698,723	$12,803,588	$28,138,734	$38,123,688	$65,632,713

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

Changes in interest rates:

Pursuant to the terms of the Credit Agreement, we will have a balloon payment due of approximately $13.3 million on May 31, 2018.  Pursuant to our securities purchase agreement with MHS Trust, we must redeem all outstanding shares of the Redeemable Preferred Stock by September 1, 2018.  The aggregate redemption price is $2.0 million.  If it becomes necessary to refinance such balloon balance or finance the preferred stock redemption, we may not be able to obtain financing at the same interest rate, or at all.  The effect of a higher interest rate would depend upon the negotiated financing terms.  Additionally, per the terms of the Credit Agreement, we entered into a three-year interest rate swap agreement to fix interest rates on a portion of this debt.  Under the swap agreement, we pay a fixed rate of 1.02% and receive interest at the one-month LIBOR on a notional amount of $12.0 million. This effectively makes our interest rate 5.77% on $12.0 million of our debt.  We did not elect to apply hedge accounting for this interest rate swap agreement.  As such, the fair value of the interest rate swap is recorded on the consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap, and any changes in the fair value of the swap agreement will be accounted for as non-cash adjustments to interest expense and recognized in current earnings. The decrease in the fair value of the swap agreement was $128,557 in 2013 and is recorded in the consolidated statements of operations.

Changes in commodity prices:

Many of the food products and other commodities we use in our operations are subject to price volatility due to market supply and demand factors outside of our control.  Fluctuations in commodity prices and/or long-term changes could have an adverse effect on us.  These commodities are generally purchased based upon market prices established with vendors.  To manage this risk in part, we have entered into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  We have entered into contracts through 2016 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and pricing.  As of December 31, 2013, our future obligations under such contracts aggregated approximately $0.9 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that permit the company, as a smaller reporting company, to provide only management’s report in its annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

                                                None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Directors

Each of our directors is elected, by a plurality of the votes cast, to serve until the regular meeting of shareholders next held after his or her election, until his or her successor is elected, or until he or she resigns or is removed.  There are no familial relationships between any director or officer.

As a result of its May 2011 purchase of $9.0 million of newly issued Series A Preferred and its contemporaneous entry into a shareholder and voting agreement with DHW Leasing, L.L.C. (“DHW”), Concept Development Partners LLC (“CDP”) acquired a controlling interest in our company.  Under such shareholder and voting agreement and related irrevocable proxy, CDP has the right to nominate five members of our board, DHW has the right to nominate two members of our board, and CDP has voting power over DHW’s shares.  CDP and DHW have also agreed to vote for each others’ nominees.  CDP is majority-owned by an affiliate of CIC Partners’ fund, CIC II LP, and CDP Management Partners, LLC (“CDP Management”).  CIC Partners is a mid-market private equity firm based in Dallas, Texas.

In connection with the above-referenced May 2011 financing transaction, Fouad Z. Bashour, Robert J. Doran, Michael S. Rawlings, Louis M. Mucci and Michael H. Staenberg, CDP’s nominees, became members of our board of directors, and Mr. Doran and Dean S. Oakey became executive officers.  Mr. Bashour is a founding partner of CIC Partners and its Chief Financial Officer, Mr. Doran is Managing Member and 50% owner of CDP Management, Mr. Oakey is 50% owner of CDP Management, and Mr. Rawlings is a founding partner of CIC Partners and its Vice-Chairman.  Messrs. Bashour and Rawlings are investors in one or more of the CIC Partners funds invested in CDP, and Messrs. Mucci, Staenberg and Oakey are investors in one or more of the non-controlling CDP Management funds invested in CDP.  Charles J. Hey and Joel C. Longtin serve on our board of directors as DHW’s nominees.  The following table and related narrative set forth certain information concerning the members of our board of directors as of March 11, 2014.

Name	Age	Principal Occupation	Position with Granite City	Director Since	Independent Director
Robert J. Doran(1)	67	Chief Executive Officer and Director of Granite City and Managing Partner of CDP Management	Chief Executive Officer and Director	2011
Fouad Z. Bashour(1)(2)(3)	38	Founding Partner of CIC Partners	Chairman of the Board	2011	X
Charles J. Hey	78	Chairman of the Board of School Bus, Inc.	Director	2011
Joel C. Longtin(1)(2)(3)(4)	53	President and Chief Executive Officer of JKL Enterprises, Inc. and Longtin Leasing, LLC	Director	2009	X
Louis M. Mucci(3)(4)	72	Business Consultant	Director	2011	X
Michael S. Rawlings(1)	59	Mayor of Dallas and Founding Partner of CIC Partners	Director	2011	X
Michael H. Staenberg(2)(4)	59	President of The Staenberg Group	Director	2011	X

(1)                                 Member of the executive committee.

(2)                                 Member of the compensation committee.

(3)                                 Member of the corporate governance and nominating committee.

(4)                                 Member of the audit committee.

Business Experience

Robert J. Doran has been the Chief Executive Officer of Granite City since May 2011.  Mr. Doran has been a Managing Partner of CDP Management, a merchant banking firm focusing on principal investments and consulting in the restaurant, food processing, and retail industries, since April 2010.  He is the founder of Doran Consulting, a niche consulting group specializing in executive coaching since 1999, providing services to McDonald’s Corporation, Bell South, Boston Market, and Delphi Auto Parts.  Mr. Doran was employed with McDonald’s Corporation from January 1967 to March 1999 serving in a variety of regional director and vice president positions, most recently as Executive Vice President of McDonald’s USA.  Mr. Doran currently serves on the board of directors of Hawaii Development Company and McDonald’s of Hawaii.  Mr. Doran brings business consulting, executive leadership and extensive multi-location restaurant experience to our board.

Fouad Z. Bashour, who became Chairman of the Board of Granite City in May 2011, is a founding partner of CIC Partners Firm LP (“CIC Partners”) and its current Managing Partner, and has been with CIC Partners and its predecessor since 1999.  Prior to joining CIC Partners, he worked at The Boston Consulting Group, a leading strategy consulting firm.  Mr. Bashour currently serves as Chairman of the Board of TM Restaurant Holdings (doing business as Taco Mac) and as a director of Schuepbach Energy LLC.  He is a former director of various private companies including GreenLeaf Auto Recyclers LLC, where he served as co-chairman.  Mr. Bashour is a Trustee of the Alcuin School in Dallas, Texas and serves on the executive committee of the Duke University Annual Fund.  Mr. Bashour brings business strategy consulting, capital markets and private equity experience to our board.

Charles J. Hey, who rejoined our board in October 2011, previously served as one of our directors from June 2010 to May 2011.  Mr. Hey, who has been in the business of operating school bus contracts since 1962, currently serves as Chairman of the Board of School Bus, Inc., a transportation company.  For a five-year period in the 1990’s, Mr. Hey was a co-owner of Jasper State Bank.  Mr. Hey co-owns DHW and has interests in certain of our restaurant leases.  See “Certain Relationships and Related Transactions.”  Mr. Hey brings business and banking experience to our board.

Joel C. Longtin became one of our directors in October 2009.  He served as Chairman of the Board of Granite City from March 2010 through May 2011.  Since January 2004, Mr. Longtin has been the President and Chief Executive Officer of JKL Enterprises, Inc. and Longtin Leasing, LLC, both of which are office equipment distribution and leasing companies.  Mr. Longtin served as president of First American Bank in Sioux City, Iowa from November 2001 to January 2004.  From 1990 to 2001, Mr. Longtin was the President of Mr. Gatti’s, L.P. and Pizza Ranch, Inc.  At that time, both of these entities were franchisors operating approximately 350 and 90 restaurants, respectively.  Since 2007, Mr. Longtin has been a partner in the private equity firms of Harmony Equity Income Fund, L.L.C. and Harmony Equity Income Fund II, L.L.C.  Mr. Longtin brings executive management experience in banking, restaurant and franchising industries to our board.

Louis M. Mucci joined our board in May 2011.  From February 2007 until June 2009, Mr. Mucci was a senior advisor to SMH Capital Corp., an investment banking group, a company with shares registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Mr. Mucci has served on the board of directors of Build-A-Bear Workshop, Inc. since November 2004.  Mr. Mucci is also the “audit committee financial expert” at Build-A-Bear and serves as Audit Committee Chairman and a member of the Corporate Governance and Nominating Committee.  He held the position of Chief Financial Officer at BJ’s Restaurants, Inc., a public company, and served on that company’s board of directors from May 2002 until September 2005.  Mr. Mucci also served as an advisor to the board of directors of BJ’s Restaurants through December 2008.  He retired from PricewaterhouseCoopers, LLP in 2001 after 25 years as a partner with the firm.  Mr. Mucci’s most recent position at PricewaterhouseCoopers was Chairman of the West Coast Retail Group.  In this role, he served on the firm’s National Retail Executive Committee.  He was also the firm’s National Restaurant leader.  Mr. Mucci had also served as the West Coast Personnel and Business Development partner.  He led several quality control reviews of various offices within PricewaterhouseCoopers and has extensive securities experience, including initial public offerings, registration statements and other filings, and correspondence and dialog with the SEC.  He also has significant litigation support experience in acting as an accounting expert witness for his clients.  Mr. Mucci is a member of the American Institute of Certified Public Accountants, Charter Global Management Accountant, and the California State Society of Certified Public Accountants.  Mr. Mucci obtained extensive financial and accounting expertise while serving as a partner of an independent accounting firm.  During his tenure as Chief Financial Officer of BJ’s Restaurants, he gained additional financial and accounting expertise in addition to store operations, human resources, workers compensation, insurance, corporate administration, and strategic planning experience.  Mr. Mucci brings extensive financial expertise to our board and qualifies as an “audit committee financial expert” as such term is defined under applicable SEC rules. In addition, given his experience with other consumer-focused businesses, Mr. Mucci provides valuable insights and perspectives regarding financing and operations to our board.

Michael S. Rawlings, who joined our board in May 2011, is a founding partner of CIC Partners and its current Vice-Chairman, and has been with the firm since 2004.  In June 2011, Mr. Rawlings was elected mayor of Dallas, Texas.  From 1997 to 2003, Mr. Rawlings was President of Pizza Hut, Inc.  Before joining Pizza Hut, he was Chief Executive Officer of DDB Needham Dallas Group (formerly Tracy-Locke), the largest marketing communications agency in the Southwest, whose clients have included Frito-Lay, Pepsi, GTE and American Airlines.  Mr. Rawlings currently serves as a director of TM Restaurant Holdings (doing business as Taco Mac).  He is the former Chairman of the Board of Legends Hospitality Management, LLC and a former director of Buffet Partners, Main Street Restaurant Group, Inc., Quiznos, and Signstorey, Inc.  Mr. Rawlings formerly served as the City of Dallas Park and Recreation Board President and as Dallas’ Homeless Czar and Chairman for the Dallas Convention & Visitors Bureau.  In addition, he is on the Board of Trustees at Jesuit College Preparatory and has been an active lecturer at many universities, as well as an adjunct professor at Southern Methodist

University.  Mr. Rawlings brings restaurant operations and leadership, marketing and communications and private equity experience to our board.

Michael H. Staenberg, who joined our board in May 2011, has been the President of Staenberg Group, Inc., doing business as The Staenberg Group, since he founded the company in December 2012.  Mr. Staenberg also served as the President of THF Realty, a company he co-founded, from September 1991 to December 2012.  Both companies are leasing, development, and real estate management companies.  THF Realty currently has over 22 million square feet of property and retail shopping centers under management. Mr. Staenberg has served as the developer of more than 100 shopping centers in over 25 states. Prior to co-founding THF Realty, Mr. Staenberg was employed as a real estate broker and served as Senior Vice President and Director of Real Estate for Leo Eisenberg Company, a national real estate development company, from 1981 to 1990. Mr. Staenberg has served on the Advisory Board of Directors of US Bank, N.A. since March 2011. Mr. Staenberg is involved with a variety of organizations, including Center for Contemporary Arts, Variety Club, St. Louis Zoo Foundation, Regional Business Council-Executives for Regional Growth and Civic Change, Jewish Community Center of St. Louis and American Society for Technion-Israel Institute of Technology and Holocaust Museum. In addition, he has been a member of the International Council of Shopping Centers since 1976 and the Metropolitan St. Louis Board of Realtors since 1984. Mr. Staenberg brings extensive real estate leasing, development and management experience to our board.

Our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of our Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports.  To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors.  Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K.  Our Code of Business Conduct and Ethics is posted on our internet website at www.gcfb.net and is available, free of charge, upon written request to our Corporate Secretary at 701 Xenia Avenue South, Suite 120, Minneapolis, MN 55416.  We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.gcfb.net.

Audit Committee Matters

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Each member of our audit committee is independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market and Exchange Act Rule 10A-3.  Further, no member of our audit committee participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years.  The membership of our audit committee is set forth above under the caption “Our Directors.”  In addition, our board of directors has determined that Mr. Mucci is an audit committee financial expert as such term is defined by Item 407(d)(5) of Regulation S-K.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2013 and 2012.  Mr. Doran, who also serves as a director, received no additional compensation for his board service.

Name and Principal Position	Fiscal Year	Salary ($)(a)	Bonus ($)	Stock Awards ($)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)	Total ($)
Robert J. Doran	2013	361,827	0	0	0	95,000	53,941	510,768
Chief Executive Officer	2012	355,000	30,000	0	0	140,891	65,115	591,006
Dean S. Oakey	2013	305,769	0	0	0	71,250	24,120	401,139
Chief Development Officer	2012	300,000	67,000	0	0	119,063	27,864	513,927
James G. Gilbertson	2013	244,615	0	0	36,193	57,000	7,650	345,458
Chief Financial Officer	2012	225,000	35,000	0	0	89,297	4,200	353,497
Steven J. Wagenheim (e)	2013	155,769	50,000	0	0	0	258,960	464,729
Former Founder	2012	300,000	0	0	0	111,125	7,655	418,780

(a)                                 As of January 1, 2014, our current executive officers had the following annual base salaries: Mr. Doran, $355,000; Mr. Oakey, $300,000; and Mr. Gilbertson, $240,000.

(b)                                 Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2013.  The company used a 23.5 percent forfeiture rate assumption in fiscal year 2013.

(c)                                  Further information regarding our non-equity incentive plan appears below in the subsection captioned “Components of Executive Officer Compensation.”

(d)                                 All other compensation for fiscal year 2013 was as follows:

Name	Living Expense Allowance	Auto Allowance	Insurance	Severance Payments	Total
Robert J. Doran	$20,779	$0	$33,162	$0	$53,941
Dean S. Oakey	24,120	0	0	0	24,120
James G. Gilbertson	0	7,650	0	0	7,650
Steven J. Wagenheim	0	5,700	0	253,260	258,960

(e)                                  Mr. Wagenheim, who formerly served as President and Founder of our company, served as our non-officer Founder from January 1, 2013 until his employment formally ended effective September 4, 2013.

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

Stock Option Awards.  The compensation committee grants stock options to our named executive officers to provide additional incentives to maximize our company’s share value, and to make equity ownership an important component of executive compensation.  Stock option award levels are determined based on market data, and vary based on an individual’s position within our company, time at our company, and contributions to our company’s performance.  Stock options are granted at the fair market value of our common stock on the date of grant, vest over time, and generally have a term of 10 years.

Annual Incentive Compensation.  Our named executive officers receive annual incentive compensation to reward achievement of our key financial performance goals in accordance with our non-equity incentive plan.  The annual key financial performance goal is EBITDA, which may be adjusted for one-time events as determined by the compensation committee, and is based on annual operating budgets established by management and submitted to our board of directors for review.  Annual incentive compensation is paid in cash upon verification of our company’s performance after audited financial results become available.  Our compensation committee can, at its discretion, recommend to the board that awards be adjusted based on the executive’s individual performance. The targeted amounts for annual incentive compensation are set at or above market level for the industry based on our benchmarking data.

Employment Agreements with Executive Officers

In December 2012, we entered into employment agreements with each of our current executive officers.  Each agreement is effective January 1, 2013 and provides for employment with the company through December 31, 2014 (the “Term”).  If, during the Term we terminate any of these executives without cause, or one of them should terminate his agreement for good reason, each as defined in the agreements, the terminated executive is entitled to severance benefits including one year of base salary and a partial performance bonus, if earned, through the date of termination.  If we terminate the employment of Mr. Doran without cause, we have also agreed to pay him his base salary through the remainder of the Term.

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

The agreements provide for an annual base salary, which may be increased by our board of directors.  The annual base salaries for such executives have been set as follows: Mr. Doran ($355,000), Mr. Oakey ($300,000), and Mr. Gilbertson ($240,000).  In addition, Messrs. Oakey and Gilbertson are eligible for an annual bonus of up to 50% of base salary based on achieving performance targets determined by our compensation committee, as well as participation in our company’s other employee benefit plans and expense reimbursement.  Mr. Doran is eligible to receive a bonus of up to $200,000 based on achieving performance targets determined by our compensation committee, as well as participation in our company’s other employee benefit plans and expense reimbursement.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.

In connection with his entry into his employment agreement, we also granted Mr. Gilbertson an option to purchase 20,000 shares of our common stock pursuant to the company’s Long-Term Incentive Plan on each of January 1, 2013 and January 1, 2014.

The three employment agreements described above replaced and superseded in full the former employment agreements that had been in place between our company and each executive.

Employment Agreement with Former Executive Officer

Steven J. Wagenheim, who formerly served as President and Founder of our company, commenced serving as our non-officer Founder pursuant to an employment agreement substantially similar to our employment agreements with Messrs. Doran, Oakey and Gilbertson, on January 1, 2013.  Mr. Wagenheim resigned from his position as a director of our company on August 16, 2013, and his employment with our company formally ended effective September 4, 2013.

On August 16, 2013, we entered into the Separation Agreement with Mr. Wagenheim.  Pursuant to the Separation Agreement, Mr. Wagenheim will receive payments aggregating $206,250, separate bonus payments aggregating $25,000, and payment of the company’s portion of medical (COBRA) premiums for 12 months (if eligible).  The Separation Agreement further provides that we will continue to pay for the lease of Mr. Wagenheim’s car through August 31, 2014.  In addition, the Separation Agreement made certain modifications to the scope of the non-competition provisions contained in Mr. Wagenheim’s amended and restated employment agreement, dated January 1, 2013.

As a result of his separation from the company, Mr. Wagenheim’s outstanding stock option for the purchase of 69,958 shares of common stock at $2.00 per share, which had already vested to the extent of two-thirds, became fully vested.  Furthermore, the requirement that Mr. Wagenheim exercise his stock options within three months of the end of his employment was eliminated. Mr. Wagenheim held the following stock options immediately following his separation from the company:

Shares Underlying Option	Exercise Price	Vesting Status	Expiration Date
8,333	$2.00	100%	10/24/2013
25,000	$2.00	100%	3/15/2015
16,666	$2.00	100%	2/22/2016
16,666	$2.00	100%	4/13/2017
12,500	$1.0752	100%	4/2/2019
75,000	$2.25	100%	5/26/2020
69,958	$2.00	100%	12/28/2020

Equity-Based Compensatory Arrangement of Concept Development Partners

Prior to the May 2011 closing of the CDP transaction, the members of CDP entered into an amended and restated limited liability company agreement.  This agreement was amended and restated in conjunction with CDP’s June 2012 investment in our company at which time CDP issued Class C units.  Under the agreement, Messrs. Doran and Oakey, as employee members, agreed to devote substantially all of their business time and efforts to CDP and our company for as long as they are employees of CDP or our company.  As consideration for the services to be rendered under such agreement, Messrs. Doran and Oakey became participants in a CDP profits interest plan pursuant to which they become vested over time in a portion of their equity interest in CDP.  Messrs. Doran and Oakey became vested in 33.1 percent of CDP Management’s Class B units in CDP on the May 2011 closing of the CDP transaction and an additional 22.3 percent of CDP management’s Class B units in CDP on the first anniversary of such closing.  Subject to continued employment, they become vested in an additional 22.3 percent of such Class B units on each of the second and third anniversaries of such closing.  They would become 100 percent vested in such profits interest in the event of a change in control of CDP or our company.  As a result, this profits interest, which can be depicted as set forth below, constitutes equity-based compensation paid by a third party for services rendered by Messrs. Doran and Oakey to our company.

As a consequence of these ownership interests and the vesting schedule applicable to the Class B units, the indirect increasing pecuniary interests of Messrs. Doran and Oakey in the shares of Granite City common stock held by CDP, including the shares of Granite City common stock issuable upon conversion of Granite City Series A Preferred held by CDP, is as follows:

Date	Class A Interest in CDP (#)	Class B Interest in CDP (#)	Class C Interest in CDP (#)	Total Units in CDP (#)	Total Percentage Interest in CDP (%)	Indirect Pecuniary Interest in Granite City Common Stock Held by CDP (#)
May 10, 2011	189.040	110.223	74.800	347.063	17.85	1,714,827
May 10, 2012	189.040	184.482	74.800	448.322	21.09	2,026,090
May 10, 2013	189.040	258.741	74.800	522.581	24.32	2,336,392
May 10, 2014	189.040	333.000	74.800	596.890	27.56	2,647,654

Each of Messrs. Doran and Oakey has a 50 percent interest in such securities since they are each 50 percent owners of CDP Management.  The information in the foregoing table assumes no change in CDP’s holdings of Granite City securities after March 11, 2014.  It further presents the Class C units in CDP, which were issued in June 2012, as if such securities had been issued as of May 10, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options held by our named executive officers as of December 31, 2013:

	Option Awards (a)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert J. Doran	0	0		N/A	N/A
Dean S. Oakey	0	0		N/A	N/A
James G. Gilbertson	29,166	0		2.00	11/29/2017
	12,500	0		1.0752	04/02/2019
	75,000	0		2.25	05/26/2020
	34,244	0		2.00	12/28/2020
	0	20,000	(b)	2.117	01/01/2023
Steven J. Wagenheim	25,000	0		2.00	03/15/2015
	16,666	0		2.00	02/22/2016
	16,666	0		2.00	04/13/2017
	12,500	0		1.0752	04/02/2019
	75,000	0		2.25	05/26/2020
	69,958	0		2.00	12/28/2020

(a)                                 Unless otherwise indicated, represents shares issuable upon the exercise of stock options granted under our Amended and Restated Equity Incentive Plan or our Long-Term Incentive Plan.

(b)                                 This option is exercisable for one-third of the shares purchasable thereunder on the first anniversary of the date of grant, two-thirds of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant.

Potential Payments upon Termination or Change in Control

Upon the termination of a named executive officer or change in control of the company, a named executive officer may be entitled to payments or the provision of other benefits, depending on the triggering event.

Named Executive Officers Currently Employed by Our Company

The potential payments for each named executive officer who is currently employed with our company were determined as part of the negotiation of each of their employment agreements, and the compensation committee believes that the potential payments for the triggering events are in line with current compensation trends.  The events that would trigger a current named executive officer’s entitlement to payments or other benefits upon termination or a change in control, and the value of the estimated payments and benefits, based on the annual base salaries in effect as of January 1, 2014, are described in the following table, assuming a termination date and, where applicable, a change in control date of December 31, 2013, and a stock price of $1.05 per share, which was the closing price of one share of our common stock on December 31, 2013.

Name and Benefits	Involuntary Termination without Cause, or Voluntary Termination for Good Reason, not upon a Change in Control	Change in Control		Involuntary Termination without Cause, or Voluntary Termination for Good Reason, within 12 months of Change in Control (a)		Voluntary Resignation following Change in Control (a)

Robert J. Doran
Severance	$355,000	$0		$532,500		$0
Acceleration of equity awards	0	163,413	(b)	163,413	(b)	163,413	(b)
COBRA continuation payments	13,017	0		13,017		0
Total	$368,017	$163,413		$708,930		$163,413

Dean S. Oakey
Severance	$300,000	$0		$300,000		$0
Acceleration of equity awards	0	163,413	(b)	163,413	(b)	163,413	(b)
COBRA continuation payments	13,017	0		13,017		0
Total:	$313,017	$163,413		$476,430		$163,413

James G. Gilbertson
Severance	$240,000	$0		$360,000		$0
Acceleration of equity awards	0	0		0		0
COBRA continuation payments	13,017	0		13,017		0
Total:	$253,017	$0		$373,017		$0

(a)                                 Our Amended and Restated Equity Incentive Plan and our Long-Term Incentive Plan provide that, unless otherwise provided by our compensation committee in an award agreement, involuntary termination of any optionee in connection with a change in control will cause the immediate vesting of any unvested stock options then held by the optionee.

(b)                                 Under CDP’s amended and restated limited liability company agreement, Messrs. Doran and Oakey would receive acceleration of their Class B units in CDP upon a change in control of Granite City, as defined in such agreement. Each of Messrs. Doran and Oakey has a 50 percent interest in such securities. Upon a change in control, the unvested indirect interest of each of Messrs. Doran and Oakey in the Granite City securities held by CDP would accelerate.

Upon an involuntary termination without cause of Mr. Doran, he also would be entitled to receive base salary through the end of his applicable employment agreement term.  Because the amount of such base salary is indeterminable, it is not included in the amounts set forth above.

Named Executive Officer Formerly Employed by Our Company

The amounts actually paid or payable to Mr. Wagenheim, the named executive officer who resigned from his position as a director of our company on August 16, 2013, and whose employment formally ended effective September 4, 2013, are set forth in the following table.

Steven J. Wagenheim
Severance	$231,250
Acceleration of equity awards	5,433
COBRA continuation payments	9,112
Car allowance	7,465
Total	$253,260

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

•                  Upon initially joining the board, each non-employee director receives a stock option to purchase common stock valued at $10,000 at an exercise price equal to the per share fair market value on the date of grant, which award is reduced and pro-rated on the basis of a 360-day year if such director is elected to the board at a time other than May 10th, and, on May 10th of each year, each non-employee director then serving on the board receives a stock option to purchase common stock valued at $10,000 at an exercise price equal to the per share fair market value on the date of grant.  Initial and annual awards are subject to the following additional terms:  (a) the option vests on the first anniversary of the date of grant, provided that the award recipient is then serving as a director, and (b) the option has a term of ten years.  Pursuant to this policy, each non-employee director was awarded a stock option for the purchase of 4,950 shares of common stock on May 10, 2013.

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

•                  The chairperson of the compensation committee receives a $10,000 annual retainer, payable in quarterly installments.

Director Compensation Table

Compensation of our non-employee directors during fiscal year 2013 appears in the following table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)	All Other Compensation ($)	Total ($)
Fouad Z. Bashour	$30,000	$8,494	$0	$38,494
Charles J. Hey	$15,000	$8,494	$0	$23,494
Joel C. Longtin	$25,000	$8,494	$0	$33,494
Louis M. Mucci	$30,000	$8,494	$0	$38,494
Michael S. Rawlings	$15,000	$8,494	$0	$23,494
Michael H. Staenberg	$15,000	$8,494	$0	$23,494

(a)                                 Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The assumptions made in the valuation are those set forth in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2013.  The company used a 23.5 percent forfeiture rate assumption in fiscal year 2013.

Our non-employee directors held the following unexercised options at fiscal year-end 2013. Unless otherwise noted below, each such option is exercisable in full on the first anniversary of the date of grant.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Fouad Z. Bashour	3,000	0	3.55	06/14/2021
	4,525	0	2.21	05/10/2022
	0	4,950	2.02	05/10/2023
Charles J. Hey	5,000	0	3.3501	05/10/2016
	4,525	0	2.21	05/10/2022
	0	4,950	2.02	05/10/2023
Joel C. Longtin	5,000	0	1.82	10/05/2020
	25,000	0	3.49	03/17/2021
	3,000	0	3.55	06/14/2021
	5,000	0	2.10	10/05/2021
	4,525	0	2.21	05/10/2022
	0	4,950	2.02	05/10/2023
Louis M. Mucci	3,000	0	3.55	06/14/2021
	4,525	0	2.21	05/10/2022
	0	4,950	2.02	05/10/2023
Michael S. Rawlings	3,000	0	3.55	06/14/2021
	4,525	0	2.21	05/10/2022
	0	4,950	2.02	05/10/2023
Michael H. Staenberg	3,000	0	3.55	06/14/2021
	4,525	0	2.21	05/10/2022
	0	4,950	2.02	05/10/2023

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth certain information known to us regarding beneficial ownership of our voting securities as of March 11, 2014, by (1) each person who is known to us to own beneficially more than five percent of any class of our voting securities, (2) each director, (3) each executive officer named in the summary compensation table above, and (4) all current directors and executive officers as a group.  The percentage of beneficial ownership is based on 8,307,649 shares of common stock and 3,000,000 shares of Series A Preferred outstanding as of March 11, 2014.  As indicated in the footnotes, shares issuable pursuant to derivative securities are deemed outstanding for computing the percentage of the person holding such derivative securities but are not deemed outstanding for computing the percentage of any other person.  Except as otherwise noted below or pursuant to applicable community property laws, each person identified below has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security.  Except as otherwise noted below, we know of no agreements among our shareholders that relate to voting or investment power with respect to our voting securities.

Name and Address of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership (a)		Percentage of Class (a)
Common Stock
Concept Development Partners LLC	11,273,539	(b)	78.8%
Charles J. Hey	1,681,141	(c)	20.2%
DHW Leasing, L.L.C.	1,666,666	(d)	20.1%
Steven J. Wagenheim	314,489	(e)	3.7%
Michael H. Staenberg	189,975	(f)(g)	2.2%
James G. Gilbertson	165,076	(h)	2.0%
Joel C. Longtin	115,280	(i)	1.4%
Fouad Z. Bashour	12,475	(f)(j)	*
Louis M. Mucci	12,475	(f)(j)	*
Michael S. Rawlings	12,475	(f)(j)	*
Robert J. Doran	0	(f)	0%
Dean S. Oakey	0	(f)	0%
All current directors and executive officers as a group (10 persons)	2,206,566	(k)	25.2%

Series A Convertible Preferred Stock
Concept Development Partners LLC	3,000,000	(l)	100%
Charles J. Hey	0		0%
Steven J. Wagenheim	0		0%
Michael S. Staenberg	0	(m)	0%
James G. Gilbertson	0		0%
Joel C. Longtin	0		0%
Fouad Z. Bashour	0	(m)	0%
Louis M. Mucci	0	(m)	0%
Michael S. Rawlings	0	(m)	0%
Robert J. Doran	0	(m)	0%
Dean S. Oakey	0	(m)	0%
All current directors and executive officers as a group (10 persons)	0	(n)	0%

*  Represents less than one percent.

(a)                                 Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities.  Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 11, 2014.  Unless otherwise indicated, the address for each listed shareholder is c/o Granite City Food & Brewery Ltd., 701 Xenia Avenue South, Suite 120, Minneapolis, Minnesota 55416.

(b)                                 As set forth in the Schedule 13D filed on July 9, 2012 by Concept Development Partners LLC, a Delaware limited liability company (“CDP”), CIC Partners Firm LP, a Delaware limited partnership (“CIC Partners”), CIC II LP, a Delaware limited partnership (“CIC Fund II”), CIC II GP LLC, a Delaware limited liability company (“CIC II GP”), CDP-ME Holdings, LLC, a Delaware limited liability company (“CDP-ME”), and CDP Management Partners, LLC, a Delaware limited liability company (“CDP Management”) (collectively, the “Reporting Persons”).  CDP is a limited liability company organized under the laws of the State of Delaware and is primarily in the business of investing in the restaurant industry.  CDP’s board of directors consists of Fouad Z. Bashour, Michael S. Rawlings,

Dean S. Oakey and Robert J. Doran.  CDP is minority owned by CDP-ME and CDP Management.  Both CDP-ME and CDP Management are investment companies jointly owned and managed by Messrs. Oakey and Doran.  The present principal occupation of Mr. Oakey is Chief Concept Officer of Granite City, and the present principal occupation of Mr. Doran is Chief Executive Officer of Granite City.  Each of CDP, CDP-ME and CDP Management has a principal place of business at 5724 Calpine Drive, Malibu, California 90265.  CDP is majority owned by CIC CDP LLC, a Delaware limited liability company (“CIC CDP LLC”), which is itself a wholly-owned subsidiary of CIC Fund II.  CIC Fund II is an investment fund managed by its general partner, CIC II GP, and ultimately owned and controlled by CIC Partners, a mid-market private equity firm headquartered in Dallas, Texas.  The principal business of CIC CDP LLC is the investment in Granite City.  The principal business of CIC Fund II is to be an investment fund in CIC Partners, and the principal business of CIC II GP is to act as the general partner of CIC Fund II.  CIC Partners is jointly owned and managed by Marshall Payne, Drew Johnson, Michael S. Rawlings, Fouad Z. Bashour and James C. Smith.  The present principal occupation of Messrs. Payne, Johnson, Rawlings, Bashour and Smith is serving as a director of CIC Partners, and together with CIC Partners, CIC Fund II and CIC II GP, each have a principal place of business at 500 Crescent Court, Suite 250, Dallas, Texas 75201.  Messrs. Payne, Johnson, Rawlings, Bashour, Oakey and Doran, as well as CIC Partners, CIC Fund II, CIC II GP, CDP-ME and CDP Management disclaim beneficial ownership of such securities.  Represents beneficial ownership of 11,273,539 shares of common stock, including 6,000,000 shares of common stock issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 3,606,873 shares of common stock, and 1,666,666 shares of common stock over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW Leasing, L.L.C. (“DHW”), dated May 10, 2011.  The Reporting Persons have shared voting power over all of the reported shares and shared dispositive power over 9,606,873 shares of common stock.  Prior to conversion, the holder of our Series A Preferred has 0.77922 votes per preferred share and votes with the holders of our common stock as a single class, except on matters adversely affecting the holder of our Series A Preferred as a class.

(c)                                  Includes 14,475 shares of common stock purchasable by Mr. Hey upon the exercise of options.  Because Mr. Hey may be deemed to be an indirect beneficial owner of the shares of common stock held by DHW, the number of shares of common stock reported herein as beneficially owned by Mr. Hey also includes the 1,666,666 shares of common stock beneficially owned by DHW.

(d)                                 DHW retains the right to dispose of such shares of common stock; however, it has granted an irrevocable proxy to vote such shares of common stock to CDP.  DHW’s address is 230 S. Phillips Avenue, Suite 202, Sioux Falls, SD 57104.

(e)                                  Includes 215,790 shares of common stock purchasable by Mr. Wagenheim upon the exercise of options.  Because Mr. Wagenheim may be deemed to be an indirect beneficial owner of the securities held by Brewing Ventures LLC, the number of shares of common stock reported herein as beneficially owned by Mr. Wagenheim also includes 83,125 shares of common stock beneficially owned by Brewing Ventures LLC.

(f)                                   The number of shares of common stock reported herein as beneficially owned by Messrs. Bashour, Doran, Mucci, Oakey, Rawlings and Staenberg excludes the 11,273,539 shares of common stock beneficially owned by CDP.  Messrs. Bashour, Doran, Mucci, Oakey, Rawlings and Staenberg disclaim beneficial ownership of such securities.  Messrs. Bashour, Doran, Oakey and Rawlings, together with another individual, are managers of CDP.  Since a majority of managers of CDP is required to vote or dispose of any shares of our stock, none of such individuals is deemed a beneficial owner of the common stock beneficially owned by CDP.  Messrs. Mucci and Staenberg are non-controlling investors in one or more of the funds invested in CDP.

(g)                                  Includes 14,975 shares of common stock purchasable by Mr. Staenberg upon the exercise of options and 175,000 shares of common stock purchasable by Mr. Staenberg, Trustee of the MHS Trust dated

January 13, 1986, upon the exercise of a warrant.  Excludes 2,000 shares of Redeemable Preferred Stock held by Mr. Staenberg, Trustee of the MHS Trust dated January 13, 1986, as such securities have no voting rights and are not convertible into shares of common stock.

(h)                                 Includes 157,576 shares of common stock purchasable by Mr. Gilbertson upon the exercise of options.

(i)                                     Includes 47,475 shares of common stock purchasable by Mr. Longtin upon the exercise of options and 18,516 shares of common stock held by Mr. Longtin’s spouse’s IRA.

(j)                                    Represents shares of common stock purchasable upon the exercise of options.

(k)                                 Includes 289,179 shares of common stock purchasable upon the exercise of options and 175,000 shares of common stock purchasable by Mr. Staenberg, Trustee of the MHS Trust dated January 13, 1986, upon the exercise of warrants.  Also includes shares of common stock beneficially owned by Mr. Longtin’s spouse’s IRA.  Excludes shares of common stock beneficially owned by CDP.

(l)                                     CDP’s address is 5724 Calpine Drive, Malibu, CA 90265.

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

(n)                                 Excludes shares of Series A Preferred held by CDP.

Equity Compensation Plan Information

The following table provides information as of the end of fiscal year 2013 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of warrants and rights (a)		Weighted-average exercise price of outstanding warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,042,391		$2.29	195,650	(1)
Equity compensation plans not approved by security holders	607,148	(2)	$1.65	0
Total	1,649,539		$2.05	195,650

(1)                                 Represents 195,650 shares remaining available for future issuance under our Long-Term Incentive Plan.

(2)                                 Represents (a) an aggregate of 203,816 shares of common stock underlying five-year warrants exercisable at a weighted average per-share price of $1.94 issued between February 7, 2009 and May 11, 2011 to certain of our landlords; (b) an aggregate of 53,332 shares of common stock underlying five-year warrants exercisable at $1.52 per share issued to a bridge lender of which a former director is a member and in which such former director has a beneficial interest on March 30, 2009; and (c) 350,000 shares of common stock underlying five-year warrants exercisable at $1.50 per share issued to the holder of our Redeemable Preferred Stock, an entity controlled by one of our directors.

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

Transactions with CDP

In May 2011, we completed a preferred stock financing transaction with CDP whereby we issued $9.0 million of newly issued Series A Preferred to CDP, entered into a $10.0 million credit agreement with the Bank providing for senior credit facilities, repurchased 3,000,000 shares of common stock from DHW for approximately $7.1 million, and purchased real property in Troy, Michigan from DHW for approximately $2.6 million. DHW beneficially owned a majority of our common stock from October 2009 to May 2011.  As a result of its purchase of Series A Preferred and its contemporaneous entry into a shareholder and voting agreement with DHW, CDP acquired a controlling interest in our company.  Under such shareholder and voting agreement and related irrevocable proxy, CDP has the right to nominate five members of our board, DHW has the right to nominate two members of our board, and CDP has voting power over DHW’s shares.  CDP and DHW have also agreed to vote for each others’ nominees.  As of March 11, 2014, CDP beneficially owned approximately 78.8% of our common stock.  CDP is majority-owned by an affiliate of CIC Partners’ fund, CIC II LP, and CDP Management Partners, LLC (“CDP Management”).  CIC Partners is a mid-market private equity firm based in Dallas, Texas.

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

Transaction with MHS Trust

On December 2, 2013, we entered into a Securities Purchase Agreement with MHS Trust, pursuant to which we agreed to sell 2,000 shares of Redeemable Preferred Stock, par value $0.01 per share, and a warrant to purchase up to 350,000 shares of common stock, for an aggregate purchase price of $2.0 million.  MHS Trust is controlled by Michael H. Staenberg, one of our directors.

The Redeemable Preferred Stock, which has a stated value of $1,000 per share, is non-voting and non-convertible.  The holder of the Redeemable Preferred Stock is entitled to receive cumulative dividends, out of funds legally available therefor, at a rate of 11% per year, before any dividend or distribution in cash or other property on our common stock, or any other class or series of our stock may be declared or paid or set apart for payment.  Dividends are payable on March 31, June 30, September 30 and December 31 of each year until the Redeemable Preferred Stock is redeemed in full or is otherwise no longer outstanding.  If we are unable to pay a dividend on a dividend payment date, the dividend shall be cumulative and shall accrue from and after the date of original issuance thereof, whether or not declared by our Board of Directors. Accrued dividends will bear interest at the rate of 11% per year. We may not declare a cash dividend on any other class or series of stock ranking junior to the Redeemable Preferred Stock as to dividends in respect of any dividend period unless there shall also be or have been declared and paid on the Redeemable Preferred Stock accrued, unpaid dividends for all quarterly periods coinciding with or ending before such quarterly period, ratably in proportion to the respective annual dividend rates fixed therefor.  Notwithstanding the foregoing, we may not pay any cash dividends unless the following conditions are satisfied, in each case, both before and after giving effect to the payment of such cash dividend:  (1) no default or event of default shall have occurred and be continuing Credit Agreement, and (2) we shall be in pro forma compliance with the covenants set forth in the Credit Agreement.  In the event of an involuntary or voluntary liquidation or dissolution of our company, the holder of the Redeemable Preferred Stock will be entitled to receive out of our assets an amount per share equal to the stated value, plus dividends unpaid and accumulated or accrued thereon, and any interest due thereon. In the event of either an involuntary or a voluntary liquidation or dissolution of our company, payment shall be made to the holder of the Redeemable Preferred Stock before any payment shall be made or any assets distributed to the holders of Series A Preferred, common stock, or any other class of shares of our company with respect to payment upon dissolution or liquidation.  We must redeem the Redeemable Preferred Stock for cash, out of any source of funds legally available therefor, at a redemption price equal to 100% of the stated value per share being redeemed, plus dividends unpaid and accumulated or accrued thereon, and any interest due thereon (1) at September 1, 2018, provided no default or event of default under the Credit Agreement exists or would result therefrom, (2) if we exceed a senior loan maximum of $37 million, or (3) if refinancing extends the maturity date of our senior loans beyond May 31, 2018. Failure to redeem in the event of clause (2) or (3) would increase the dividend rate to 18% per year.  The Redeemable Preferred Stock also is redeemable at our option and upon a change in control of our company.

On December 4, 2013, under the Securities Purchase Agreement described above, we issued 2,000 shares of Redeemable Preferred Stock and a warrant to purchase 350,000 shares of common stock to MHS Trust. We obtained gross proceeds of $2.0 million in cash at the closing. The net proceeds of the financing will be used to construct new restaurants.

Relationship with DHW

As of March 11, 2014, DHW, an entity controlled by the estate of Donald A. Dunham, Jr. and Charles J. Hey, who is one of our directors, beneficially owned approximately 20.1% of our common stock.  Under the above-referenced shareholder and voting agreement and irrevocable proxy between CDP and DHW, CDP has the right to nominate five members of our board, DHW has the right to nominate two members of our board, and CDP has voting power over DHW’s shares.  CDP and DHW have also agreed to vote for each others’ nominees.  DHW also has the right to appoint three observers to our board of directors.

Except in limited circumstances, DHW may not sell or dispose of our shares until December 31, 2015.  We have a right of first refusal to purchase any shares which DHW may determine to sell prior to the later of May 2016, or the date on which DHW has repaid in full its current obligations to its banks.  Under the right of first refusal, DHW is obligated to give us written notice of such intent and we must exercise our right to purchase such shares within seven business days following a receipt of such notice, on the same terms.  The purchase price for shares to be purchased in a non-public transaction will be the per share price set forth in DHW’s written notice, which will be a bona fide arms-length price with a third party or, if DHW proposes to sell such shares in the public market, the purchase price will be the closing price of our common stock on the date of the notice.  If we do not elect to purchase all of the common stock contained in DHW’s offer notice, CDP shall have the right to purchase all or the remainder of the common stock on the terms set forth in DHW’s notice.

Real Estate Interests of Other Directors

As of March 11, 2014, Mr. Hey owned limited partnership interests in four of the limited partnerships that lease real estate to our company.  In addition, as of March 11, 2014, Joel C. Longtin, one of our other directors, owned a limited partnership interest in one limited partnership that leases real estate to our company.  Such interests are shown in the table below.

	Location/Address	Owner/ Landlord Name	Hey Percentage	Longtin Percentage	Annual Base Rent
1	Granite City—Lincoln, NE 6150 “O” Street, Lincoln, NE	GC Lincoln LP	13.5%	0%	$105,200	(1)
2	Granite City—Zona Rosa, MO 8461 Prairie View Road, Kansas City, MO	GC Holdings LP	6.26%	4.17%	$298,200
3	Granite City—Omaha, NE 1001 N. 102nd Street, Omaha, NE	GC Omaha LP	7.5%	0%	$190,000	(1)
4	Granite City—East Peoria, IL 230 Conference Center Drive, E. Peoria, IL	GC Peoria, L.L.C.	(2)	0%	$515,130

(1)                                 Rent due to the land lease landlord is generally paid by our company directly to the land lease landlord.  These amounts are not included in the annual base rent presented herein.

(2)                                 Peoria Holdings, LP owns 50% of GC Peoria, LLC.  Mr. Hey owns a 6.43% limited partnership interest in Peoria Holdings, LP.

Employment Agreements

The terms of the employment agreements between our company and our executive officers are set forth in the Executive Compensation section of this Form 10-K in the narrative following the Summary Compensation Table.

Director Independence

Our board is comprised of a majority of “independent” directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market.  In this regard, our board has affirmatively determined that Messrs. Bashour, Longtin, Mucci, Rawlings and Staenberg are independent directors under that rule.  Our board determined that the indirect pecuniary interests of Messrs. Bashour, Mucci, Rawlings and Staenberg in CDP, our controlling shareholder, Mr. Staenberg’s indirect pecuniary interest in the Redeemable Preferred Stock held by Michael H. Staenberg, Trustee of the MHS Trust dated January 13, 1986, the stock option for the purchase of 25,000 shares of our common stock issued to Mr. Staenberg in consideration of his board service on February 2014, and Mr. Longtin’s ownership interest in GC Holdings LP did not prevent it from reaching a determination that Messrs. Bashour, Mucci, Rawlings, Staenberg and Longtin are independent.  Mr. Hey, co-owner of DHW, and Mr. Doran, our Chief Executive Officer, are not independent directors.

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

Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. for the audit of our company’s annual financial statements for the fiscal years 2013 and 2012, as well as fees billed for other services rendered during those periods.

	Year Ended
	December 31, 2013	December 25, 2012

Audit fees (a)	$126,280	$121,942
Audit-related fees (b)	16,300	17,682
Tax fees (c)	41,232	52,459
Total Fees	$183,812	$192,083

(a)                                 Audit fees primarily include the audit of our company’s financial statements and review of financial statements included in our company’s quarterly reports.

(b)                                 Audit-related fees primarily include the audit of our company’s 401(k) plan.

(c)                                  Tax fees primarily included the preparation of federal and state income tax returns for the tax year ended 2012.  Additional costs in 2012 relate to new state filings requirements associated with the acquisition of the assets of Cadillac Ranch and calculation of net operating loss carryforwards due to the change in control occurring in May 2011.

Our audit committee reviewed the audit and non-audit services rendered by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. during fiscal year 2013 and concluded that such services were compatible with maintaining the auditor’s independence.

Pre-Approval Policies and Procedures

The Audit Committee Charter requires our audit committee’s pre-approval of all audit and permitted non-audit services to be performed for our company by the independent registered public accounting firm.  In determining whether proposed services are permissible, our audit committee considers whether the provision of such services is compatible with maintaining auditor independence.  As part of its consideration of proposed services, our audit committee may consult with management as part of the decision making process, but may not delegate this authority to management.  Pursuant to a delegation of authority from our audit committee, the chair of our audit committee may pre-approve such audit or permitted non-audit services.  If the chair approves any such services, any such approvals are presented to the full audit committee at the next scheduled audit committee meeting.  All of the services performed by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. during fiscal year 2013 were pre-approved by our audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                 See Index to Consolidated Financial Statements on page F-1 and Index to Exhibits on page E-1.

(b)                                 See Index to Exhibits on page E-1.

(c)                                  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Doran	Chief Executive Officer and Director
Robert J. Doran	(Principal Executive Officer)	March 19, 2014

/s/ James G. Gilbertson	Chief Financial Officer
James G. Gilbertson	(Principal Financial Officer and Principal Accounting Officer)	March 19, 2014

/s/ Fouad Z. Bashour	Chairman
Fouad Z. Bashour		March 19, 2014

/s/ Charles J. Hey	Director
Charles J. Hey		March 19, 2014

/s/ Joel C. Longtin	Director
Joel C. Longtin		March 19, 2014

/s/ Louis M. Mucci	Director
Louis M. Mucci		March 19, 2014

Director
Michael S. Rawlings

/s/ Michael H. Staenberg	Director
Michael H. Staenberg		March 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Granite City Food & Brewery Ltd.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Granite City Food & Brewery Ltd. (the “Company”) as of December 31, 2013 and December 25, 2012, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Granite City Food & Brewery Ltd. as of December 31, 2013 and December 25, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer Ltd.

Minneapolis, Minnesota
March 19, 2014

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 25, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$2,677,090	$2,566,034
Inventory	1,816,487	1,488,225
Prepaids and other	2,043,345	1,851,264
Total current assets	6,536,922	5,905,523
Prepaid rent, net of current portion	88,406	134,239
Property and equipment, net	52,237,237	62,611,374
Intangible and other assets, net	7,906,051	3,115,649
Total assets	$66,768,616	$71,766,785
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$5,732,394	$3,161,067
Accrued expenses	8,598,558	8,580,588
Deferred rent, current portion	999,566	709,131
Long-term debt, current portion	980,109	1,346,030
Capital lease obligations, current portion	1,091,643	1,014,430
Total current liabilities	17,402,270	14,811,246
Deferred rent, net of current portion	4,449,803	4,032,159
Other liabilities - interest rate swap	128,557	—
Line of credit	—	8,000,000
Long-term debt, net of current portion	19,906,365	9,431,353
Capital lease obligations, net of current portion	24,887,558	33,983,725
Total liabilities	66,774,553	70,258,483
Commitments and contingencies:
Redeemable preferred stock, $0.01 par value, 2,000 shares outstanding	1,784,887	—
Shareholders’ (deficit) equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Convertible preferred stock, 3,000,000 shares issued and outstanding	30,000	30,000
Common stock, $0.01 par value, 90,000,000 shares authorized; 8,307,649 and 8,051,712 shares issued and outstanding at 12/31/13 and 12/25/12, respectively	83,076	80,517
Additional paid-in capital	81,552,313	80,593,601
Stock dividends distributable	—	457
Retained deficit	(83,456,213)	(79,196,273)
Total shareholders’ (deficit) equity	(1,790,824)	1,508,302
Total liabilities and shareholders’ (deficit) equity	$66,768,616	$71,766,785

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	53 Weeks Ended	52 Weeks Ended
	December 31, 2013	December 25, 2012

Restaurant revenue	$134,163,349	$120,931,643

Cost of sales:
Food, beverage and retail	36,977,798	32,723,253
Labor	43,761,162	39,816,861
Direct restaurant operating	21,085,533	18,162,626
Occupancy	11,147,131	9,999,277
Cost of sales and occupancy	112,971,624	100,702,017

General and administrative	9,451,655	9,714,095
Depreciation and amortization	8,041,632	7,405,705
Pre-opening	1,651,235	1,043,199
Acquisition costs	359,378	713,336
Loss on disposal of assets	661,445	482,508
Exit or disposal activities	(424,443)	64,839
Total costs and expenses	132,712,526	120,125,699
Operating income	1,450,823	805,944

Interest:
Income	2,624	1,757
Expense on capital leases	(3,648,328)	(3,758,039)
Other expense	(1,255,059)	(1,155,143)
Net interest expense	(4,900,763)	(4,911,425)

Net loss	$(3,449,940)	$(4,105,481)

Loss per common share, basic	$(0.52)	$(0.77)

Weighted average shares outstanding, basic	8,172,457	6,417,488

 The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

					Stock	Stock
	Preferred Stock		Common Stock		Dividend	Dividend	Additional Paid-in		Shareholders’
	Share	Amount	Shares	Amount	Payable	Distributable	Capital	Accumulated Deficit	(Deficit) Equity
Balance at December 27, 2011	3,000,000	$30,000	4,687,582	$46,876	43,679	$437	$73,366,527	$(74,280,792)	$(836,952)

Compensation expense on options							309,829		309,829
Common stock issued upon exercise of options			56,876	568			103,980		104,548
Dividends declared on preferred stock			182,254	1,823	(43,679)	(437)	302,356	(607,500)	(303,758)
Stock dividends distributable					45,731	457	100,795	(202,500)	(101,248)
Common stock issued, net of issuance cost			3,125,000	31,250			6,410,114		6,441,364
Net loss								(4,105,481)	(4,105,481)
Balance at December 25, 2012	3,000,000	30,000	8,051,712	80,517	45,731	457	80,593,601	(79,196,273)	1,508,302

Compensation expense on options							181,917		181,917
Fair value of warrants issued with redeemable preferred stock							215,113		215,113
Common stock issued upon exercise of options			5,747	57			6,697		6,754
Decrease in deferred registration costs							152,034		152,034
Dividends paid on preferred stock			250,190	2,502	(45,731)	(457)	402,951	(810,000)	(405,004)
Net loss								(3,449,940)	(3,449,940)
Balance at December 31, 2013	3,000,000	$30,000	8,307,649	$83,076	—	$—	$81,552,313	$(83,456,213)	$(1,790,824)

The accompanying notes are an integral part of the consolidated financial statements.

GRANITE CITY FOOD & BREWERY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	53 Weeks Ended	52 Weeks Ended
	December 31, 2013	December 25, 2012
Cash flows from operating activities:
Net loss	$(3,449,940)	$(4,105,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,041,632	7,405,705
Amortization of deferred loss	223,549	11,650
Stock option expense	181,917	309,829
Non-cash interest expense	150,481	21,924
Loss on disposal of assets	661,445	482,508
Gain on exit or disposal activities	(484,715)	—
Deferred rent	686,155	570,326
Changes in operating assets and liabilities:
Inventory	(328,262)	(513,993)
Prepaids and other	420,952	(269,623)
Accounts payable	2,373,133	(738,932)
Accrued expenses	265,389	864,934
Net cash provided by operating activities	8,741,736	4,038,847
Cash flows from investing activities:
(Purchase of) Proceeds from:
Property and equipment	(13,982,242)	(16,530,964)
Tenant improvement allowance	3,462,800	—
Intangible and other assets	(114,595)	(1,640,732)
Net cash used in investing activities	(10,634,037)	(18,171,696)
Cash flows from financing activities:
Proceeds from line of credit	8,368,338	6,807,171
Payments on line of credit	(8,000,000)	(4,307,171)
Payments on capital lease obligations	(4,702,410)	(819,806)
Payments on long-term debt	(1,479,057)	(2,053,006)
Proceeds from long-term debt	3,700,701	5,000,000
Proceeds from sale leaseback	2,869,265	4,000,000
Proceeds from redeemable preferred stock	2,000,000	—
Debt issuance costs	(249,075)	(201,995)
Payment of cash dividends on preferred stock	(506,255)	(405,007)
Proceeds from issuance of common stock	6,754	6,604,549
Costs related to issuance of stock	(4,904)	(54,151)
Net cash provided by financing activities	2,003,357	14,570,584
Net increase in cash	111,056	437,735
Cash and cash equivalents, beginning	2,566,034	2,128,299
Cash and cash equivalents, ending	$2,677,090	$2,566,034

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,911,617	$4,867,214
Cash paid for state minimum fees	$21,985	$5,350

Supplemental disclosure of non-cash investing and financing activities:
Land, buildings and equipment acquired under capital lease agreements/amendments and long-term debt	$1,669,736	$2,803,278
Change in fair value of interest rate swap	$128,557	$—
Property and equipment, intangibles and equity costs included in accounts payable and accrued expenses	$1,032,714	$834,520
Proceeds from sale leasebacks included in prepaids and other receivables	$567,200	$—
Deferred loss included in other assets	$4,928,614	$—
Line of credit converted to long-term debt	$8,368,338	$—
Capital lease liabilities extinguished upon purchase of property	$5,986,280	$—
Decrease in accrued expenses due to deferred registration costs adjustment	$152,034	$—
Dividends paid on preferred stock through the issuance of common stock	$506,245	$404,993

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

Its original restaurant concept is a polished casual American restaurant known as Granite City Food & Brewery.  The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, combined with freshly brewed hand-crafted beers finished on-site.  The Company opened its first Granite City restaurant in St. Cloud, Minnesota in July 1999 and has since expanded to other Midwest markets.  As of December 31, 2013, the Company operated 30 Granite City restaurants.  During 2013, the Company opened Granite City restaurants in Franklin, Tennessee, Indianapolis, Indiana and Lyndhurst, Ohio. The Company plans to open additional Granite City restaurants in 2014.  Additionally, the Company operates a centralized beer production facility which facilitates the initial stages of its brewing process.  The product created at its beer production facility is then transported to the fermentation vessels at each of the Company’s Granite City restaurants where the brewing process is completed.  The Company believes this proprietary brewing process enables the Company to control the quality and consistency of its beers and improves the economics of microbrewing by eliminating the initial stages of brewing and storage at each restaurant, as well as third-party distribution costs.  In 2007, the Company was granted a patent by the United States Patent Office for its brewing process and in June 2010, was granted an additional patent for an apparatus for distributed production of beer.

Between November 2011 and May 2012, the Company purchased the assets of six Cadillac Ranch All American Bar & Grill restaurants along with the intellectual property of Cadillac Ranch.  Cadillac Ranch restaurants feature freshly prepared, authentic, All-American cuisine in a fun, dynamic environment.  Its patrons enjoy a warm, Rock N’ Roll inspired atmosphere, with plenty of room for friends, music and dancing.  The Cadillac Ranch menu is diverse with offerings ranging from homemade meatloaf to pasta dishes, all freshly prepared using quality ingredients.  Having determined to cease operating the Annapolis, Maryland location, the Company did not exercise its option to renew the lease, and as such, discontinued operations there on January 15, 2014.

Principles of consolidation and basis of presentation

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiary corporation under which its four Kansas locations are operated.  By Kansas state law, 50% of the stock of the subsidiary corporation must be owned by a resident of Kansas.  Granite City Restaurant Operations, Inc., a wholly-owned subsidiary of the Company, owns the remaining 50% of the stock of the subsidiary corporation.  The resident-owner of the stock of that entity has entered into a buy-sell agreement with the subsidiary corporation providing, among other things, that transfer of the shares is restricted and that the resident-owner must sell his shares to the subsidiary corporation upon certain events, or any event that disqualifies the resident-owner from owning the shares under applicable laws and regulations of the state of Kansas.  The Company has entered into a master agreement with the subsidiary corporation that permits the operation of the restaurants and leases to the subsidiary corporation the Company’s property and facilities.  The subsidiary corporation pays all of its operating expenses and obligations, and the Company retains, as consideration for the operating arrangements and the lease of property and facilities, all the net profits, as defined, if any, from such operations.  The foregoing ownership structure was set up to comply with the licensing and ownership regulations related to microbreweries within the state of Kansas.  The Company has determined such ownership structure will cause the subsidiary corporation to be treated as a variable interest entity in which the Company has a controlling financial interest for the purpose of Financial Accounting Standards Board’s (“FASB”) accounting guidance on accounting for variable interest entities.  As such, the subsidiary corporation is consolidated with the Company’s financial statements and the Company’s financial statements do not reflect a minority ownership in the subsidiary corporation.  Also included in the Company’s consolidated financial statements are other wholly-owned subsidiaries.  All references to the Company in these notes to the consolidated financial statements relate to the consolidated entity, and all intercompany balances have been eliminated.

Related parties

In May 2011, Concept Development Partners LLC (“CDP”) became the Company’s controlling shareholder through its purchase of Series A Convertible Preferred Stock (“Series A Preferred”) and a related shareholder and voting agreement with DHW Leasing, L.L.C. (“DHW”).  As of March 11, 2014, CDP beneficially owned 11,273,539 shares of our common stock, or approximately 78.8% of the Company’s common stock, representing 6,000,000 shares issuable upon conversion of 3,000,000 shares of Series A Preferred owned by CDP, 1,666,666 shares over which CDP has voting power pursuant to a shareholder and voting agreement and irrevocable proxy between CDP and DHW, 3,125,000 shares of common stock purchased June 26, 2012, and 481,873 shares of common stock issued to CDP as dividends.

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

Fiscal year

The Company utilizes a 52/53-week fiscal year ending on the last Tuesday in December for financial reporting purposes.  Fiscal year 2013 included 53 weeks while fiscal year 2012 included of 52 weeks.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.  Amounts receivable from credit/debit card processors are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three to six days of the sales transaction.

Inventory

Inventory, consisting of food, beverages, retail items and beer production supplies, is stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

Prepaid expenses and other current assets

The Company has cash outlays in advance of expense recognition for items such as rent, insurance, fees and service contracts.  All amounts identified as prepaid expenses and other current assets are expected to be utilized during the twelve-month period after the balance sheet dates presented.  Other current assets consist primarily of receivables of amounts due from third-party gift card sales, third-party delivery services, rebate amounts due from certain vendors and tenant improvement allowances due from landlords.

Property and equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets.  Leasehold improvements are depreciated over the term of the related lease or the estimated useful life, whichever is shorter.  Depreciation and amortization of assets are computed on the straight-line method for financial reporting purposes.

The estimated useful lives are as follows:

Computer software	3 years
Furniture and restaurant equipment	3-8 years
Brewery equipment	20 years
Building and leasehold improvements	10-30 years

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

The Company accumulates construction cost, including contractor fees and architecture fees as well as equipment it has purchased, but not yet placed in service in its construction-in-progress account.  Such equipment includes, but is not limited to, kitchen equipment, audio visual equipment, brewing equipment, computers and technical equipment.

Management reviews property and equipment, including leasehold improvements for impairment when events or circumstances indicate these assets might be impaired pursuant to the FASB accounting guidance on impairment or disposal of long-lived assets.  The Company’s management considers such factors as the Company’s history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired.  Management bases this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable.  Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset.  If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. The Company does not believe there are any unrecorded impairments with respect to its property and equipment.

Intangible and other assets

Intangible assets are recorded at cost and reviewed annually for impairment.  Included in intangible assets are trademarks for which registrations continue indefinitely.  However, the Company expects the value derived from these trademarks will decrease over time, and therefore amortizes them under the straight-line method over 20 years.  Also included in intangible assets are transferable liquor licenses that were purchased through open markets in jurisdictions with a limited number of authorized liquor licenses.  These liquor licenses are renewable every year if the Company complies with basic applicable rules and policies governing the sale of liquor in the respective states.  As a result, the Company expects the cash flows from these licenses to continue indefinitely.  Because there is an observable market for transferable liquor licenses and the Company expects them to generate cash flow indefinitely, pursuant to the FASB guidance on intangible assets, the Company does not amortize capitalized liquor licenses as they have indefinite lives.  The cost of non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are not capitalized, but rather expensed as incurred.  The annual renewal fees for each of the Company’s liquor licenses, whether capitalized or expensed, are nominal and are expensed as incurred.

The Company has entered into lease agreements whereby the landlord agreed to pay the Company a tenant improvement allowance.  Because the Company incurred all the construction costs and risk of loss, it accounted for these transactions as sale leasebacks, pursuant to guidance in ASC 840 Leases.  The deferred loss recorded on these transactions is included in other assets.

Also included in other assets are security deposits and deferred loan costs.  Deferred loan costs are amortized straight-line over the term of the financing agreements which does not differ materially from the effective interest method of amortizing such costs.

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

Derivatives

The Company utilizes an interest rate swap agreement with a financial institution to fix interest rates on a portion of its variable rate debt, which reduces exposure to interest rate fluctuations (Note 3).  The Company accounts for this derivative using fair value accounting and measurements described in Note 15.  The fair value of the interest rate swap is recorded on the consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap.  The change in the fair value of the swap is recorded on the consolidated statements of operations in other interest expense.

The Company has not used derivatives for trading or speculative purposes and has procedures in place to monitor and control the use of such instruments.

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

Advertising costs

Advertising costs are expensed as incurred.  Total amounts incurred during fiscal years 2013 and 2012 and were $663,272 and $645,637, respectively.  Advertising costs are included as a component of direct restaurant operating expense when the costs are specific to a particular restaurant or market, or in corporate-level general and administrative expense when the costs are not specific to a given restaurant.

Pre-opening costs

Pre-opening costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant’s operations.  Pre-opening costs consist primarily of travel, food and beverage, employee payroll and related training costs.  Pre-opening costs also include non-cash rental costs under operating leases incurred during a construction period.

Stock-based compensation

The Company measures and recognizes all stock-based compensation under the fair value method using the Black-Scholes option-pricing model.  Share-based compensation expense recognized is based on awards ultimately expected to vest, and as such, it is reduced for estimated or actual forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company used the following assumptions within the Black-Scholes option-pricing model for the fiscal years ended December 31, 2013 and December 25, 2012:

	Fiscal Year 2013	Fiscal Year 2012
Weighted average risk-free interest rate	1.7% - 2.8%	1.6% - 2.3%
Expected life of options	10 years	10 years
Expected stock volatility	86.3% - 89.1%	89.3% - 92.8%
Expected dividend yield	None	None

Income taxes

The Company utilizes the liability method of accounting for income taxes.  Deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on tax rates in effect in the years in which the temporary differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets to the amounts that will more likely than not be realized.  Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements.  Tax years after 2009 are still open for examination.

Net loss per share

Basic net loss per share is calculated by dividing net loss less the sum of preferred stock dividends declared by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented since the effect would be anti-dilutive due to the losses in the respective fiscal periods.  Calculations of the Company’s net loss per common share for the fiscal years 2013 and 2012 are set forth in the following table:

	December 31, 2013	December 25, 2012

Net loss	$(3,449,940)	$(4,105,481)
Less dividends declared	(810,000)	(810,000)
Less accretion of redeemable preferred stock	(3,534)	—
Net loss attributable to common shareholders	$(4,263,474)	$(4,915,481)

Loss per common share, basic	$(0.52)	$(0.77)

Weighted average shares outstanding, basic	8,172,457	6,417,488

Of the net loss per common share, $(0.10) and $(0.13) was attributable to dividends declared on preferred stock for the fiscal year 2013 and 2012, respectively.

Stock options and warrants for the purchase of 1,649,539 common shares at December 31, 2013 and 1,331,618 common shares at December 25, 2012, and 6,000,000 shares of common stock issuable upon conversion of Series A Preferred at each of December 31, 2013 and December 25, 2012 were not used for the calculation of loss per common share or weighted average shares outstanding on a fully diluted basis because they were anti-dilutive.

Recent accounting pronouncements

The Company reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its consolidated financial statements as a result of future adoption.

2.               Redeemable Preferred Stock

In December 2013, the Company entered into a Securities Purchase Agreement with Michael Staenberg, Trustee of the MHS Trust dated January 13, 1986 (“MHS Trust”), pursuant to which it sold 2,000 shares of Redeemable Preferred Stock, par value $0.01 per share, and a warrant to purchase up to 350,000 shares of common stock, for an aggregate purchase price of $2.0 million.  MHS Trust is controlled by Michael H. Staenberg, one of the Company’s directors.

The Redeemable Preferred Stock, which has a stated value of $1,000 per share, is non-voting and non-convertible.  The holder of the Redeemable Preferred Stock is entitled to receive cumulative dividends, out of funds legally available therefor, at a rate of 11% per year, before any dividend or distribution in cash or other property on the Company’s common stock, or any other class or series of the Company’s stock may be declared or paid or set apart for payment.  Dividends are payable on March 31, June 30, September 30 and December 31 of each year until the Redeemable Preferred Stock is redeemed in full or is otherwise no longer outstanding.  If the Company is unable to pay a dividend on a dividend payment date, the dividend shall be cumulative and shall accrue from and after the date of original issuance thereof, whether or not declared by the Company’s board of directors. Accrued dividends will bear interest at the rate of 11% per year. The Company may not declare a cash dividend on any other class or series of stock ranking junior to the Redeemable Preferred Stock as to dividends in respect of any dividend period unless there shall also be or have been declared and paid on the Redeemable Preferred Stock accrued, unpaid dividends for all quarterly periods coinciding with or ending before such quarterly period, ratably in proportion to the respective annual dividend rates fixed therefor.  Notwithstanding the foregoing, the Company may not pay any cash dividends unless the following conditions are satisfied, in each case, both before and after giving effect to the payment of such cash dividend:  (1) no default or event of default shall have occurred and be continuing under the Company’s credit agreement, as amended with the Bank, dated May 31, 2013 (the “Credit Agreement”), and (2) the Company shall be in pro forma compliance with the covenants set forth in the credit agreement, as amended.  In the event of an involuntary or voluntary liquidation or dissolution of the Company, the holder of the Redeemable Preferred Stock will be entitled to receive out of the Company’s assets an amount per share equal to the stated value, plus dividends unpaid and accumulated or accrued thereon, and any interest due thereon. In the event of either an involuntary or a voluntary liquidation or dissolution of the Company, payment shall be made to the holder of the Redeemable Preferred Stock before any payment shall be made or any assets distributed to the holders of Series A Preferred, common stock, or any other class of shares of the Company.  The Company must redeem the Redeemable Preferred Stock for cash, out of any source of funds legally available therefor, at a redemption price equal to 100% of the stated value per share being redeemed, plus dividends unpaid and accumulated or accrued thereon, and any interest due thereon (1) at September 1, 2018, provided no default or event of default under the Credit Agreement exists or would result therefrom, (2) if the Company exceeds a senior loan maximum of $37 million, or (3) if refinancing extends the maturity date of the Company’s senior loans beyond May 31, 2018. Failure to redeem in the event of clause (2) or (3) would increase the dividend rate to 18% per year.  The Redeemable Preferred Stock also is redeemable at the Company’s option and upon a change in control of the Company.

The initial carrying amount of the redeemable preferred stock transaction is recorded as liability on the Company’s balance sheet and is recorded at its fair value.  The Company determined the fair value of the warrant to purchase up to 350,000 shares of common stock using the Black-Scholes pricing model.  As the fair value of the transaction at the issue date was less than the mandatory redemption amount, the carrying amount will be increased by periodic accretions so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date.  Such increases will be charged against paid-in capital.

3.               Significant transactions

Cadillac Ranch asset acquisitions

In November 2011, the Company entered into a master asset purchase agreement with CR Minneapolis, LLC, Pittsburgh CR, LLC, Indy CR, LLC, Kendall CR LLC, 3720 Indy, LLC, CR NH, LLC, Parole CR, LLC, CR Florida, LLC, Restaurant Entertainment Group, LLC, Clint R. Field and Eric Schilder, relating to the purchase of the assets of up to eight restaurants operated by the selling parties under the name “Cadillac Ranch All American Bar & Grill.” Pursuant to the master asset purchase agreement, as amended, the Company acquired the following Cadillac Ranch restaurant assets between November 2011 and May 2012:

	Fair Value of Assets Purchased	Date Acquired
Mall of America (Bloomington, MN)	$1,400,000	11/4/2011
Kendall (Miami, FL)	$1,442,894	12/21/2011
Indy (Indianapolis, IN)	$800,948	12/30/2011
Annapolis (Annapolis, MD)	$1,350,000	12/30/2011
National Harbor (Oxon Hill, MD)	$1,174,600	12/30/2011
Intangible assets (intellectual property)	$1,538,729	12/30/2011
Pittsburgh (Pittsburgh, PA)	$900,000	5/31/2012

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

In conjunction with acquiring these assets, the Company assumed the operating leases for the related properties.  Having determined to cease operating the Annapolis, Maryland location, the Company did not exercise its option to renew the lease which expired December 31, 2013.  As such, the Company wrote off related equipment and leaseholds, recognizing a loss on disposal of assets of approximately $1.0 million.  The Company discontinued operations there on January 15, 2014.

Stock purchase agreement

In June 2012, the Company entered into a stock purchase agreement with CDP, then the beneficial owner of approximately 72.1% of its common stock.  Under the stock purchase agreement, the Company issued 3,125,000 shares of newly issued common stock to CDP at a price per share of $2.08, such price representing the consolidated closing bid price per share on June 8, 2012.  The Company obtained gross proceeds of approximately $6.5 million upon closing of the transaction.  The Company used $5.0 million of the net proceeds to pay down its credit facility with the Bank, $1.0 million of which was a required pay-down and the other $4.0 million was paid on the line of credit to reduce the Company’s interest expense.  The Company used the remaining net proceeds for general corporate purposes, including working capital and new restaurant construction.

Credit agreement

On May 31, 2013, the Company entered into an amended and restated credit agreement with the Bank, which is secured by liens on the Company’s subsidiaries, personal property, fixtures and real estate it owns or will acquire.  On December 4, 2013, the Company entered into a Waiver and First Amendment to the Credit Agreement.  As amended, the Credit Agreement provided for a term loan in the amount of $16.0 million, a CapEx line of up to $13.0 million for the period from December 4, 2013 until December 31, 2014 and $10.0 million thereafter, a $100,000 line of credit to issue standby letters of credit; and a delayed draw term loan (“DDTL”) in the amount of $4.0 million to acquire the improvements and assume the related ground leases for six of the Company’s existing restaurant properties from entities related to or managed by Dunham Capital Management L.L.C. (“DCM”).  In December 2013, the Company used $3.7 million of the DDTL to acquire such properties. The amendment waived the requirement for the Company to pay down the term loan by 25% of the net proceeds received from the issuance of Redeemable Preferred Stock.  Pursuant to the Credit Agreement, the Company agreed to prepay the CapEx loans by the amount necessary to reduce the sum of the aggregate principal amount of such loans outstanding on December 31, 2013 to be equal to or less than $2.5 million; provided, however, that any loans prepaid pursuant to such requirement may be re-borrowed. The Credit Agreement contains customary covenants, representations and warranties and certain financial covenants.  These credit facilities mature on May 31, 2018.

Pursuant to the terms of a guaranty, pledge and security agreement, the Company’s obligations under the Credit Agreement are secured by liens on its subsidiaries, personal property, fixtures and real estate owned or to be acquired.  Payment and performance of the Company’s obligations to the Bank are jointly and severally guaranteed by the subsidiaries of the Company.

The loans bear interest at the Company’s option at a fluctuating per annum rate equal to (i) a base rate plus a margin which is tied to the Company’s senior leverage ratio or (ii) LIBOR plus a margin which is tied to its senior leverage ratio.  With respect to the term loan only, the Company may also pay interest at a fixed rate of 6.75% per annum.  Interest is payable on either a monthly basis (with respect to base rate or fixed rate loans) or at the end of each 30, 60 or 90 day LIBOR period (with respect to LIBOR loans) and at maturity.  The Company pays an unused line fee in the amount of 0.50% of the unused line on both the CapEx line and the DDTL equal to the difference between the total commitment for each of the CapEx line and the DDTL and the amount outstanding under each of the CapEx line and DDTL.  The Company is obligated to make principal payments on the term loan in quarterly installments which commenced September 30, 2013 each in the amount of $200,000 through June 30, 2014; $300,000 through June 30, 2015; and $400,000 in every quarter thereafter with a final payment of principal and interest on May 31, 2018.  The DDTL is payable in quarterly installments amounts equal to a percentage of outstanding principal of 1.25% through September 30, 2014; increasing to 1.875% on and after December 31, 2014; and increasing to 2.50% on and after December 31, 2015, with a final payment of interest and principal due on May 31, 2018.

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

•                  the maintenance of senior leverage ratios, with maximum senior leverage ratios ranging from 3.30 for the quarter ending June 30, 2013 to 2.50 for the quarter ending March 31, 2017 and each fiscal quarter ending thereafter;

•                  as of the last day of each fiscal quarter, the Company must maintain (i) with respect all restaurant locations, a ratio of (A) Adjusted EBITDA for the four (4) fiscal quarters attributable to such restaurant locations then ended to (B) Fixed Charges attributable to such restaurant locations for the same four (4) fiscal quarters then ended of not less than 1.20 and (ii) with respect to the restaurant locations that have been open for more than twelve (12) months at the time of testing of the Fixed Charge Coverage Ratio only, a ratio of (A) Adjusted EBITDA for the four (4) fiscal quarters attributable to such restaurant locations then ended to (B) Fixed Charges attributable to such restaurant locations for the same four (4) fiscal quarters then ended of not less than 1.25; and

•                  the Company and its subsidiaries may not make capital expenditures (other than capital expenditures financed with the proceeds of the CapEx line) in excess of $15.0 million for the fiscal year ending December 31, 2013 and any fiscal year thereafter, subject to carryovers of up to $2.5 million of an unutilized portion of the prior year limitation.

As of March 11, 2014, the Company had a balance outstanding on the CapEx line of $2.5 million, a balance of $3.7 million on the DDTL and a principal balance on the term loan of $15.6 million.

Per the terms of the credit agreement, the Company entered into a three-year interest rate swap agreement to fix interest rates on a portion of this debt.  Under the swap agreement, the Company pays a fixed rate of 1.02% and receives interest at the one-month LIBOR on a notional amount of $12.0 million. This effectively makes the Company’s interest rate 5.77% on $12.0 million of its debt.  The Company did not elect to apply hedge accounting for this swap agreement.  As such, the fair value of the interest rate swap is recorded on the consolidated balance sheet in other assets or other liabilities, depending on the fair value of the swap, and any changes in the fair value of the swap agreement are accounted for as non-cash adjustments to interest expense and recognized in current earnings. The decrease in the fair value of the swap agreement was $128,557 in fiscal year 2013 and was recorded as interest expense in the consolidated statements of operations.

4.               Property and equipment

Property and equipment, including that under capital leases, consisted of the following:

	December 31, 2013	December 25, 2012

Land	$18,000	$18,000
Buildings	33,657,204	40,377,546
Leasehold improvements	15,488,964	14,171,721
Equipment and furniture	46,673,487	42,696,993
	95,837,655	97,264,260
Less accumulated depreciation	(44,984,181)	(40,185,434)
	50,853,474	57,078,826
Construction-in-progress *	1,383,763	5,532,548
	$52,237,237	$62,611,374

*Construction-in-progress includes the following approximate amounts for items yet to be placed in service:

	2013	2012
Prototype/Leasehold improvements/Equipment for future locations	$1,370,000	$4,875,000
Enhancements/Equipment for existing locations	$14,000	$658,000

Interest is capitalized during the period of development based upon applying the Company’s borrowing rate to the actual development costs incurred.  Capitalized interest costs were $160,836 and $159,421 in 2013 and 2012, respectively.  Total depreciation expense was $7,719,532 and $7,139,791 in 2013 and 2012, respectively.

5.               Intangible and other assets

Intangible assets and other assets consisted of the following:

	December 31, 2013	December 25, 2012
Intangible assets:
Liquor licenses	$907,583	$929,992
Trademarks	1,774,163	1,774,163
Other:
Deferred loan costs	803,691	554,616
Security deposits	400,165	259,364
Deferred loss on sale leaseback	4,725,037	—
	8,610,639	3,518,135
Less accumulated amortization	(704,588)	(402,486)
	$7,906,051	$3,115,649

Management estimates amortization expense of $255,474 in 2014, $139,669 in 2015 and $139,326 in each of 2016 and 2017 and $111,477 in 2018.  Total amortization expense was $322,100 and $265,914 in 2013 and 2012, respectively.

6.               Accrued expenses

Accrued expenses consisted of the following:

	December 31, 2013	December 25, 2012
Payroll and related	$2,340,500	$2,909,677
Deferred revenue from gift card sales	4,009,763	3,394,965
Sales taxes payable	861,259	772,933
Interest	270,628	429,340
Deferred registration costs	—	152,034
Real estate taxes	507,200	346,833
Credit card fees	252,857	186,498
Utilities	182,969	177,044
Other	173,382	211,264
	$8,598,558	$8,580,588

7.               Deferred rent

Under the terms of the lease agreement the Company entered into regarding its Lincoln, Nebraska property, the Company received a lease incentive of $450,000, net.  This lease incentive was recorded as deferred rent and is being amortized to reduce rent expense over the initial term of the lease using the straight-line method.

Also included in deferred rent is the difference between minimum rent payments and straight-line rent over the initial lease term including the “build out” or “rent-holiday” period.  Deferred rent also includes amounts certain of the Company’s landlords agreed to defer for specified periods of time.  The deferrals are offset in part by the fair value of the warrants issued to certain landlords in consideration of rent reductions.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.  As of December 31, 2013 and December 25, 2012, deferred rent payable consisted of the following:

	December 31, 2013	December 25, 2012
Difference between minimum rent and straight-line rent	$4,974,807	$4,404,920
Warrant fair value	(166,662)	(188,586)
Deferred lease payments	12,857	21,734
Contingent rent expected to exceed minimum rent	449,478	294,333
Tenant improvement allowance	178,889	208,889
	$5,449,369	$4,741,290

8.                         Long-term debt and line of credit

In August 2008, the Company issued a promissory note to an Indiana general partnership in the amount of $250,000.  The note was issued to obtain the liquor license for the Company’s restaurant located in South Bend, Indiana.

In the first quarter of fiscal year 2011, the Company entered into lease termination agreements regarding the restaurant in Rogers, Arkansas which it ceased operating in August 2008.  Pursuant to these lease termination agreements, the Company issued a $400,000 promissory note to the mall owner and a $1.0 million promissory note to the developer, DCM. In December 2013, DCM cancelled the promissory note in consideration of the Company’s cash payment of $433,736.  The remaining $480,891 balance of such note was recorded as a non-cash reduction to exit and disposal activities.

In March 2011, the Company entered into a $1.3 million loan agreement with First Midwest Bank (“FMB”), an independent financial institution in Sioux Falls, South Dakota, for the purchase of the buildings and all related improvements associated with its Indianapolis and South Bend, Indiana restaurants.

On May 31, 2013, the Company entered into an amended and restated credit agreement with the Bank.  Per the agreement, as amended, the Company had a $16 million term loan, a $3.7 million DDTL used to purchase building and improvements at six of the Company’s restaurant locations, and a line of credit for up to $13.0 million to fund capital expenditures.

As of December 31, 2013 and December 25, 2012, the balances, interest rates and maturity dates of the Company’s long-term debt were as follows:

	December 31, 2013	December 25, 2012
South Bend (Liquor license)
Balance	$229,187	$233,870
Annual interest rate	8.00%	8.00%
Maturity date	9/30/2023	9/30/2023

Rogers (Mall owner)
Balance	$153,213	$238,154
Annual interest rate	6.00%	6.00%
Maturity date	8/1/2015	8/1/2015

Rogers (DCM)
Balance	$—	$948,835
Annual interest rate	N/A	5.00%
Maturity date	N/A	8/1/2030

South Bend/Indianapolis (FMB)
Balance	$1,203,373	$1,248,672
Annual interest rate	5.00%	5.00%
Maturity date	1/1/2018	1/1/2018

Fifth Third Bank (Term loan)
Balance	$15,600,000	$8,107,852
Annual interest rate *	5.50%-5.77%	6.75%
Maturity date	5/31/2018	12/31/2014

Fifth Third Bank (CapEx line)
Balance	$—	$8,000,000
Annual interest rate	N/A	6.75%
Maturity date	N/A	12/31/2014

Fifth Third Bank (DDTL)
Balance	$3,700,701	N/A
Annual interest rate	5.5%	N/A
Maturity date	5/31/2018	N/A

*$12 million of this balance is subject to a swap agreement whereby the net interest rate is 5.77%.  The remaining balance is subject to a fixed rate of 5.50%.

As of December 31, 2013, future maturities of long-term debt and line of credit, exclusive of interest, were as follows:

Year ending:
2014	$980,109
2015	1,678,514
2016	1,976,904
2017	1,949,449
2018	14,101,822
Thereafter	199,676
$20,886,474

The foregoing table does not include line of credit advances from the Bank subsequent to December 31, 2013.  During the years ended December 31, 2013 and December 25, 2012, the Company incurred $1,419,429 and $1,236,237, respectively, in interest expense related to long-term debt.  Of such interest, $160,836 and $159,421 was capitalized in 2013 and 2012, respectively, as the Company constructed new restaurants.

9.             Leases

Capital leases

As of December 31, 2013, the Company operated 17 restaurants under capital lease agreements, of which one expires in 2020, two in 2023, two in 2024, five in 2026, three in 2027, one in 2028 and three in 2030, all with renewable options for additional periods.  Under certain of the leases, the Company may be required to pay additional contingent rent based upon restaurant sales.  At the inception and the amendment date of each of these leases, the Company evaluated the fair value of the land and building separately pursuant to the FASB guidance on accounting for leases.  The land portion of these leases is classified as an operating lease while the building portion of these leases is classified as a capital lease because its present value was greater than 90% of the estimated fair value at the beginning or amendment date of the lease and/or the lease term represents 75% or more of the expected life of the property.

During the fourth quarter of 2011, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC (“Store Capital”) regarding the Granite City restaurant in Troy, Michigan.  In May 2012, pursuant to the agreement, as amended, Store Capital purchased the property and improvements for $4.0 million.  Upon the closing of the sale, the Company entered into an agreement with Store Capital whereby the Company is leasing the restaurant from Store Capital for an initial term of 15 years at an annual rental rate of $383,622.  Such agreement includes options for additional terms and provisions for rental adjustments.  The Company invested approximately $5.0 million in this site and subsequently sold it for $4.0 million, resulting in a loss of approximately $1.0 million.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded such loss as a deferred loss which will be amortized over the life of the lease, pursuant to the sales leaseback guidance in ASC 840 Leases.

In December 2013, the Company purchased its Granite City restaurant in Olathe, Kansas and simultaneously entered into a sale leaseback agreement with Store Capital whereby it is leasing the restaurant for an initial term of 15 years at an annual rental rate of approximately $242,875.  Such agreement includes options for additional terms and provisions for rental adjustments.  The Company purchased the site for $2.0 million and sold it for $2.9 million.  The combined transaction resulted in a deferred gain of approximately $1.2 million which is included in property and equipment and will be amortized over the life of the lease.

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

Included in property and equipment as of December 31, 2013 and December 25, 2012 are the following assets held under capital leases:

	December 31, 2013	December 25, 2012
Land	$18,000	$18,000
Building	28,713,205	38,222,913
	28,731,205	38,240,913
Less accumulated depreciation	(10,355,370)	(11,636,530)
	$18,375,835	$26,604,383

Amortization expense related to the assets held under capital leases is included with depreciation expense on the Company’s statements of operations.

Operating leases

The land portions of 17 property leases referenced above are classified as operating leases because the fair value of the land was 25% or more of the leased property at the inception of each lease.  All scheduled rent increases for the land during the initial term of each lease are recognized on a straight-line basis.  In addition to such property leases, as of December 31, 2013, the Company had obligations under the following operating leases:

In January 2001, the Company entered into a 20-year operating lease for the land upon which the Company built its Fargo, North Dakota restaurant.  Under the lease terms, the Company is obligated to pay annual rent of $72,000.

In March 2006, the Company entered into a lease agreement for the land and building for its St. Louis Park, Minnesota restaurant.  Rental payments for this lease are $154,339 annually.  This operating lease expires in 2016 with renewal options for additional periods.

The Company leases the land upon which it operates restaurants in South Bend and Indianapolis, Indiana.  Annual lease payments are $284,114 and $294,833, respectively, and such leases expire in 2028 and 2024, respectively.  Each lease has renewal options for additional periods.

The Company assumed the leases at the six Cadillac Ranch restaurants it acquired in 2011 and 2012.  The Company did not exercise its option to renew the lease at the Annapolis, Maryland location, and as such, discontinued operations there on January 15, 2014.  The terms of the remaining leases range from 6 to 11 years, each with options for additional terms, and the leases have been classified as operating leases.  Annual lease payments range from $242,500 to $382,900.

In December 2013, the Company exercised the option granted to us by DCM and GC Rosedale, L.L.C. to acquire the building and improvements and assume the ground leases associated with Granite City restaurants in Madison, Wisconsin, Roseville, Minnesota, Rockford, Illinois, Ft. Wayne, Indiana, St. Louis, Missouri and Toledo, Ohio by paying off the respective debt owed on the properties.  The Company paid $3.3 million in the aggregate to relieve the related property debt and realized a gain of $0.9 million which is included as a reduction to loss on disposal of assets on the consolidated statement of operations.

The terms of these ground leases range from three to nine years, each with options for additional terms.  Annual lease payments range from $242,000 to $388,601.

In February 2012, the Company entered into a 15-year lease agreement for a site in Franklin, Tennessee where it constructed a Granite City restaurant using a new prototype.  Due to the design of this prototype and the more stringent building standards the Company requires, management believes the life of this restaurant and future restaurants built using this prototype will be 25 to 30 years.  Per the terms of the lease, the landlord paid the Company a tenant improvement allowance of approximately $1.8 million.  Because the Company incurred all the construction costs and risk of loss, the Company accounted for the transaction as a sale leaseback, pursuant to guidance in ASC 840 Leases.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded a deferred loss of approximately $1.7 million which will be amortized to rent expense over the life of the lease.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $158,000.  The Company opened this restaurant in February 2013.

In June 2012, the Company entered into a 10-year lease agreement for a site in Indianapolis, Indiana where it constructed a Granite City restaurant using its new prototype.  Per the terms of the lease, the landlord paid the Company a tenant improvement allowance of approximately $1.1 million.  Because the Company incurred all the construction costs and risk of loss, the Company accounted for the transaction as a sale leaseback, pursuant to guidance in ASC 840 Leases.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded a deferred loss of approximately $1.2 million which will be amortized to rent expense over the life of the lease.  Through the build out or “rent holiday” period, the Company recorded an aggregate of $148,547 of non-cash rent expense in pre-opening costs.  Of such amount, approximately $115,968 was included in fiscal year 2013.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $210,000.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.  The Company opened this restaurant in July 2013.

In October 2012, the Company entered into a 10-year lease agreement for a site in Lyndhurst, Ohio where it constructed a Granite City restaurant.  Per the terms of the lease, the landlord agreed to pay the Company a tenant improvement allowance of approximately $1.2 million.  Because the Company incurred all the construction costs and risk of loss, the Company accounted for the transaction as a sale leaseback, pursuant to guidance in ASC 840 Leases.  Management evaluated the fair value of the property and determined it to be equal to undepreciated costs, and therefore recorded a deferred loss of approximately $2.0 million which will be amortized to rent expense over the life of the lease.  Through the build out or “rent holiday” period, the Company recorded an aggregate of $179,198 of non-cash rent expense in pre-opening costs.  The lease, which may be extended at the Company’s option for up to two additional five-year periods, calls for annual base rent starting at $456,840.  Under the terms of the lease, the Company may be required to pay additional contingent rent based upon restaurant sales.  The Company opened this restaurant in November 2013.

In February 2012, the Company entered into a 46-month lease agreement for approximately 8,831 square feet of office space for its corporate offices.  Annual rent for this space is $176,252.

Minimum future lease payments under all capital and operating leases as of December 31, 2013 are as follows:

Year ending:	Capital Leases	Operating Leases
2014	$3,508,785	$7,116,838
2015	3,446,931	7,481,222
2016	3,477,523	7,330,360
2017	3,509,905	7,022,353
2018	3,591,133	6,625,023
Thereafter	28,336,595	37,027,785
Total minimum lease payments	45,870,872	$72,603,581
Less amount representing interest	(19,891,671)
Present value of net minimum lease payments	25,979,201
Less current portion	(1,091,643)
Long-term portion of obligations	$24,887,558

Rental expense for the years ended December 31, 2013 and December 25, 2012 on all operating leases was $8,057,421 and $6,787,275, respectively.  Included in rent expense at December 31, 2013 and December 25, 2012, was $769,246 and $559,998, respectively, of contingent rent expense based on restaurant revenue.

At December 31, 2013, the annual implicit interest rates on the land and building leases were between 6.0% and 15.5%.  The average interest rate on the building capital leases was 10.4%.  Interest expense on these leases was $3,648,328 and $3,758,039 for the years ending December 31, 2013 and December 25, 2012, respectively.  Total future minimum lease payments do not include contingent rent that is based on restaurant revenue.

10.          Income taxes

The income tax provision consists of the following:

	Year Ended
	December 31, 2013	December 25, 2012
Deferred income taxes:
Federal	$1,776,586	$1,755,802
State	253,824	184,941

Deferred income tax benefit	2,030,410	1,940,743

Net change to valuation allowance	(2,030,410)	(1,940,743)

Total income tax provision	$—	$—

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on loss from continuing operations is as follows:

	2013	2012
Statutory U.S. tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.7%	5.0%
Stock option compensation	-1.1%	-1.8%
All others, net	0.8%	-4.2%
U.S. business tax credits	20.5%	14.3%
Valuation allowance	-58.9%	-47.3%
Taxes provided	0.0%	0.0%

Deferred taxes were calculated using enacted tax rates of 34% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state. For the year ended December 31, 2013, the state estimate was 7.1%.

The components of deferred tax assets and liabilities are as follows:

	Year Ended
	December 31, 2013	December 25, 2012
Deferred tax assets:
Share-based compensation	$1,215,085	$1,192,797
Net operating loss carryforwards	15,572,889	14,937,060
General business credit carryforwards	7,009,475	5,847,609
Deferred rent payable	1,936,360	1,657,060
Property and equipment	369,776	212,577
Amortization	400,845	493,356
Other future deductible items	1,103,426	1,111,586

	27,607,856	25,452,045

Deferred tax liabilities:
Small wares	(921,481)	(796,080)

Net deferred tax assets	26,686,375	24,655,965
Valuation allowance	(26,686,375)	(24,655,965)

Net deferred tax assets net of valuation allowance	$—	$—

For income tax return purposes, the Company had federal net operating loss carryforwards of approximately $42,419,000 and $40,624,000 as of December 31, 2013, and December 25, 2012, respectively.  The Company also had federal general business credit carryforwards of approximately $7,009,000 and $5,848,000, respectively.  These carryforwards are limited due to changes in control of the Company during 2009 and 2011 and, if not used, portions of these carryforwards will begin to expire in 2020.  As a result of these limitations, the carryforwards for federal net operating losses, credits, and other items is limited to approximately $18,948,000 and $15,811,000 as of December 31, 2013, and December 25, 2012, respectively.

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

In August 2013, the Company entered into an agreement to purchase approximately two acres of property in Naperville, Illinois where it plans to construct and open a Granite City restaurant in 2014.  On March 6, 2014, the Company closed on the purchase of such land and pursuant to a sale leaseback agreement with Store Capital, Store Capital took title to the land.  The Company purchased the site for approximately $2.0 million and sold it to Store Capital for the same amount. Pursuant to the agreement, the Company is leasing the property for an initial term of 15 years at an annual rental amount equal to the land and construction costs multiplied by the greater of (i) 8.875% or (ii) 5.595% plus the 15-year swap rate up to a maximum of 9.375%.  Such agreement includes options for additional terms and provisions for rental adjustments.

In November 2013, the Company entered into an agreement to purchase approximately three acres of property in Schaumburg, Illinois for approximately $2.0 million.  The Company intends to build a Granite City restaurant on that site in 2014.  As of March 11, 2014, the Company had not closed on the purchase.

In December 2013, the Company entered into a binding agreement with Great Western Bank whereby the Company agreed that if Great Western Bank acquired GC Omaha LP’s interest in the ground lease of the Omaha, Nebraska Granite City restaurant either by foreclosure or voluntary surrender, the Company will acquire the building and improvement and assume the ground lease from Great Western Bank for $875,000.  As of March 11, 2014, Great Western Bank had not acquired GC Omaha LP’s interest in the ground lease.

Litigation

From time to time, lawsuits are threatened or filed against the Company in the ordinary course of business.  Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry.  A number of such claims may exist at any given time.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available as of March 11, 2014, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operation, liquidity or financial condition of the Company.

Employment agreements

In December 2012, the Company entered into employment agreements with Messrs. Doran, Oakey and Gilbertson.  Each agreement is effective January 1, 2013 and provides for employment with the Company through December 31, 2014 (the “Term”).  If, during the Term the Company terminates any of these executives without cause, or one of them should terminate his agreement for good reason, each as defined in the agreements, the terminated executive is entitled to severance benefits including one year of base salary and a partial performance bonus, if earned, through the date of termination.  If the Company terminates the employment of Mr. Doran without cause, it has also agreed to pay him his base salary through the remainder of the Term.

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

The agreements provide for an annual base salary, which may be increased by the Company’s board of directors.  The annual base salaries for such executives have been set as follows: Mr. Doran ($355,000), Mr. Oakey ($300,000), and Mr. Gilbertson ($240,000).  In addition, Messrs. Oakey and Gilbertson are eligible for an annual bonus of up to 50% of base salary based on achieving performance targets determined by the Company’s compensation committee, as well as participation in the Company’s other employee benefit plans and expense reimbursement.  Mr. Doran is eligible to receive a bonus of up to $200,000 based on achieving performance targets determined by the Company’s compensation committee, as well as participation in the Company’s other employee benefit plans and expense reimbursement.  Each executive has also agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain non-competition and non-recruitment provisions during the term of his employment and for a certain period thereafter.

In connection with his entry into his employment agreement, the Company also granted Mr. Gilbertson an option to purchase 20,000 shares of the Company’s common stock pursuant to the Company’s Long-Term Incentive Plan on each of January 1, 2013 and January 1, 2014.

The three employment agreements described above replaced and superseded in full the former employment agreements that had been in place between the Company and each executive.

Separation agreement with former executive officer

Steven J. Wagenheim, who formerly served as President and Founder of the Company, commenced serving as its non-officer Founder pursuant to an employment agreement substantially similar to the employment agreements the Company has with Messrs. Doran, Oakey and Gilbertson, on January 1, 2013.  Mr. Wagenheim resigned from his position as a director of the Company on August 16, 2013, and his employment with the Company formally ended effective September 4, 2013.

On August 16, 2013, the Company entered into a separation agreement and release with Mr. Wagenheim (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Wagenheim will receive payments aggregating $206,250, separate bonus payments aggregating $25,000, and payment of the Company’s portion of medical (COBRA) premiums for 12 months (if eligible).  The Separation Agreement further provides that the Company will continue to pay for the lease of Mr. Wagenheim’s car through August 31, 2014.  In addition, the Separation Agreement made certain modifications to the scope of the non-competition provisions contained in Mr. Wagenheim’s amended and restated employment agreement, dated January 1, 2013.

As a result of his separation from the Company, Mr. Wagenheim’s outstanding stock option for the purchase of 69,958 shares of common stock at $2.00 per share, which had already vested to the extent of two-thirds, became fully vested.  Furthermore, the requirement that Mr. Wagenheim exercise his stock options within three months of the end of his employment was eliminated.

Purchase commitments

The Company has entered into contracts through 2017 with certain suppliers of raw materials (primarily hops) for minimum purchases both in terms of quantity and in pricing.   As of December 31, 2013, the Company’s future obligations under such contracts aggregated approximately $0.9 million.

12.          Common stock warrants

During the first eight months of 2009, in consideration of rent reduction agreements entered into with certain of its landlords, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  Pursuant to the anti-dilution provisions of such agreements, the number of shares purchasable under these warrants came to be 201,125 and the weighted average exercise price came to be $1.60 per share.  As of

December 31, 2013, warrants for the purchase of 37,309 shares with exercise prices ranging from $1.58 to $3.00 per share had been exercised and warrants for the purchase of 163,816 shares remained unexercised.  As of March 11, 2014, warrants for the purchase of 159,956 shares had expired unexercised.

Pursuant to the bridge loan agreement entered into in March 2009 with Harmony Equity Income Fund, L.L.C., Harmony Equity Income Fund II, L.L.C. and certain other accredited investors, the Company issued to the investors five-year warrants for the purchase of an aggregate of 53,332 shares of common stock at a price of $1.52 per share.  Such warrants became exercisable September 30, 2009, and remained unexercised at December 31, 2013.

In the second quarter of 2011, the Company entered into lease amendments with certain of its landlords.  In consideration of more favorable lease terms and conditions, the Company issued five-year warrants to purchase the Company’s common stock to such landlords.  The number of shares purchasable under these warrants is 40,000 and the exercise price is $3.32 per share.  As of December 31, 2013, all such warrants remained unexercised.

In December 2013, under the Securities Purchase Agreement described in Note 2, the Company issued a warrant to purchase 350,000 shares of common stock to MHS Trust. The warrant, which expires on October 31, 2018 and has an exercise price of $1.50 per share, vested 50% on issuance and vests 16.67% annually thereafter.

As of December 31, 2013, warrants for the purchase of an aggregate of 607,148 shares of common stock were outstanding.  The weighted average exercise price of such warrants was $1.65 per share.

A summary of the status of the Company’s stock warrants is presented in the table below:

	Number of common stock shares	Weighted average exercise price per share	Warrants exercisable
Outstanding December 27, 2011	257,148	$1.85	257,148

Granted	—	N/A
Exercised	—	N/A
Outstanding December 25, 2012	257,148	$1.85	257,148

Granted	350,000	$1.50
Exercised	—	N/A
Outstanding December 31, 2013	607,148	$1.65	432,148

13.          Stock option plans

In August 2002, the Company adopted the 2002 Equity Incentive Plan, now known as the Amended and Restated Equity Incentive Plan.  As of December 31, 2013, there were options outstanding under the plan for the purchase of 838,041 shares.  Although vesting schedules vary, option grants under this plan generally vest over a three or four-year period and options are exercisable for no more than ten years from the date of grant.  The Amended and Restated Equity Incentive Plan expired in February 2012.

In October 2011, the Company’s shareholders approved its Long-Term Incentive Plan.  This plan provides for flexible, broad-based incentive compensation in the form of stock-based awards of options, stock appreciation rights, warrants, restricted stock awards and restricted stock units, stock bonuses, cash bonuses, performance awards, dividend equivalents, and other equity-based awards.  The issuance of up to 400,000 shares of common stock is authorized under the plan.  All stock options issued under the plan must have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant.  As of December 31, 2013, options for the purchase of 204,350 shares were issued and outstanding under the plan and options for the purchase of 195,650 shares remained available for issuance.

A summary of the status of the Company’s stock options as of December 31, 2013 and December 25, 2012 and changes during the years ending on those dates is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 27, 2011	1,121,778	$2.32	7.3 years	$168,593

Granted	129,650	2.17	9.5 years
Exercised	(56,876)	1.84
Forfeited	(120,082)	2.17

Outstanding at December 25, 2012	1,074,470	$2.34	6.9 years	$142,536

Granted	114,700	2.07	9.4 years
Exercised	(5,747)	1.17
Forfeited	(141,032)	2.60
Outstanding at December 31, 2013	1,042,391	$2.29	6.4 years	$—

Options exercisable at December 25, 2012	698,372	$2.38	6.2 years	$103,673
Options exercisable at December 31, 2013	820,982	$2.30	5.8 years	$—

Weighted-average fair value of options granted during 2013	$1.72

The following table presents additional information regarding options granted and exercised:

	Year Ended	Year Ended
	December 31,	December 25,
	2013	2012
Weighted average fair value of stock options granted	$1.72	$1.87
Intrinsic value of stock options exercised	$—	$22,336
Fair value of stock options vested during the year	$357,104	$344,035

The intrinsic value of stock options outstanding at December 31, 2013 and December 25, 2012 was $0 and $142,536, respectively.  Aggregate intrinsic value is the difference between the closing price of the Company’s stock on December 31, 2013 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their “in-the-money” options on December 31, 2013.  As of December 31, 2013, there was approximately $203,880 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $120,472 is expected to be recognized in fiscal year 2014, $55,852 in fiscal year 2015, $21,754 in fiscal year 2016 and $5,802 in fiscal year 2017.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$1.00 - $3.00	908,144	6.5 years	$2.09	701,735	$2.09
$3.01 - $5.00	129,249	5.7 years	$3.54	114,249	$3.51
$5.01 - $6.00	4,998	4.7 years	$5.47	4,998	$5.47
Total	1,042,391	6.4 years	$2.29	820,982	$2.30

14.          Preferred stock

In May 2011, the Company issued 3,000,000 shares of Series A Preferred to CDP for $9.0 million pursuant to a stock purchase agreement.  The Series A Preferred has preference over the common stock in the event of an involuntary or voluntary liquidation or dissolution of the Company.  The Company was obligated to pay 9% dividends on the Series A Preferred through 2013, one-half of which was in the form of common stock.  Prior to conversion, the holder of Series A Preferred is entitled to 0.77922 votes per preferred share on all matters submitted to the Company’s shareholders, subject to proportionate adjustment upon adjustment to the conversion price under the certificate of designation upon a stock split or reverse stock split.  Finally, each share of Series A Preferred is convertible into two shares of the Company’s common stock at the holder’s option prior to December 31, 2014, and is automatically convertible on the first business day on or after December 31, 2014, on which the average closing sale prices of the Company’s common stock for the trading days within the 90 calendar day period ending on the date prior to the automatic conversion date is greater than $4.00 per share.

Pursuant to the terms of the Series A Preferred, the following dividend payments were made to the preferred shareholder of record on that date of payment:

Date		Common
Paid	Cash	Stock
6/30/2011	$58,500	15,914
9/30/2011	$101,251	33,515
12/31/2011	$101,252	43,679
3/30/2012	$101,252	46,190
6/29/2012	$101,251	46,387
9/28/2012	$101,252	45,998
12/31/2012	$101,252	45,731
3/29/2013	$101,252	48,009
6/28/2013	$101,250	48,600
9/30/2013	$101,251	46,836
12/30/2013	$101,250	61,014

The cash and equity components of the December 31, 2012 dividend payment was reflected in the liabilities and equity sections, respectively, of the Company’s balance sheet at December 25, 2012.

15.          Fair value measurements

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

As of December 31, 2013 and December 25, 2012, respectively, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their carrying value due to the short-term nature of these financial instruments. The fair value of the capital lease obligations and long-term debt is estimated at its carrying value based upon current rates available to the Company.

The fair value of the Company’s interest rate swap is determined based on information provided by the Company’s bank counterparty that is model-driven and where inputs were observable or where significant value drivers were observable.  Such models utilize quoted interest rate curves to calculate the forward values and then discount the forward values to present values.  The Company classifies its interest rate swap as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on current market rates (Notes 1 and 3).

The following table presents the fair value of liabilities measured on a recurring basis as of December 31, 2013:

Description	Level 1	Level 2	Level 3	Total Liability
Interest rate swap fair value	$—	$(128,557)	$—	$(128,557)

There was no fair value measurement at December 25, 2012 as the Company had not yet entered into the swap agreement.  There were no transfers between levels of the fair value hierarchy during fiscal year 2013.

16.          Retirement plan

The Company sponsors a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code.  The plan is voluntary and is provided to all employees who meet the eligibility requirements.  A participant can elect to contribute up to 100% of his/her compensation subject to IRS limits.  The Company has elected to match 10% of such contributions up to 6% of the participant’s compensation.  In the fiscal years 2013 and 2012, the Company contributed $21,563 and $24,008 in the aggregate, respectively, under the plan.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, including Certificate of Designation for Series A Preferred Stock and Certificate of Designation for Redeemable Preferred Stock.

3.2	Amended and Restated By-laws of the Registrant, dated May 2, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on May 4, 2007 (File No. 000-29643)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to our Current Report on Form 8-K, filed on September 20, 2002 (File No. 000-29643)).

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

10.3

Form of Employee Non-Qualified Stock Option Agreement under the Registrant’s Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.4

Form of Incentive Stock Option Agreement under the Registrant’s Amended and Restated Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2005 (File No. 000-29643)).

10.5

Form of Director Non-Qualified Stock Option Agreement under the Registrant’s Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K, filed on March 10, 2008 (File No. 000-29643)).

10.6

Form of Director Non-Qualified Stock Option Agreement under the Registrant’s Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 11, 2011)).

10.7

Form of Non-Qualified Stock Option Agreement under the Registrant’s Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2012 (File No. 000-29643)).

10.8

Form of Incentive Stock Option Agreement under the Registrant’s Long-Term Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2012 (File No. 000-29643)).

10.9

Form of Director Non-Qualified Stock Option Agreement under the Registrant’s Long-Term Incentive Plan (incorporated by reference to our Annual Report on Form 8-K, filed on August 10, 2012 (File No. 000-29643)).

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

Exhibit Number	Description
10.14

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

10.16

Voting Agreement and Irrevocable Proxy between DHW Leasing, LLC, Concept Development Partners LLC, and certain shareholders listed on Schedule A thereto, dated February 8, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on February 14, 2011 (File No. 000-29643)).

10.17

Credit Agreement by and among the Registrant and Fifth Third Bank, dated May 10, 2011, including forms of Term Note and Line of Credit Note (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

10.18

Guaranty, Pledge and Security Agreement among the Registrant and Fifth Third Bank, dated May 10, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on May 16, 2011 (File No. 000-29643)).

10.19

First Amendment to Credit Agreement among the Registrant and Fifth Third Bank, dated December 16, 2011, (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2011 (File No. 000-29643)).

10.20	Amended and Substitute Line of Credit Note, dated December 16, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2011 (File No. 000-29643)).

10.21

Waiver and Second Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).

10.22	Delayed Draw Term Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).

10.23	Amended and Substitute Line of Credit Note, dated December 30, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2012 (File No. 000-29643)).

10.24

Third Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated January 10, 2012 (incorporated by reference to our Current Report on Form 8-K, filed on January 13, 2012 (File No. 000-29643)).

10.25

Fourth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated March 20, 2012 (incorporated by reference to our Annual Report on Form 10-K, filed on March 23, 2012 (File No. 000-29643)).

10.26

Fifth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated April 17, 2012 (incorporated by reference to our Current Report on Form 8-K, filed on April 20, 2012 (File No. 000-29643)).

10.27

Waiver and Sixth Amendment to Credit Agreement by and among the Registrant and Fifth Third Bank, dated June 25, 2012 (incorporated by reference to our Current Report on Form 8-K, filed on June 26, 2012 (File No. 000-29643)).

10.28

Stock Purchase Agreement by and between the Registrant and Concept Development Partners LLC, dated June 10, 2012 (incorporated by reference to our Current Report on Form 8-K, filed on June 11, 2012 (File No. 000-29643)).

10.29

Amended and Restated Credit Agreement among the Registrant and various lenders and Fifth Third Bank, as the Administrative Agent, dated May 31, 2013 (including forms of Term A Note, Line of Credit Note, Delayed Draw Term Note and CapEx Loan Note) (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2013 (File No. 000-29643)).

10.30

Master Reaffirmation and Amendment to Loan Documents by and among the Registrant, Fifth Third Bank as Administrative Agent, and the Guarantors, dated May 31, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2013 (File No. 000-29643)).

Exhibit Number	Description
10.31

Separation Agreement and Release by and between the Registrant and Steven J. Wagenheim, dated August 16, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on August 20, 2013 (File No. 000-29643)).

10.32

Securities Purchase Agreement by and between the Registrant and Michael Staenberg, Trustee of the MHS Trust dated January 13, 1986, dated December 2, 2013 (including Certificate of Designation of Rights and Preferences of Redeemable Preferred Stock and Warrant to Purchase Common Stock) (incorporated by reference to our Current Report on Form 8-K, filed on December 5, 2013 (File No. 000-29643)).

10.33

Waiver and First Amendment to Amended and Restated Credit Agreement by and between the Registrant and Fifth Third Bank, dated December 4, 2013 (incorporated by reference to our Current Report on Form 8-K, filed on December 5, 2013 (File No. 000-29643)).

21	Subsidiaries.

24	Powers of Attorney (included on Signatures page).

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